Form 10-Q
period 2017-03-31
ANAPTYSBIO INC
filed 2017-05-12
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                      .
Commission File Number: 001-37985

ANAPTYSBIO, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3828755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10421 Pacific Center Court, Suite 200
San Diego, CA 92121
(Address of principal executive offices and zip code)
(858) 362-6295
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 9, 2017, there were 20,269,273 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

ANAPTYSBIO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ANAPTYSBIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,754	$51,232
Receivable from collaborative partners	—	1,225
Australian tax incentive receivable	4,965	4,118
Short-term investments	6,742	—
Prepaid expenses and other current assets	1,694	1,633
Total current assets	110,155	58,208
Property and equipment, net	569	471
Long-term investments	20,327	—
Restricted cash	60	60
Deferred financing costs	—	3,441
Total assets	$131,111	$62,180
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,546	$2,278
Accrued expenses	4,330	3,429
Notes payable, current portion	1,250	—
Other current liabilities	—	1
Total current liabilities	8,126	5,708
Notes payable, net of current portion	12,709	13,809
Deferred rent	161	154
Preferred stock warrant liabilities	—	3,241
Commitments and contingencies
Series B convertible preferred stock, $0.001 par value, no shares and 3,963 authorized, issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	28,220
Series C convertible preferred stock, $0.001 par value, no shares and 1,887 shares authorized, no shares and 1,593 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	6,452
Series C-1 convertible preferred stock, $0.001 par value, no shares and 474 shares authorized, issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	2,156
Series D convertible preferred stock, $0.001 par value, no shares and 5,491 shares authorized, issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	40,688
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000 shares and no shares authorized, issued or outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 500,000 and 17,214 authorized, 20,249 shares and 2,651 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	20	3
Additional paid in capital	176,507	16,672
Accumulated other comprehensive income (loss)	(13)	—
Accumulated deficit	(66,399)	(54,923)
Total stockholders’ equity (deficit)	110,115	(38,248)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$131,111	$62,180

 See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Collaboration revenue	$—	$4,866
Operating expenses:
Research and development	7,935	4,786
General and administrative	2,053	1,219
Total operating expenses	9,988	6,005
Loss from operations	(9,988)	(1,139)
Other income (expense), net
Interest expense	(428)	(115)
Change in fair value of liability for preferred stock warrants	(1,366)	379
Other income (expense), net	347	(13)
Total other income (expense), net	(1,447)	251
Net loss	(11,435)	(888)
Unrealized loss on available for sale securities	(13)	—
Other comprehensive loss	(13)	—
Comprehensive loss	$(11,448)	$(888)
Net loss per common share:
Basic and diluted	$(0.75)	$(0.34)
Weighted-average number of shares outstanding:
Basic and diluted	15,295	2,629

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,435)	$(888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39	57
Stock-based compensation	866	322
Change in fair value of liability for preferred stock warrants	1,366	(379)
Noncash interest expense	150	22
Changes in operating assets and liabilities:
Receivable from collaborative partners	1,225	35
Australian tax incentive receivable	(847)	—
Prepaid expenses and other assets	(143)	(316)
Accounts payable and other liabilities	682	(1,093)
Income taxes payable	—	(139)
Deferred revenue	—	323
Net cash used in operating activities	(8,097)	(2,056)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments	(27,000)	—
Purchases of property and equipment	(85)	(35)
Net cash used in investing activities	(27,085)	(35)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriters fees	80,213	—
Proceeds from issuance of common stock, upon the exercise of stock options	355	9
Proceeds from issuance of common stock, upon the exercise of warrants	535	—
Payments for repurchase of common stock	—	(1)
Payments for offering costs	(399)	(283)
Net cash provided by (used in) financing activities	80,704	(275)
Net increase (decrease) in cash, cash equivalents, and restricted cash	45,522	(2,366)
Cash, cash equivalents and restricted cash, beginning of period	51,292	51,744
Cash, cash equivalents and restricted cash, end of period	$96,814	$49,378
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$278	$87
Noncash investing and financing activities:
Amounts accrued for property and equipment	$52	$7
Amounts accrued for offering costs	$1,290	$260
Reclassification of warrants to equity	$4,607	$—

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Since our inception, we have devoted our primary effort to raising capital and research and development activities, and at March 31, 2017, have an accumulated deficit of $66.4 million. Through March 31, 2017, all of our financial support has been provided primarily from the sale of our common and preferred stock, proceeds from the issuance of convertible debt and funds received under our collaborative research and development agreements. Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
Initial Public Offering and Related Transactions
On January 31, 2017, we completed an initial public offering, or IPO, selling 5,750,000 shares of common stock at $15.00 per share. Proceeds from our initial public offering net of underwriting discounts and commissions were $80.2 million.
In addition, each of the following occurred in connection with the completion of the IPO on January 31, 2017:

•	the conversion of all outstanding shares of convertible preferred stock into 11,520,698 shares of common stock; and

•
the conversion of warrants to purchase 377,195 shares of convertible preferred stock into warrants to purchase 377,195 shares of common stock and the resultant reclassification of the warrant liability to additional paid-in capital.

Reverse Stock Split
On January 13, 2017, we amended and restated our certificate of incorporation to effect a one for seven reverse stock split of every outstanding share of our preferred and common stock. The financial statements and accompanying footnotes have been retroactively restated to reflect the reverse stock split.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2016, included in our Annual Form 10-K.

Basis of Consolidation
The accompanying consolidated financial statements include us and our wholly-owned Australian subsidiary, which was established in March 2015. All intercompany accounts and transactions have been eliminated in consolidation. We operate in one reportable segment in the United States of America and our functional and reporting currency is the U.S. dollar.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We base our estimates and assumptions on historical experience when available and on various factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results could differ from these estimates under different assumptions or conditions.
Short Term and Long Term Investments
All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments with contractual maturities greater than 12 months at the balance sheet date are considered long-term investments. Unrealized gains and losses, deemed temporary in nature, are reported as a component of accumulated other comprehensive income (loss), net of tax. A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Premiums (discounts) are amortized (accreted) over the life of the related security as an adjustment to yield using the straight-line interest method. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and certain investments in money market funds, agency securities, commercial paper and U.S. treasury securities. Bank deposits are diversified between three financial institutions and these deposits may exceed insured limits. We are exposed to credit risk in the event of default by the financial institutions holding our cash and cash equivalents and issuers of investments that are recorded on our consolidated balance sheets. We mitigate our risk by investing in high-grade instruments and limiting the concentration in any one issuer, which limits our exposure.
Comprehensive Loss
Comprehensive loss represents all changes in stockholders’ equity (deficit) except those resulting from distributions to stockholders. Our unrealized losses on investments represent the only component of other comprehensive loss that is excluded from the reported net loss.
Net Income (Loss) Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common equivalent shares outstanding for the period. Diluted net loss per share includes any dilutive effect from outstanding stock options and warrants using the treasury stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted net loss per share.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
(in thousands)	2017	2016
Convertible preferred stock	—	11,521
Options to purchase common stock	1,995	2,027
Warrants to purchase preferred stock	—	294
Warrants to purchase common stock	332	117
Total	2,327	13,959

Accounting Pronouncements Recently Adopted
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under the new guidance, additional paid-in capital pools will be eliminated and entities will be required to recognize the income tax effects of share-based awards in the income statement when share-based awards vest or are settled. ASU 2016-09 also changes the classification of excess tax benefits on the statement of cash flows. It also will allow an employer to repurchase more of an employee's shares than it can currently for tax withholding purposes without triggering liability accounting and to make a policy election to either account for forfeitures as they occur or to continue the current practice of estimating forfeitures at the time of grant. ASU 2016-09 became effective for annual reporting periods beginning January 1, 2017, including interim periods thereafter. Upon adoption of this standard in January 2017, we recognized a cumulative increase of $41,000 to our accumulated deficit as a result of a change in accounting policy, due to our transition from calculating an estimated forfeiture rate at grant date to recording actual forfeitures as they occur. We did not record any other adjustments upon adoption of this standard.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. ASU 2016-18 becomes effective for annual reporting periods beginning January 1, 2018, including interim periods thereafter; early adoption is permitted, including adoption in an interim period. Upon early adoption of this standard in January 2017, we adjusted our consolidated statement of cash flows to include $60,000 in restricted cash in the beginning and ending cash balance. We did not record any other adjustments upon adoption of this standard.
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
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	March 31, 2017	December 31, 2016
Laboratory equipment	$3,460	$3,383
Office furniture and equipment	595	535
Leasehold improvements	351	351
	4,406	4,269
Less: accumulated depreciation and amortization	(3,837)	(3,798)
Total property and equipment, net	$569	$471

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	March 31, 2017	December 31, 2016
Accrued compensation and related expenses	$659	$973
Accrued professional fees	137	296
Accrued research and contract manufacturing expenses	3,423	2,084
Other	111	76
Total accrued expenses	$4,330	$3,429

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
During the year ended December 31, 2015, we achieved two $1.0 million milestones upon initiation of in vivo toxicology studies, using good laboratory practices (GLPs), for an AnaptysBio-generated anti-PD-1 antagonist antibody (TSR-042) and an AnaptysBio-generated anti-TIM-3 antagonist antibody (TSR-022), each being advanced by TESARO, for which we recognized $77,000 during the three months ended March 31, 2016.
In January 2016, TESARO received clearance of their IND from the FDA for an AnaptysBio-generated anti-PD-1 antagonist antibody (TSR-042) resulting in us earning a $4.0 million milestone payment. We recognized $2.9 million of the $4.0 million milestone payment as revenue during the three months ended March 31, 2016. The $4.0 million milestone payment was received in February 2016.
Revenue from future contingent milestone payments will be recognized if and when such payments become due, subject to satisfaction of all of the criteria necessary to recognize revenue at that time.
We recognized no revenue under this agreement during the three months ended March 31, 2017. Revenue recognized under this agreement aggregated $4.9 million during the three months ended March 31, 2016, which includes $3.0 million related to milestones earned, $1.2 million in funding for research and development services and $0.7 million for the amortization of the upfront fee.
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
There was no revenue recognized under this agreement during the three months ended March 31, 2017 and 2016.
5. Notes Payable
Notes Payable
On December 24, 2014, we entered into a Loan and Security Agreement (as amended from time to time, the “Loan Agreement”) with a bank and a financial institution whereby we may borrow up to $15.0 million in three separate draws of $5.0 million each. The Term A Loans, for an aggregate of $5.0 million, were drawn on December 24, 2014 and each bear a fixed rate of interest of 6.97%. The Term B Loans for an aggregate of $5.0 million were initially available for draw through December 31, 2015, contingent upon our first multi-dose PK/toxicology studies on at least two development programs and the Term C Loans for an aggregate of $5.0 million were initially available for draw through December 31, 2016, contingent upon receiving FDA approval on IND submission on at least two development programs.
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
In January 2016, the Loan Agreement was amended to combine Term B Loans and Term C Loans for a total of $10.0 million available for draw through December 31, 2016 and delay the beginning of our Term A Loans’ principal repayments from February 1, 2016 until February 1, 2017. The Term B Loans and Term C Loans became available for draw on July 1, 2016. If the Term B Loans and Term C Loans were issued, they would bear interest at the greater of 6.95% or the 3-month LIBOR plus 6.72%, with principal payments beginning February 1, 2017 and with final maturity in January 2019.
In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016. As of March 31, 2017, the Term Loans are due in 10 monthly interest-only payments through January 2018, followed by 24 equal monthly principal and interest payments beginning February 1, 2018, with final maturity in January 2020. Each Loan bears interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The interest rate was 7.43% as of March 31, 2017.
In connection with the issuance of the Term B & C Loans, we issued detachable, fully vested warrants to purchase an aggregate of 82,416 shares of Series C Preferred Stock at an exercise price of $4.55 per share to the lenders, which are subject to change under anti-dilution provisions. The warrants are exercisable at any time through December 2026. The grant-date fair value of the warrants of $0.9 million was recorded as a liability, with a reduction to the carrying value of the Term B & C Loans, and which is recognized as additional interest expense over the remaining term of the Loans. The initial fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: a stock price volatility of 79.2%, an expected life equal to the contractual term of the warrants of ten years and a risk-free interest rate of 2.45%. As discussed in Note 7 below, all of the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock in connection with the IPO and are accounted for as equity from the conversion date forward.
As of March 31, 2017, the carrying amount of the Term Loans were $14.0 million, which is net of discounts of $1.0 million and of which $1.3 million is classified as current liabilities as of March 31, 2017. The effective interest rate on the Term Loans at March 31, 2017 was 11.82%. As of March 31, 2017, future principal maturities of the Term Loans were $6.9 million, $7.5 million and $0.6 million in 2018, 2019 and 2020, respectively.
The Term Loans are secured by a first priority interest in most of our assets, excluding intellectual property. As of March 31, 2017, we were in compliance with the covenants contained in the Loan Agreement.
6. Fair Value Measurements and Available for Sale Investments
Our financial instruments consist principally of cash, cash equivalents, restricted cash, short-term and long-term investments, receivables, accounts payable, notes payable and preferred stock warrant liabilities. Certain of our financial assets and liabilities have been recorded at fair value in the consolidated balance sheet in accordance with the accounting standards for fair value measurements.
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
Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
Level 3 - Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2017
Money market funds(1)	$83,309	$83,309	$—	$—
Mutual funds(1)	11,822	11,822	—	—
U.S. treasury securities(2)	4,982	4,982	—	—
Agency securities(2)	10,411	—	10,411	—
Commercial paper(3)	13,286	—	13,286	—
At December 31, 2016
Money market funds(1)	$31,955	$31,955	$—	$—
Mutual funds(1)	17,620	17,620	—	—
Preferred stock warrant liabilities	3,241	—	—	3,241

(1)	Included in cash and cash equivalents, and restricted cash in the accompanying consolidated balance sheets.

(2)	Included in short-term or long-term investments in the accompanying consolidated balance sheets depending on the respective maturity date.

(3)	Included in cash and cash equivalents, short-term or long-term investments in the accompanying consolidated balance sheets depending on the respective maturity date.

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
The following methods and assumptions were used to estimate the fair value of our financial instruments for which it is practicable to estimate that value:
Marketable Securities. For fair values determined by Level 1 inputs, which utilize quoted prices in active markets for identical assets, the level of judgment required to estimate fair value is relatively low. For fair values determined by Level 2 inputs, which utilize quoted prices in less active markets for similar assets, the level of judgment required to estimate fair value is also considered relatively low.
Warrant Liabilities. Our preferred stock warrants were accounted for as derivative liabilities and measured at fair value on a recurring basis through January 31, 2017 as they contained features that were either not afforded equity classification or embodied risks that were not clearly and closely related to host contracts. We estimated the fair value of these derivatives utilizing the Black-Scholes option-pricing model, which requires Level 3 inputs.

As discussed in Note 7 below, all of the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock in connection with the IPO and are accounted for as equity from the conversion date forward. Prior to the conversion, we estimated the fair value of convertible preferred stock warrants at the time of issuance and subsequent remeasurement using the Black-Scholes option-pricing model at each reporting date.
Estimating fair values of derivative financial instruments, including Level 3 instruments, require the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors, including changes in the estimated fair value of our equity securities.

The following weighted-average assumptions were employed in estimating the value of the liabilities for Series C preferred stock warrants using the Black-Scholes option-pricing model as of January 31, 2017, the conversion date, and December 31, 2016:

	January 31, 2017	December 31, 2016
Fair value of preferred stock	$16.95	$12.67
Exercise price	$4.55	$4.55
Risk-free interest rate	1.4%	1.5%
Volatility	88.8%	88.6%
Dividend Yield	—%	—%
Contractual term (in years)	3.8	3.8
Weighted-average measurement date fair value per share	$13.71	$9.65
The following table summarizes the activity in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 Inputs):

	Three Months Ended March 31,
(in thousands)	2017	2016
Preferred Stock Warrant Liabilities:
Beginning balance	$(3,241)	$(1,549)
Net gains (losses) included in other expense	(1,366)	379
Reclassification of warrant liabilities to equity	4,607	—
Ending balance	$—	$(1,170)
Fair Value of Other Financial Instruments
The fair value of our financial instruments estimated as of March 31, 2017 and December 31, 2016 are presented below:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$13,959	$15,527	$13,809	$15,531
 The following methods and assumptions were used to estimate the fair value of our notes payable:
Notes Payable—We use the income approach to value the aforementioned debt instrument. We use a present value calculation to discount principal and interest payments and the final maturity payment on these liabilities using a discounted cash flow model based on observable inputs. We discount these debt instruments based on what the current market rates would offer us as of the reporting date. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized as Level 2 in the fair value hierarchy.

Investments
In February 2017 we began investing our excess cash in agency securities, commercial paper and debt instruments of financial institutions and corporations, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments, as of March 31, 2017 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$10,416	$1	$(6)	$10,411
Commercial paper(2)	13,288	1	(3)	13,286
US treasury securities(3)	4,988	—	(6)	4,982
Total available-for-sale investments	$28,692	$2	$(15)	$28,679

(1)	Agency securities have a maturity date of between one to two years as of March 31, 2017.

(2)	Of our outstanding Commercial paper, $8.4 million have maturity dates of less than one year and $4.9 million have maturity dates of between one to two years as of March 31, 2017.

(3)	Treasury securities have a maturity date of between one to two years as of March 31, 2017.
7. Stockholders’ Equity
Common and Preferred Stock
On January 13, 2017, we amended our Certificate of Incorporation to increase the number of authorized shares of common stock to 60,000,000 with a par value of $0.001 per share and decrease the number of authorized shares of preferred stock to 11,520,698 with a par value of $0.001 per share. Subsequently, on January 31, 2017, upon completion of our IPO, we amended our Certificate of Incorporation to increase the number of authorized shares of common stock to 500,000,000 with a par value of $0.001 and decrease the number of preferred shares of common stock to 10,000,000 with a par value of $0.001 per share.
Common Stock
Of the 500,000,000 shares of common stock authorized, 20,249,295 shares were issued and outstanding as of March 31, 2017. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at March 31, 2017 are as follows:

Issued and Outstanding:
Stock options	2,722,883
Warrants for shares of common stock	198,009
Shares reserved for future award grants	1,204,923
Total	4,125,815
Warrant Exercises
Through March 31, 2017, warrants for the purchase of 296,669 shares of common stock were exercised, of which 179,047 were exercised by a net exercise method. As a result, we issued 250,448 shares of common stock, net.

8. Equity Incentive Plans
2017 Equity Incentive Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Equity Incentive Plan or the 2017 Plan. The 2017 Plan became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017, and replaced our existing 2006 Equity Incentive Plan, or the 2006 Plan. Under the 2017 Plan we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. A total of 1,955,506 shares of common stock were initially reserved for issuance under the 2017 plan, including 308,343 that were rolled over from the 2006 Plan. In addition, the number shares of stock available for issuance under the 2017 Plan will be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors.
As of March 31, 2017, there were 2,722,883 options outstanding to purchase shares of common stock and 1,204,923 shares of common stock reserved for future stock awards under the 2017 Plan.
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
Stock Options
Stock options granted to employees and nonemployees generally vest over a four-year period while stock options granted to directors vest over a one year period. Each have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the three months ended March 31, 2017 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	1,879,428	$4.34
Granted	934,141	$22.13
Exercises	(76,863)	$4.63
Forfeitures and cancellations	(13,823)	$7.15
Outstanding at March 31, 2017	2,722,883	$10.42	8.15	$47,184.0

Total cash received from the exercise of stock options was approximately $0.4 million during the three months ended March 31, 2017. As a result of the adoption of ASU 2016-09 and the elimination of a forfeiture rate as discussed in Note 2 above, all options outstanding are considered expected to vest.
Certain stock option grants under the 2006 Plan provide for exercise of the stock option prior to vesting. Shares of common stock issued upon exercise of unvested options are subject to repurchase by us at the respective original exercise price until vested. Consideration received for the exercise of unvested stock options is recorded as a liability and reclassified into equity as the related award vests.
Stock-Based Compensation Expense
The estimated fair values of stock option awards granted to employees were determined on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Three Months Ended March 31, 2017
Risk-free interest rate	1.96%
Expected volatility	77.64%
Expected dividend yield	—%
Expected term (in years)	6.18
Weighted average grant date fair value per share	$15.15
There were 934,141 and no stock options granted during the three months ended March 31, 2017 and 2016, respectively.
We determine the appropriate, risk free interest rate, expected term for employee stock based awards, contractual term for nonemployee stock based awards, and volatility assumptions. The weighted-average expected option term for employee and director stock based awards reflects the application of the simplified method, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The weighted average expected term for nonemployee stock based awards is the remaining contractual life of the award. Estimated volatility incorporates historical volatility of similar entities whose share prices are publicly available. The risk free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected or contractual term of the share based payment awards. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Research and development	$300	$109
General and administrative	566	213
Total	$866	$322

At March 31, 2017, there was $16.7 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 3.1 years.
9. Australia Research and Development Tax Incentive
Our Australian subsidiary, which conducts core research and development activities on our behalf, is eligible to receive a 43.5% and 45.0% refundable tax incentive for qualified research and development activities during fiscal 2017 and fiscal 2016, respectively. For the three months ended March 31, 2017, $0.6 million was recorded as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss. As of March 31, 2016, we had not yet determined that we would meet the eligibility criteria for fiscal 2016, and therefore did not record a reduction to research and development expense.

10. Subsequent Events
In April 2017, TESARO initiated a registration program for an AnaptysBio-generated anti-PD-1 antagonist antibody (TSR-042) resulting in a $3.0 million milestone payment being earned. We expect to recognize as revenue and receive this milestone payment during the second quarter of 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the three months ended March 31, 2017, included in Part I, Item 1 of this report for the and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2016, included in the Company’s Form 10-K. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.
As used in this Quarterly Report on Form 10-Q, the terms “AnaptysBio,” “the Company,” “we,” “us,” and “our” refer to AnaptysBio, Inc. and, where appropriate, its consolidated subsidiary, unless the context indicates otherwise.
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
Our most advanced wholly-owned antibody programs, ANB020 and ANB019, neutralize therapeutic targets that are genetically associated with severe inflammatory disorders in humans. ANB020 inhibits the activity of the interleukin-33, or IL-33, cytokine for the treatment of moderate-to-severe adult atopic dermatitis, severe adult peanut allergy and severe adult eosinophilic asthma. ANB019 inhibits the interleukin-36 receptor, or IL-36R, for the treatment of rare inflammatory diseases including generalized pustular psoriasis, or GPP, and palmo-plantar pustular psoriasis, or PPP. We have completed a Phase 1 trial of ANB020 in healthy volunteers in Australia under an approved Clinical Trial Notification, or CTN. We believe the results of this Phase 1 trial demonstrate a favorable safety profile of ANB020, which was well-tolerated and for which no dose-limiting toxicities were observed, and favorable pharmacodynamic properties of ANB020, where at certain doses, a single administration was sufficient to suppress IL-33 function for approximately three months post-dosing as measured by an ex vivo pharmacodynamic assay. We have cleared an Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, and a Clinical Trial Authorisation, or CTA, with the U.K. Medicines and Healthcare Products Regulatory Agency, or MHRA, to initiate Phase 2a trials of ANB020 in patients with severe adult peanut allergy and moderate-to-severe adult atopic dermatitis, respectively, each of which is currently enrolling patients. We anticipate top-line data from these Phase 2a trials to be announced in the second half of 2017. In addition, we have submitted a UK CTA to seek regulatory clearance to initiate a Phase 2a trial in patients with severe adult eosinophilic asthma and plan on enrolling patients in a Phase 2a study during the second half of 2017. We anticipate top-line data from this Phase 2a trial to be announced during the first half of 2018. We have cleared a CTN and have are enrolling healthy volunteers in a Phase 1 clinical trial for ANB019, where we anticipate announcing top-line data from this trial during the second half of 2017. We subsequently plan to seek regulatory clearance to initiate Phase 2 studies of ANB019 in GPP and PPP patients during 2018. In addition to ANB020 and ANB019, our wholly-owned pipeline includes novel checkpoint receptor agonist antibodies that we believe are applicable for treatment of certain autoimmune diseases where immune checkpoint receptors are insufficiently activated, and which have demonstrated efficacy in an animal model of graft-versus-host disease.
In addition to our wholly-owned antibody programs, multiple AnaptysBio-developed antibody programs have been advanced under our collaborations to preclinical and clinical milestones. Our collaborations include an immuno-oncology-focused collaboration with TESARO and an inflammation-focused collaboration with Celgene, which are further described above under “TESARO Programs” and “Celgene Programs” respectively in Part 1 - Item 1 of our Form 10-K filed on March 8, 2017 with the Securities and Exchange Commission, or SEC.
In April 2017, TESARO initiated a registration program for an AnaptysBio-generated anti-PD-1 antagonist antibody (TSR-042) resulting in a $3.0 million milestone payment being earned. We expect to recognize as revenue and receive this milestone payment during the second quarter of 2017. In May 2017, TESARO submitted an IND to the FDA for an AnaptysBio-generated anti-LAG-3 antagonist antibody (TSR-033). Upon clearance of the IND, we expect to receive a $4.0 million milestone payment.
We intend to continue generating additional therapeutic antibodies using our SHM platform against emerging biological targets related to immuno-oncology, inflammation and other unmet medical needs. In general, our strategy is to advance our pipeline programs to key inflection points, and leverage partnerships with pharmaceutical and biotechnology companies where appropriate.
Certain antibodies developed using our SHM platform are currently being advanced by our partners to key preclinical, clinical and commercial milestones, which we anticipate will generate additional cash receipts for us. To the extent that these product candidates are commercialized, we will also be entitled to royalty payments upon commercial sales of the associated products.
As of March 31, 2017, we had an accumulated deficit of $66.4 million primarily as a result of losses incurred since our inception in 2005. Although we reported net income of $3.5 million during the year ended December 31, 2014, we expect to continue to incur net operating losses for at least the next several years as we advance our products through clinical development, seek regulatory approval, prepare for and, if approved, proceed to, commercialization, expand our operations and facilities and grow in new and existing markets, territories and industries.
Initial Public Offering
On January 31, 2017, we completed an initial public offering, or IPO, selling 5,750,000 shares of common stock at $15.00 per share, which included 750,000 shares sold pursuant to the exercise of the underwriters' options to purchase additional shares. Proceeds from our initial public offering net of underwriting discounts and commissions were $80.2 million.
Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. From inception through March 31, 2017, we have received $66.6 million in non-dilutive funding from our collaborators.
Research and Development Expense
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
We have conducted initial clinical trials for ANB020 and are conducting initial clinical trials for ANB019 in Australia to rapidly enter into first-in-human studies and benefit from research and development-related financial incentives related to the development of ANB020 and ANB019. We have also initiated Phase 2a trials of ANB020 in patients with severe adult peanut allergy and moderate-to-severe adult atopic dermatitis, respectively, each of which are currently enrolling patients. Taking into account any financial incentives, we expect our research and development expenses to be higher for the foreseeable future as we advance our product candidates into clinical development.
General and Administrative Expense
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, for our executive, finance, legal, business development, human resource and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services.
Interest Expense
Interest expense consists of stated interest and amortization of discounts on our outstanding notes payable relating to our Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank, as amended, which we refer to as the Loan Agreement.
Change in Fair Value of Liability for Preferred Stock Warrants
Income and expense from the change in fair value of our liability for preferred stock warrants results from the valuation of our outstanding warrants to purchase shares of our preferred stock, which is valued at each period end. Upon the closing of our initial public offering on January 31, 2017, the warrants to purchase shares of preferred stock have converted into warrants to purchase shares of common stock, the preferred stock warrant liabilities have been reclassified to additional paid-in capital and periodic fair value adjustments will no longer be required.

Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. We believe there have been no significant changes in our critical accounting policies as discussed in our Form 10-K filed on March 8, 2017 with the SEC.
Results of Operations - Comparison of the Three Months Ended March 31, 2017 and 2016
Collaboration Revenue
Collaboration revenue was $4.9 million during the three months ended March 31, 2016. A comparison of revenue by collaborator is as follows:

	Three Months Ended March 31,		Increase
(in thousands)	2017	2016	(Decrease)
TESARO-amortization of upfront payments	$—	$735	$(735)
TESARO-funding of research and development	—	1,190	(1,190)
TESARO-milestones	—	2,941	(2,941)
Total collaboration revenue	$—	$4,866	$(4,866)

During the first and fourth quarter of 2014 we received $17.0 million and $2.0 million, respectively, in upfront payments under our collaboration and exclusive license agreement with TESARO. For the three months ended March 31, 2016, we recognized the amortized portion of these upfront fees in the amounts of $0.7 million. We also recognized revenue of $1.2 million during the three months ended March 31, 2016, for research and development services performed under the agreement. We recognized $2.9 million in milestone revenue during the three months ended March 31, 2016 related to two $1.0 million milestones achieved in 2015 and a $4.0 million milestone achieved in January 2016, which we recognized ratably over the life of the contract which ended December 31, 2016.
We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones and other payments from our existing collaborations.
Research and Development Expenses
Research and development expenses were $7.9 million and $4.8 million during the three months ended March 31, 2017 and 2016, respectively, for an increase of approximately $3.1 million. The increase was primarily due to a $1.5 million increase in outside services for preclinical expenses, a $0.8 million increase in clinical expenses, as well as a $0.5 million increase in salaries and related expenses, primarily stock compensation expense. These increases were offset by the recognition of the Australia tax incentive, which reduced our expenses by $0.6 million during the three months ended March 31, 2017 upon our determination that the tax incentive was collectible. No tax incentive was recorded during the three months ended March 31, 2016.
We expect our research and development expenses to increase as we further advance our development programs and, in particular, as we enter into additional clinical trials.

General and Administrative Expenses
General and administrative expenses were $2.1 million and $1.2 million during the three months ended March 31, 2017 and 2016, respectively, for an increase of approximately $0.8 million. The increase was due primarily to a $0.6 million increase in salaries and related expenses, including stock compensation expense.
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
Interest Expense
Interest expense was $0.4 million during the three months ended March 31, 2017 and represents effective interest of 11.82% through March 31, 2017, with an outstanding principal balance of $15.0 million as of March 31, 2017. Interest expense was $0.1 million during the three months ended March 31, 2016 and primarily represents effective interest of 9.25% on our outstanding Term A Loans, which had an outstanding principal balance of $5.0 million as of March 31, 2016.
Change in Fair Value of Liabilities for Preferred Stock Warrants
The change in fair value of the liabilities for stock warrants resulted in expense of $1.4 million and income of $0.4 million during the three months ended March 31, 2017 and 2016, respectively, due to changes in the valuation of our Series C convertible preferred stock which impacts the estimated fair value of the warrants. As discussed in Item 1 — Note 7 above, all of the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock in connection with the IPO and are accounted for as equity from the conversion date forward.
Other Income (Expense)
Other income (expense) was $0.3 million during the three months ended March 31, 2017 and primarily consisted of interest income of approximately $0.1 million from our money market fund and foreign exchange gains of approximately $0.3 million related to our Australian subsidiary. Other income (expense) was $(13,000) during the three months ended March 31, 2016 and primarily consisted of a foreign exchange loss related to our Australian subsidiary.
Liquidity and Capital Resources
From our inception through March 31, 2017, we have received an aggregate of $257.8 million to fund our operations which included $172.1 million from the sale of equity securities, $66.6 million from our collaboration agreements and $19.1 million from venture debt. As of March 31, 2017, we had $123.8 million in cash and cash equivalents and investments.
In addition to our existing cash and cash equivalents and investments, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain nonclinical, clinical, regulatory and sales-based events, and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time. Our rights to payments under our collaboration agreements are our only committed external source of funds.
We may seek to obtain additional financing in the future through equity or debt financings or through collaborations or partnerships with other companies. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially adversely affected.

Under the Loan Agreement, we may borrow up to $15.0 million in three separate draws of $5.0 million each. In January 2016, we amended the Loan Agreement to combine Term B Loans and Term C Loans for a total of $10.0 million available for draw and delay the principal repayments for our Term A Loans from February 1, 2016 until February 1, 2017.
In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016. As of March 31, 2017, the Term Loans are due in 10 monthly interest-only payments through January 2018, followed by 24 equal monthly principal and interest payments beginning February 1, 2018, with final maturity in January 2020. Each Loan bears interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The rate was 7.43% as of March 31, 2017.
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
As a publicly traded company, we incur significant legal, accounting and other expenses that we were not required to incur as a private company.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and The NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that were inapplicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
Cash and cash equivalents and investments totaled $123.8 million as of March 31, 2017, compared to $51.2 million as of December 31, 2016, and includes net proceeds of $80.2 million from our IPO which was completed on January 31, 2017. We expect that our existing cash and cash equivalents, as well as our investments and projected revenue under our existing collaborations will fund our operating plan through 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Increase
(in thousands)	2017	2016	(Decrease)
Net cash (used in) provided by:
Operating activities	(8,097)	(2,056)	$(6,041)
Investing activities	(27,085)	(35)	(27,050)
Financing activities	80,704	(275)	80,979
Net increase (decrease) in cash, cash equivalents and restricted cash	$45,522	(2,366)	$47,888
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2017 of $(8.1) million was primarily due to our net loss of $(11.4) million, adjusted for changes in working capital of $0.9 million and addbacks for non-cash expenses of $2.4 million which includes stock-based compensation and warrant liability fair value adjustments. Net cash used in operating activities during the three months ended March 31, 2016 of $(2.1) million was primarily due to our net loss of $(0.9) million adjusted for changes in working capital of $(1.2) million.
Investing Activities
Cash used in investing activities during the three months ended March 31, 2017 was primarily due to the acquisition of investments upon receipt of the proceeds from our IPO. Cash used in investing activities during the three months ended March 31, 2016 was primarily due to our purchases of property and equipment.
Financing Activities
The cash provided by financing activities during the three months ended March 31, 2017 of $80.7 million was primarily related to net proceeds of $80.2 million from our IPO as well as proceeds of $0.9 million from the issuance of common stock as a result of option and warrant exercises, offset by $(0.4) million in payments related to offering costs. Cash used in financing activities during the three months ended March 31, 2016 of $(0.3) million was primarily related to payments for deferred offering costs.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities that we invest in have market risk in that a change in prevailing interest rates or significant change in economic circumstances may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments. We invest our excess cash primarily in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of March 31, 2017, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this report, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.
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
We are using our proprietary technology platform to develop therapeutic antibodies, including our wholly-owned product candidates, as well as other programs that are being developed by our collaborators. However, all of our wholly-owned and partnered product candidates are in the early stages of development, and, for a wide variety of reasons discussed below, may fail in development or suffer delays that adversely affect their commercial viability.
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
We have recently completed our Phase 1 clinical trial for ANB020 in healthy humans, and have only recently initiated patient trials with ANB020, and have only recently initiated a Phase 1 clinical trial with ANB019. We have conducted various preclinical studies of our product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, and many product candidates fail in clinical trials despite promising preclinical results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. In the single-ascending dose segment of our Phase 1 clinical trial of ANB020, the most common adverse events were upper respiratory tract infection and headache, and we observed one case of severe neutropenia in one individual, which was acute and not persistent, and was considered not to be drug-related.  All safety information generated under the single-ascending dose segment of our Phase 1 clinical trial was included in the US IND and UK CTA submissions which have been subsequent cleared. No adverse events were determined to be drug related. Subjects in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or in our ongoing Phase 1 clinical trial. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which will inform our dosing strategy for future clinical trials, however such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans, and may lead to unforeseen toxicity not previously observed in preclinical testing. Further, if clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
Even if we or our collaborators initiate and complete clinical trials for our product candidates, we will not be permitted to market our product candidates in the United States until we receive approval of a Biologics License Application, or BLA, from the FDA, and will not be permitted to market in other countries without marketing approval from foreign regulatory authorities. Obtaining approval of a BLA or other marketing approvals is often a lengthy, expensive and uncertain process over which the FDA and foreign regulatory authorities have substantial discretion. Other than submitting and receiving acceptance for our CTN for ANB020 in Australia, obtaining clearance for our IND for a Phase 2a clinical trial of ANB020 in severe adult peanut allergy in the United States, obtaining clearance for our CTA for a Phase 2a clinical trial of ANB020 in moderate-to-severe adult atopic dermatitis in the United Kingdom and obtaining clearance for our CTN for ANB019 in Australia, we have not yet discussed with the FDA or foreign regulatory authorities the development plans for any of our product candidates or the designs of any of our later-stage clinical studies. We thus may not have the full benefit of the FDA’s or foreign regulatory authorities’ current thinking on trial designs or product development for our target indications. For example, although we believe a small pivotal trial, potentially with approximately 100 patients, may be sufficient to demonstrate substantial evidence of efficacy of ANB019 in generalized pustular psoriasis, or GPP, patients. However, we have not yet discussed clinical trial design for this indication with the FDA, and the FDA may disagree with our proposed trial design, including the number of patients necessary to demonstrate efficacy and/or may require us to conduct more than one pivotal study in order to obtain approval of a BLA. In addition, with regard to ANB020, although we intend for our investigators for our Phase 2a study to enroll only patients with severe adult peanut allergy, the protocol does not preclude enrollment of patients with non-severe adult peanut allergy. It is possible that our investigator could enroll patients with non-severe peanut allergy, which could provide us with less information than anticipated with regard to ANB020’s effect on severe peanut allergy.
Preclinical studies and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Products, on average, take 10 to 15 years to be developed from the time they are discovered to the time they are approved and available for treating patients. The start or end of a clinical trial is often delayed or halted for many reasons, including:

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
We may not be successful in our efforts to use our technology platform to expand our pipeline of product candidates and develop marketable products.
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
We have recently commenced clinical development of ANB020 and ANB019, and have no other history of conducting clinical trials or commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
Our operations to date have been largely limited to financing and staffing our company, developing our technology and developing our wholly-owned product candidates, and other product candidates in partnerships with our collaborators. As a company, we have only very limited experience conducting clinical trials and have not had previous experience commercializing product candidates, including submitting an IND or a BLA to the FDA. In part because of this lack of experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized. Clinical trials and commercializing our wholly-owned product candidates will require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs, consultants or collaborators. Relying on third-party clinical investigators, CROs or collaborators may result in delays that are outside of our control.

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
For asthma, our competitors include omalizumab (Xolair; Roche) which has received FDA approval and functions by inhibiting the binding between free IgE and FceRI; antibodies that bind IL-5 and inhibit its interaction with the IL-5 receptor such as mepolizumab (Nucala; Glaxosmithkline), which the FDA recently approved for the add-on maintenance treatment in patients aged 12 years or older with severe eosinophilic asthma, and reslizumab (Teva), which the FDA’s Pulmonary-Allergy Drugs Advisory Committee recommended for approval in adult patients aged 18 years and older for the treatment of inadequately controlled asthma in patients with elevated eosinophils, despite an inhaled corticosteroids treatment regimen; antibodies such as benralizumab (AstraZeneca) that bind the IL-5 receptor; antibodies that bind to IL-13 such as lebrikizumab (Roche), tralokinumab (AstraZeneca) and anrukinzumab (Pfizer), which are in clinical testing; antibodies that bind the IL-4 receptor alpha chain, such as dupilumab (Regeneron, Sanofi) and AMG 317 (Amgen) each in clinical testing, an ST2-binding antibody which Roche has in-licensed from Amgen (previously known as AMG 282) and plans to advance into Phase 2 clinical trials, and CNTO 7160, which is another ST2-binding antibody that GSK in-licensed from Janssen. Regeneron has recently announced an IL-33 related program (REGN 3500) in a Phase 1 clinical trial and is indicated for asthma and chronic obstructive pulmonary disease. For peanut allergy, our competitors include DBV Technologies, which is developing transdermal products for tolerization of food allergies, while Aimmune Therapeutics is developing oral products for peanut allergy desensitization. For atopic dermatitis, our competitors include dupilumab (Dupixent, Regeneron, Sanofi), which has been approved by the FDA, crisaborole (EUCRISA, Pfizer), which has recently been approved by the FDA, and VTP-38543 (Vitae, acquired by Allergan), which is currently in a Phase 2 trial. For GPP and PPP, our competitors include marketed therapies such as secukinumab (Cosentyx; Novartis) which binds IL-17A; ustekinumab (Stelara; Janssen) which blocks IL-12 and 23 cytokine function; and acitretin (Soriatane; Glaxosmithkline), as well as therapies in development such as guselkumab (Janssen) which blocks IL-23 cytokine function, gevokizumab (Xoma 052) and canakinumab (Ilaris, Novartis) which bind IL-1 beta and BI-655130 (Boehringer Ingelheim).
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. Our net loss was $(11.4) million for the three months ended March 31, 2017 and our collaboration revenue was $4.9 million and our net loss was $(0.9) million for the three months ended March 31, 2016. As of March 31, 2017, we had an accumulated deficit of $(66.4) million.
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
We are currently only in the clinical development stages for our most advanced product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain or expand our research and development efforts, expand our business or continue our operations. A decline in the value of our company would also cause you to lose part or even all of your investment.
We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates.
As a research and development company, our operations have consumed substantial amounts of cash since our inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue our discovery and preclinical development to identify new clinical candidates, and we and our collaborators initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we incur additional costs associated with operating as a public company. We believe that our existing cash and cash equivalents and investments along with funding we expect to receive under existing collaboration agreements will fund our projected operating plan through 2018. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we continue to move our product candidates through preclinical studies, submit INDs or foreign equivalents and commence clinical development we may have adverse results requiring us to find new product candidates, or our collaborators may not elect to pursue the development and commercialization of any of our product candidates that are subject to their respective agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through product collaborations to continue development of our product candidates.

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
If we need to conduct additional fundraising activities and we do not raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects. Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including:

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
In addition, current Australian tax regulations provide for a refundable research and development tax credit equal to 43.5% of qualified expenditures. If we lose our ability to operate AnaptysBio Pty in Australia, or if we are ineligible or unable to receive the research and development tax credit, or the Australian government significantly reduces or eliminates the tax credit, our business and results of operation would be adversely affected.
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
We have conducted our initial clinical trial for ANB020 in Australia and have initiated a Phase 1 clinical trial for ANB019 in Australia. We believe that clinical data generated in Australia will be accepted by the FDA and its foreign equivalents outside of Australia, and therefore may enable us to commence Phase 2 and possibly registration clinical trials in the United States or the United Kingdom following submission of an IND or CTA, without the need for us to repeat our Phase 1 trials in the United States or the United Kingdom. While we have received clearance from the FDA and MHRA to begin Phase 2 clinical trials for ANB020, there can be no assurance the FDA, MHRA or other foreign equivalents will accept data from the clinical trials we plan to conduct in Australia for ANB019. If the FDA, MHRA or other foreign equivalents do not accept any such data, we would likely be required to conduct additional Phase 1 clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Of the 20,249,295 shares of our common stock outstanding as of March 31, 2017, 14,499,295 shares are currently subject to restrictions on transfer under 180-day lock-up arrangements with either the underwriters for our initial public offering or under agreements entered into between us and the holders of those shares. These restrictions are due to expire July 25, 2017, resulting in these shares becoming eligible for public sale if they are registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act, or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701. We also have registered all shares of common stock that we may issue under our equity incentive plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements described above. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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
We plan to use our current year operating losses to offset taxable income from any revenue generated from operations or corporate collaborations. To the extent we have taxable income, we plan to use our NOL carryforwards to offset income that would otherwise be taxable. However, under the Tax Reform Act of 1986, the benefits from the use of our NOL carryforwards may be impaired or limited under Section 382 of the Internal Revenue Code of 1984, as amended, or the Code, if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. In September 2015, we completed a Section 382 and 383 ownership change analysis through December 31, 2014 and determined that there was an ownership change in 2007 that may limit the utilization of approximately $5.3 million and $5.4 million in federal and state NOLs, respectively, and $0.2 million in both federal and state research tax credits. We extended the analysis period of the study through December 31, 2016, noting no ownership changes during fiscal 2015 or fiscal 2016. Our use of federal NOL carryforwards could be limited further by the provisions of Section 382 of the Code depending upon the timing and amount of additional equity securities that we have issued or will issue. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On January 9, 2017, we granted an option to one of our executive officers to purchase 170,241 shares of common stock under our Amended and Restated 2006 Equity Inventive Plan, with a per share exercise price of $11.34. The offer, sale and issuance of these options were deemed to be exempt from registration under the Securities Act under Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.
Use of Proceeds
On January 25, 2017, our Registration Statement on Form S-1 (File No. 333-206849) relating to the IPO of our common stock was declared effective by the SEC. Pursuant to such Registration Statement, we sold an aggregate of 5,750,000 shares of our common stock at a price of $15.00 per share. Credit Suisse Securities (USA) LLC, Stifel, Nicolaus & Company, Incorporated, JMP Securities LLC and Wedbush Securities Inc. acted as underwriters. On January 31, 2017, we closed the sale of such shares, resulting in aggregate cash proceeds to us of approximately $80.2 million, net of underwriting discounts and commissions.
There has been no material change in the expected use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on January 26, 2017 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANAPTYSBIO, INC.

Date:	May 11, 2017	By:	/s/ Hamza Suria
Hamza Suria
Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2017	By:	/s/ Dominic G. Piscitelli
Dominic G. Piscitelli
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation, as currently in effect.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.