Form 10-Q
period 2017-06-30
ANAPTYSBIO INC
filed 2017-08-10
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 8, 2017, there were 20,342,484 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

ANAPTYSBIO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ANAPTYSBIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,752	$51,232
Receivable from collaborative partners	—	1,225
Australian tax incentive receivable	5,637	4,118
Short-term investments	75,607	—
Prepaid expenses and other current assets	3,852	1,633
Total current assets	115,848	58,208
Property and equipment, net	543	471
Long-term investments	13,912	—
Long-term vendor deposits	46	—
Restricted cash	60	60
Deferred financing costs	—	3,441
Total assets	$130,409	$62,180
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,724	$2,278
Accrued expenses	3,230	3,429
Notes payable, current portion	3,125	—
Other current liabilities	—	1
Total current liabilities	10,079	5,708
Notes payable, net of current portion	10,987	13,809
Deferred rent	168	154
Preferred stock warrant liabilities	—	3,241
Commitments and contingencies
Series B convertible preferred stock, $0.001 par value, no shares and 3,963 authorized, issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	28,220
Series C convertible preferred stock, $0.001 par value, no shares and 1,887 shares authorized, no shares and 1,593 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	6,452
Series C-1 convertible preferred stock, $0.001 par value, no shares and 474 shares authorized, issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	2,156
Series D convertible preferred stock, $0.001 par value, no shares and 5,491 shares authorized, issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	40,688
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000 shares and no shares authorized, issued or outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 500,000 and 17,214 authorized, 20,290 shares and 2,651 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	20	3
Additional paid in capital	178,297	16,672
Accumulated other comprehensive loss	(59)	—
Accumulated deficit	(69,083)	(54,923)
Total stockholders’ equity (deficit)	109,175	(38,248)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$130,409	$62,180

 See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Collaboration revenue	$7,000	$5,850	$7,000	$10,716
Operating expenses:
Research and development	7,205	2,335	15,140	7,121
General and administrative	2,350	1,152	4,403	2,371
Total operating expenses	9,555	3,487	19,543	9,492
Income (loss) from operations	(2,555)	2,363	(12,543)	1,224
Other income (expense), net
Interest expense	(439)	(116)	(867)	(231)
Change in fair value of liability for preferred stock warrants	—	3	(1,366)	382
Other income (expense), net	310	72	657	59
Total other income (expense), net	(129)	(41)	(1,576)	210
Net income (loss)	(2,684)	2,322	(14,119)	1,434
Net income attributed to participating securities	—	(2,141)	—	(1,434)
Net income (loss) attributed to common stockholders	(2,684)	181	(14,119)	—
Unrealized loss on available for sale securities	(46)	—	(59)	—
Other comprehensive loss	(46)	—	(59)	—
Comprehensive income (loss)	$(2,730)	$181	$(14,178)	$—
Net income (loss) per common share:
Basic	$(0.13)	$0.07	$(0.79)	$—
Diluted	$(0.13)	$0.05	$(0.79)	$—
Weighted-average number of shares outstanding:
Basic	20,271	2,635	17,797	2,632
Diluted	20,271	3,498	17,797	3,497

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,119)	$1,434
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	90	117
Stock-based compensation	2,304	617
Change in fair value of liability for preferred stock warrants	1,366	(382)
Non-cash interest expense	303	50
Changes in operating assets and liabilities:
Receivable from collaborative partners	1,225	246
Australian tax incentive receivable	(1,519)	(2,598)
Prepaid expenses and other assets	(2,490)	(372)
Accounts payable and other liabilities	2,100	699
Income taxes payable	—	(139)
Deferred revenue	—	(59)
Net cash used in operating activities	(10,740)	(387)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments	(89,353)	—
Purchases of property and equipment	(153)	(49)
Net cash used in investing activities	(89,506)	(49)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriters fees	80,213	—
Proceeds from issuance of common stock, upon the exercise of stock options	503	9
Proceeds from issuance of common stock, upon the exercise of warrants	535	—
Payments for repurchase of common stock	—	(1)
Payments for offering costs	(1,485)	(670)
Net cash provided by (used in) financing activities	79,766	(662)
Net decrease in cash, cash equivalents, and restricted cash	(20,480)	(1,098)
Cash, cash equivalents and restricted cash, beginning of period	51,292	51,744
Cash, cash equivalents and restricted cash, end of period	$30,812	$50,646
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$469	$174
Noncash investing and financing activities:
Amounts accrued for property and equipment	$9	$—
Amounts accrued for offering costs	$—	$750
Reclassification of warrants to equity	$4,607	$—

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

Since our inception, we have devoted our primary effort to raising capital and research and development activities, and at June 30, 2017, have an accumulated deficit of $69.1 million. Through June 30, 2017, all of our financial support has been provided primarily from the sale of our common and preferred stock, proceeds from the issuance of convertible debt and funds received under our collaborative research and development agreements. Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2016, included in our Annual Form 10-K.

Basis of Consolidation
The accompanying consolidated financial statements include us and our wholly-owned Australian subsidiary, which was established in March 2015. All intercompany accounts and transactions have been eliminated in consolidation. We operate in one reportable segment and our functional and reporting currency is the U.S. dollar.
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
Short Term and Long Term Investments
All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments with contractual maturities 12 months or greater at the balance sheet date are considered long-term investments. Unrealized gains and losses, deemed temporary in nature, are reported as a component of accumulated other comprehensive income (loss), net of tax. A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and certain investments in money market funds, agency securities, commercial obligations and U.S. treasury securities. Bank deposits are diversified between three financial institutions and these deposits may exceed insured limits. We are exposed to credit risk in the event of default by the financial institutions holding our cash and cash equivalents and issuers of investments that are recorded on our consolidated balance sheets. We mitigate our risk by investing in high-grade instruments and limiting the concentration in any one issuer, which limits our exposure.
Comprehensive Income (Loss)
Comprehensive income (loss) represents all changes in stockholders’ equity (deficit) except those resulting from distributions to stockholders. Our unrealized losses on investments represent the only component of other comprehensive loss that is excluded from the reported net income (loss).
Net Income (Loss) Per Common Share
Net income (loss) per share of common stock is determined using the two-class method for participating securities to the extent this method is more dilutive than the if-converted method. All series of our convertible preferred stock are considered to be participating securities. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings, are subtracted from net income to determine total earnings to be attributed to common stockholders.
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income (loss) per share includes any dilutive effect from outstanding stock options and warrants using the treasury stock method. Computations for basic and diluted net income (loss) per common share are below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share data)	2017	2016	2017	2016
Numerator:
Net income (loss)	$(2,684)	$2,322	$(14,119)	$1,434
Net income attributed to participating securities	—	(2,141)	—	(1,434)
Net income (loss) attributed to common stockholders	$(2,684)	$181	$(14,119)	$—
Denominator:
Basic weighted-average common shares outstanding	20,271	2,635	17,797	2,632
Effect of dilutive securities:
Stock options	—	835	—	837
Warrants	—	28	—	28
Diluted weighted-average common shares outstanding	20,271	3,498	17,797	3,497

Net income (loss) per share, basic	$(0.13)	$0.07	$(0.79)	$—
Net income (loss) per share, diluted	$(0.13)	$0.05	$(0.79)	$—
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Options to purchase common stock	1,910	981	1,952	973
Warrants to purchase common stock	198	—	265	—
Total	2,108	981	2,217	973

Accounting Pronouncements Recently Adopted
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under the new guidance, additional paid-in capital pools will be eliminated and entities will be required to recognize the income tax effects of share-based awards in the income statement when share-based awards vest or are settled. ASU 2016-09 also changes the classification of excess tax benefits on the statement of cash flows. It also will allow an employer to repurchase more of an employee's shares than it can currently for tax withholding purposes without triggering liability accounting and to make a policy election to either account for forfeitures as they occur or to continue the current practice of estimating forfeitures at the time of grant. ASU 2016-09 became effective for annual reporting periods beginning January 1, 2017, including interim periods thereafter. Upon adoption of this standard in January 2017, we recognized a cumulative increase of $41,000 to our accumulated deficit as a result of a change in accounting policy, due to our transition from calculating an estimated forfeiture rate at grant date to recording actual forfeitures as they occur. We did not record any other adjustments upon adoption of this standard.

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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of assets recognized from costs incurred to fulfill a contract and becomes effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period; adoption is permitted as early as January 1, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We will transition this standard using the modified retrospective approach for our annual reporting period beginning January 1, 2018. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impacts relate to our accounting for variable consideration including revenues related to contingent “milestone” based payments and our disclosures required under the new standard as it relates to our two ongoing collaboration agreements, TESARO and Celgene. Application of the new standard requires that variable consideration be recognized to the extent that it is probable that a significant reversal in the amount of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Accordingly, we may be required to recognize milestone payments earlier in the period in which we determine a significant reversal will not occur, rather than when the milestone is achieved. However, we have reviewed the TESARO and Celgene agreements and have determined that given the nature of potential milestones owed to us under these agreements, and the inherent risk involved in developing drugs, we believe that the majority of potential milestones will not be recognizable as of the standard adoption date. Additionally, while we currently disaggregate our revenue disclosures by collaborative agreement, additional discussion surrounding significant estimates made by management may be required.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which intends to enhance the reporting model for financial instruments by providing users of financial instruments with more decision-useful information. The standard also addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments and requires additional disclosure about the nature, amount, timing and uncertainty of assets recognized from costs incurred to fulfill a contract and becomes effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period; early adoption is permitted. While we are currently assessing the impact of adopting this standard, we do not anticipate this standard will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use asset and a related lease liability arising from leases on the balance sheet. ASU 2016-02 becomes effective for our annual reporting period beginning January 1, 2019, including interim periods thereafter; early adoption is permitted. We are currently reviewing all contracts outstanding including our existing facility lease agreement and are assessing the impact that this standard will have on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), which provides further guidance as to what constitutes a modification to the terms of shared based compensation, in order to create consistency in practice amongst all entities. ASU 2017-09 becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods thereafter; early adoption is permitted, including adoption in an interim period. We intend to adopt this standard as of January 1, 2018, and do not anticipate this standard will have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Equity from Liabilities (Topic 480) and Derivatives and Hedging (Topic 815), which addresses the complexity of accounting for certain financial instruments with down round features and finalizes pending guidance related to mandatorily redeemable noncontrolling interests. Under ASU 2017-11, when determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 becomes effective for annual reporting periods beginning after December 15, 2018, including interim periods thereafter; early adoption is permitted, including adoption in an interim period. We intend to adopt this standard as of January 1, 2019, and do not anticipate this standard will have a material impact on our consolidated financial statements.
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	June 30, 2017	December 31, 2016
Laboratory equipment	$3,476	$3,383
Office furniture and equipment	604	535
Leasehold improvements	351	351
	4,431	4,269
Less: accumulated depreciation and amortization	(3,888)	(3,798)
Total property and equipment, net	$543	$471

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	June 30, 2017	December 31, 2016
Accrued compensation and related expenses	$893	$973
Accrued professional fees	117	296
Accrued research and contract manufacturing expenses	2,013	2,084
Other	207	76
Total accrued expenses	$3,230	$3,429
4. Collaborative Research and Development Agreements
TESARO Collaboration
In March 2014, we entered into a Collaboration and Exclusive License Agreement (TESARO Agreement) with TESARO, Inc. and TESARO Development, Inc. (collectively, “TESARO”), an oncology-focused biopharmaceutical company. Under the terms of the agreement, we agreed to perform certain discovery and early preclinical development of therapeutic antibodies with the goal of generating immunotherapy antibodies for subsequent preclinical, clinical, regulatory and commercial development to be performed by TESARO. Under the terms of the agreement, TESARO paid an upfront license fee of $17.0 million in March 2014 and agreed to provide funding to us for research and development services related to antibody discovery programs for three specific targets. In November 2014, we and TESARO entered into Amendment No. 1 to the Agreement to add an antibody discovery program against an undisclosed fourth target for an upfront license fee of $2.0 million.

For each development program, we are eligible to receive milestone payments of up to $18.0 million if certain preclinical and clinical trial events are achieved by TESARO, up to an additional $90.0 million if certain U.S. and European regulatory submissions and approvals in multiple indications are achieved, and up to an additional $165.0 million upon the achievement of specified levels of annual worldwide net sales. We will also be eligible to receive tiered single-digit royalties related to worldwide net sales of products developed under the collaboration. Unless earlier terminated by either party upon specified circumstances, the agreement will terminate, with respect to each specific developed product, upon the latter of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent. We determined that the upfront license fees and research funding under the agreement, as amended, should be accounted for as a single unit of accounting and that the upfront license fees should be deferred and recognized as revenue over the same period that the research and development services are performed. In December 2015, we determined that the research and development services would be extended through December 31, 2016. As a result, the period over which the unrecognized license fees and milestones were recognized was extended through December 31, 2016.
During the year ended December 31, 2015, we achieved two $1.0 million milestones upon initiation of in vivo toxicology studies, using good laboratory practices (GLPs), for an AnaptysBio-generated anti-PD-1 antagonist antibody (TSR-042) and an AnaptysBio-generated anti-TIM-3 antagonist antibody (TSR-022), each being advanced by TESARO, for which we recognized $77,000 and $0.2 million during the three and six months ended June 30, 2016.
In January 2016, TESARO received clearance of their IND from the FDA for an AnaptysBio-generated anti-PD-1 antagonist antibody (TSR-042) resulting in us earning a $4.0 million milestone payment, for which we recognized $0.4 million and $3.3 million during the three and six months ended June 30, 2016. The $4.0 million milestone payment was received in February 2016.
In May 2016, TESARO received clearance of their IND from the FDA for AnaptysBio-generated anti-TIM3 antagonist antibody (TSR-022) resulting in us earning a $4.0 million milestone payment, for which we recognized $3.3 million during the three and six months ended June 30, 2016. The $4.0 million milestone payment was received in June 2016.
In April 2017, TESARO initiated a registration program for an AnaptysBio-generated anti-PD-1 antagonist antibody (TSR-042) resulting in a $3.0 million milestone payment being earned. We recognized the $3.0 million payment as revenue during the three and six months ended June 30, 2017. The $3.0 million payment was received in May 2017.
In June 2017, TESARO received clearance of their IND from the FDA for an AnaptysBio-generated anti-LAG-3 antagonist antibody (TSR-033) resulting in us earning a $4.0 million milestone payment. We recognized the $4.0 million payment as revenue during the three and six months ended June 30, 2017. The $4 million payment was received in June 2017.
Revenue from future contingent milestone payments will be recognized if and when such payments become due, subject to satisfaction of all of the criteria necessary to recognize revenue at that time.
We recognized $7.0 million in revenue under this agreement during the three months ended June 30, 2017 related to two milestones earned. Revenue recognized under this agreement aggregated $5.4 million during the three months ended June 30, 2016, which includes $3.8 million related to milestones earned, $1.0 million in funding for research and development, $0.6 million for the amortization of the upfront fee.
We recognized $7.0 million in revenue under this agreement during the six months ended June 30, 2017 related to two milestones earned. Revenue recognized under this agreement aggregated $10.2 million during the six months ended June 30, 2016, which includes $6.7 million related to milestones earned, $2.2 million in funding for research and development services and $1.3 million for the amortization of the upfront fee.

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
In June 2016, Celgene successfully completed an in vivo toxicology study using GLPs for an AnaptysBio-generated antibody resulting in us earning a $0.5 million milestone payment in June 2016. We recognized the $0.5 million milestone payment as revenue during the three and six months ended June 30, 2016. The $0.5 million milestone payment was received in June 2016.
There was no revenue recognized under this agreement during the three and six months ended June 30, 2017.
5. Notes Payable
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
In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016. As of June 30, 2017, the Term Loans are due in seven monthly interest-only payments through

January 2018, followed by 24 equal monthly principal and interest payments beginning February 1, 2018, with final maturity in January 2020. Each Loan bears interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The interest rate was 7.58% as of June 30, 2017.
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
As of June 30, 2017, the carrying amount of the Term Loans were $14.1 million, which is net of discounts of $0.9 million and of which $3.1 million is classified as current liabilities as of June 30, 2017. The effective interest rate on the Term Loans at June 30, 2017 was 11.97%. As of June 30, 2017, future principal maturities of the Term Loans were $6.9 million, $7.5 million and $0.6 million in 2018, 2019 and 2020, respectively.
The Term Loans are secured by a first priority interest in most of our assets, excluding intellectual property. As of June 30, 2017, we were in compliance with the covenants contained in the Loan Agreement.
6. Fair Value Measurements and Available for Sale Investments
Fair Value Measurements
Our financial instruments consist principally of cash, cash equivalents, restricted cash, short-term and long-term investments, receivables, accounts payable, notes payable and, through January 31, 2017, preferred stock warrant liabilities. Certain of our financial assets and liabilities have been recorded at fair value in the consolidated balance sheet in accordance with the accounting standards for fair value measurements.
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2017
Money market funds(1)	$21,891	$21,891	$—	$—
Mutual funds(1)	8,404	8,404	—	—
U.S. treasury securities(2)	36,522	36,522	—	—
Agency securities(2)	19,408	—	19,408	—
Commercial obligations(3)	33,589	—	33,589	—
At December 31, 2016
Money market funds(1)	$31,955	$31,955	$—	$—
Mutual funds(1)	17,620	17,620	—	—
Preferred stock warrant liabilities	3,241	—	—	3,241

(1)	Included in cash and cash equivalents, and restricted cash in the accompanying consolidated balance sheets.

(2)	Included in short-term or long-term investments in the accompanying consolidated balance sheets depending on the respective maturity date.

(3)	Included in short-term investments in the accompanying consolidated balance sheets.

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
The following table summarizes the activity in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 Inputs):

	Six Months Ended June 30,
(in thousands)	2017	2016
Preferred Stock Warrant Liabilities:
Beginning balance	$(3,241)	$(1,549)
Net gains (losses) included in other expense	(1,366)	382
Reclassification of warrant liabilities to equity	4,607	—
Ending balance	$—	$(1,167)
Fair Value of Other Financial Instruments
The fair value of our other financial instruments estimated as of June 30, 2017 and December 31, 2016 are presented below:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$14,112	$15,653	$13,809	$15,531
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

Available for Sale Investments
In February 2017 we began investing our excess cash in agency securities, debt instruments of financial institutions and corporations, or commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments, as of June 30, 2017 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$19,422	$1	$(15)	$19,408
Commercial obligations(2)	33,611	—	(22)	33,589
US Treasury securities(3)	36,545	—	(23)	36,522
Total available-for-sale investments	$89,578	$1	$(60)	$89,519

(1)	Of our outstanding Agency securities, $10.5 million have maturity dates of less than one year and $8.9 million have a maturity date of between one to two years as of June 30, 2017.

(2)	Of our outstanding Commercial obligations, $33.6 million have maturity dates of less than one year.

(3)	Of our outstanding U.S. Treasury securities $31.5 million have maturity dates of less than one year and $5.0 million have a maturity date of between one to two years as of June 30, 2017.
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
Common Stock
Of the 500,000,000 shares of common stock authorized, 20,289,907 shares were issued and outstanding as of June 30, 2017. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at June 30, 2017 are as follows:

Issued and Outstanding:
Stock options	2,643,180
Warrants for shares of common stock	198,009
Shares reserved for future award grants	1,244,014
Total	4,085,203
Warrant Exercises
During the six months ended June 30, 2017, warrants for the purchase of 296,669 shares of common stock were exercised, of which 179,047 were exercised by a net exercise method. As a result, we issued 250,448 shares of common stock, net.

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
As of June 30, 2017, there were 2,643,180 options outstanding to purchase shares of common stock and 1,244,014 shares of common stock reserved for future stock awards under the 2017 Plan.
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
Stock Options
Stock options granted to employees and nonemployees generally vest over a four-year period while stock options granted to directors vest over a one year period. Each have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the six months ended June 30, 2017 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	1,879,428	$4.34
Granted	964,141	$22.26
Exercises	(117,475)	$4.28
Forfeitures and cancellations	(82,914)	$12.53
Outstanding at June 30, 2017	2,643,180	$10.62	7.93	$35,734.8
Exercisable at June 30, 2017	1,067,981	$3.04	6.14	$22,315.3

Total cash received from the exercise of stock options was approximately $0.5 million during the six months ended June 30, 2017. As a result of the adoption of ASU 2016-09 and the elimination of a forfeiture rate as discussed in Note 2 above, all options outstanding are considered expected to fully vest.
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
Stock-Based Compensation Expense
The estimated fair values of stock option awards granted to employees were determined on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	1.98%	1.5%
Expected volatility	77.4%	72.8%
Expected dividend yield	—%	—%
Expected term (in years)	6.25	6.25
Weighted average grant date fair value per share	$15.12	$3.78
There were 964,141 and 30,567 stock options granted during the six months ended June 30, 2017 and 2016, respectively.
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
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Research and development	$499	$94	$799	$204
General and administrative	939	201	1,505	413
Total	$1,438	$295	$2,304	$617

At June 30, 2017, there was $15.4 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.9 years.

9. Australia Research and Development Tax Incentive
Our Australian subsidiary, which conducts core research and development activities on our behalf, is eligible to receive a 43.5% and 45.0% refundable tax incentive for qualified research and development activities during fiscal 2017 and fiscal 2016, respectively. For the three months ended June 30, 2017 and 2016, $0.6 million and $3.0 million, respectively, were recorded as a reduction to research and development expenses in the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2017 and 2016, $1.2 million and $3.0 million, respectively, were recorded as a reduction to research and development expenses in the consolidated statements of operations and comprehensive income (loss). As of June 30, 2017 our tax incentive receivable from the Australian government was $5.6 million. We did not record a reduction to research and development expenses prior to the three months ended June 30, 2016 as collectability was not reasonably assured.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the three and six months ended June 30, 2017, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2016, included in the Company’s Form 10-K. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.
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
We initiated clinical development of ANB020 with a Phase 1 trial, which has been completed in healthy volunteers in Australia under an approved Clinical Trial Notification, or CTN. We believe the results of this Phase 1 trial demonstrate a favorable safety profile of ANB020, which was well-tolerated and for which no dose-limiting toxicities were observed, and favorable pharmacodynamic properties of ANB020, where at certain doses, a single administration was sufficient to suppress IL-33 function for approximately three months post-dosing as measured by an ex vivo pharmacodynamic assay. We have completed enrollment of a Phase 2a trial of ANB020 in 12 patients with moderate-to-severe atopic dermatitis, where efficacy is assessed using the Eczema Area and Severity Index (EASI) index for patients following treatment with a single dose of ANB020, which is being conducted pursuant to a Clinical Trial Authorisation, or CTA, with the U.K. Medicines and Healthcare products Regulatory Agency, or MHRA for which top-line data is anticipated during the second half of 2017. We are currently enrolling a double blinded, placebo-controlled Phase 2a trial of ANB020 in 20 patients with severe adult peanut allergy where efficacy is assessed using tolerance of oral food challenge before and after administration of a single dose of ANB020 or placebo, which is being conducted pursuant to an Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA for which top-line data is also anticipated during the second half of 2017. In addition, we have received clearance for a U.K. CTA to initiate a double blinded, placebo-controlled Phase 2a trial in patients with severe adult eosinophilic asthma and plan on enrolling 24 patients where efficacy is assessed using Forced Expiratory Volume in 1 (one) second (FEV1) assessment of patients administered with a single dose of ANB020 or placebo, for which top-line data is anticipated during the first half of 2018.

We have initiated clinical development of ANB019 in a healthy volunteer Phase 1 clinical trial under a cleared Australian CTN, where ANB019 is being administered in single and multiple doses through subcutaneous and intravenous routes of administration, and we anticipate announcing top-line data from this trial during the second half of 2017. We subsequently plan to seek regulatory clearance to initiate Phase 2 studies of ANB019 in GPP and PPP patients during 2018.
In addition to ANB020 and ANB019, our wholly-owned pipeline includes novel checkpoint receptor agonist antibodies that we believe are applicable for treatment of certain autoimmune diseases where immune checkpoint receptors are insufficiently activated, and which have demonstrated efficacy in an animal model of graft-versus-host disease.
In addition to our wholly-owned antibody programs, multiple AnaptysBio-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with TESARO and an inflammation-focused collaboration with Celgene. Under our TESARO partnership, TESARO has initiated a registration program for an AnaptysBio-generated anti-PD-1 antagonist antibody (TSR-042) in metastatic microsatellite instability-high (MSI-H) endometrial cancer, with the intent of utilizing this study to support a request for accelerated approval and Biologics License Application (BLA) submission to the U.S. Food and Drug Administration (FDA). This resulted in us earning a $3.0 million milestone payment during the second quarter of 2017, which was also recognized as revenue and received during the second quarter of 2017. In addition, TESARO announced that TSR-042 showed anti-PD-1 activity in a completed Phase 1 study. In addition, TESARO has completed dose escalation in a monotherapy Phase 1 study for an AnaptysBio-generated anti-TIM-3 antagonist antibody (TSR-022) and has initiated a combination trial of TSR022 with TSR-042 during mid-2017. TESARO received clearance of an IND submitted to the FDA and has initiated a Phase 1 study dose escalation trial of an AnaptysBio-generated anti-LAG-3 antagonist antibody (TSR-033). This resulted in us earning a $4.0 million milestone payment during the second quarter of 2017, which was also recognized as revenue and received during the second quarter of 2017. TESARO has initiated IND-enabling studies for an AnaptysBio-generated PD-1/LAG-3 bispecific antibody, which has exhibited similar levels of T cell activation in vitro as a combination of TSR-042 and TSR-033. Under our Celgene partnership, Celgene is conducting a Phase 1 study of an AnaptysBio-generated anti-PD-1 agonist antibody (CC-90006) in healthy volunteers, and an undisclosed second AnaptysBio-generated antibody is currently under preclinical development.

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
As of June 30, 2017, we had an accumulated deficit of $69.1 million primarily as a result of losses incurred since our inception in 2005. Although we reported net income of $3.5 million during the year ended December 31, 2014, we expect to continue to incur net operating losses for at least the next several years as we advance our products through clinical development, seek regulatory approval, prepare for and, if approved, proceed to, commercialization, expand our operations and facilities and grow in new and existing markets, territories and industries.
Initial Public Offering
On January 31, 2017, we completed an initial public offering, or IPO, selling 5,750,000 shares of common stock at $15.00 per share, which included 750,000 shares sold pursuant to the exercise of the underwriters' options to purchase additional shares. Proceeds from our initial public offering net of underwriting discounts and commissions were $80.2 million.
Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. From inception through June 30, 2017, we have received $73.6 million in non-dilutive funding from our collaborators.
Research and Development Expense
Research and development expenses consist of costs associated with our research and development activities, including drug discovery efforts and preclinical and clinical development of our programs. Our research and development expenses include:

•
External research and development expenses incurred under arrangements with third-parties, such as Contract Research Organizations, or CROs, consultants, members of our scientific and therapeutic advisory boards, and Contract Manufacturing Organizations, or CMOs;

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
We are conducting research and development activities on several inflammation and immuno-oncology programs. We have a research and development team that conducts antibody discovery, characterization, translational studies, IND-enabling preclinical studies and clinical development. We conduct some of our early research and preclinical activities internally and plan to rely on third parties, such as CROs and CMOs, for the execution of certain of our research and development activities, such as in vivo toxicology and pharmacology studies, drug product manufacturing and clinical trials.
We have conducted initial clinical trials for ANB020 and are conducting initial clinical trials for ANB019 in Australia to rapidly enter into first-in-human studies and benefit from research and development-related financial incentives related to the development of ANB020 and ANB019. We have fully enrolled a Phase 2a trial of ANB020 in patients with moderate-to-severe adult atopic dermatitis, are continuing to enroll in our ongoing Phase 2a trial of ANB020 in patients with severe adult peanut allergy and have also received clearance from the UK Medicines & Health Products Regulatory Agency (MHRA) to proceed with a Phase 2a trial of ANB020 patients with severe adult eosinophilic asthma. We expect our research and development expenses to be higher for the foreseeable future as we advance our product candidates into clinical development.
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
Interest Expense
Interest expense consists of stated and floating interest payments and amortization of discounts on our outstanding notes payable relating to our Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank, as amended, which we refer to as the Loan Agreement.
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
Results of Operations - Comparison of the Three and Six Months Ended June 30, 2017 and 2016
Collaboration Revenue
Collaboration revenue was $7.0 million compared to $5.9 million for the three months ended June 30, 2017 and 2016, respectively, and $7.0 million compared to $10.7 million for the six months ended June 30, 2017 and 2016. A comparison of revenue by collaborator is as follows:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
(in thousands)	2017	2016	(Decrease)	2017	2016	(Decrease)
TESARO-amortization of upfront payments	$—	$582	$(582)	$—	$1,317	$(1,317)
TESARO-funding of research and development	—	967	(967)	—	2,157	(2,157)
TESARO-milestones	7,000	3,801	3,199	7,000	6,742	258
Celgene-milestone	—	500	(500)	—	500	(500)
Total collaboration revenue	$7,000	$5,850	$1,150	$7,000	$10,716	$(3,716)

Revenue during the three months ended June 30, 2017 increased $1.2 million compared to the three months ended June 30, 2016, primarily resulting from an increase in milestone revenue due to mix of milestones earned and the timing of recognition upon completion of the research services under the TESARO Agreement in December 31, 2016. The increase is offset by a decrease in upfront fees and research reimbursement revenue which we recognized in full upon the completion of the TESARO contract in December 31, 2016.
Revenue during the six months ended June 30, 2017 decreased $3.7 million compared to the six months ended June 30, 2016 primarily due to a decrease in upfront fees and research reimbursement revenue which we recognized in full upon the completion of the research services under the TESARO contract in December 31, 2016, offset by an increase in milestone revenue.
We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones and other payments from our existing collaborations.
Research and Development Expenses
Research and development expenses during the three months ended June 30, 2017 increased approximately $4.9 million compared to the three months ended June 30, 2016, primarily due to a $1.0 million increase in outside services for preclinical and manufacturing expenses, a $0.9 million increase in clinical expenses, as well as a $0.4 million increase in salaries and related expenses, primarily stock compensation expense. The increase also reflects a $2.4 million decrease in Australian tax incentives recognized during the three months ended June 30, 2017 when compared to the three months ended June 30, 2016, related to the timing of the initial recognition of 2015 and 2016 tax incentives during the three months ended June 30, 2016 upon our determination that the tax incentive was collectible.
Research and development expenses during the six months ended June 30, 2017 increased approximately $8.0 million compared to the six months ended June 30, 2016, primarily due to a $2.5 million increase in outside services for preclinical and manufacturing expenses, a $1.6 million increase in clinical expenses, as well as a $0.8 million increase in salaries and related expenses, primarily stock compensation expense. The increase also reflects a $1.8 million decrease in Australian tax incentives recognized during the six months ended June 30, 2017 related to the timing of the initial recognition of 2015 and 2016 tax incentives as discussed above.

We expect our research and development expenses to increase as we further advance our development programs and, in particular, as we enter into additional clinical trials.
General and Administrative Expenses
General and administrative expenses during the three months ended June 30, 2017 increased approximately $1.2 million compared to the three months ended June 30, 2016, primarily due to a $0.9 million increase in salaries and related expenses, including stock compensation expense as well as a $0.2 million increase in public company costs.
General and administrative expenses during the six months ended June 30, 2017 increased approximately $2.0 million compared to the six months ended June 30, 2016, primarily due to a $1.4 million increase in salaries and related expenses, including stock compensation expense as well as a $0.3 million increase in public company costs.
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
Interest Expense
Interest expense was $0.4 million and $0.9 million during the three and six months ended June 30, 2017, respectively, and represents effective interest of 11.97% through June 30, 2017, with an outstanding principal balance of $15.0 million as of June 30, 2017. Interest expense was $0.1 million and $0.2 million during the three and six months ended June 30, 2016 respectively, and primarily represents effective interest of 9.25% on our outstanding Term A Loans, which had an outstanding principal balance of $5.0 million as of June 30, 2016.
Change in Fair Value of Liabilities for Preferred Stock Warrants
The change in fair value of the liabilities for stock warrants resulted in no expense and income of $3,000 during the three months ended June 30, 2017 and 2016, respectively and $1.4 million of expense compared to $0.4 million of income during the six months ended June 30, 2017 and 2016, respectively, due to changes in the valuation of our Series C convertible preferred stock which impacts the estimated fair value of the warrants. As discussed in Item 1 — Note 7 above, all of the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock in connection with the IPO and are accounted for as equity from the conversion date forward.
Other Income (Expense)
Other income (expense) was $0.3 million during the three months ended June 30, 2017 and primarily consisted of interest income of approximately $0.3 million from our short-term and long-term investments and foreign exchange gains of approximately $29,000 related to our Australian subsidiary. Other income (expense) was $72,000 during the three months ended June 30, 2016 and primarily consisted of a foreign exchange gain related to our Australian subsidiary and interest income from our money market fund.
Other income (expense) was $0.7 million during the six months ended June 30, 2017 and primarily consisted of interest income of approximately $0.4 million from our short-term and long-term investments and foreign exchange gains of approximately $0.3 million related to our Australian subsidiary. Other income (expense) was $59,000 during the six months ended June 30, 2016 and primarily consisted of interest income from our money market fund.

Liquidity and Capital Resources
From our inception through June 30, 2017, we have received an aggregate of $264.9 million to fund our operations which included $172.2 million from the sale of equity securities, $73.6 million from our collaboration agreements and $19.1 million from venture debt. As of June 30, 2017, we had $120.3 million in cash, cash equivalents and investments.
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
In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016. As of June 30, 2017, the Term Loans are due in seven monthly interest-only payments through January 2018, followed by 24 equal monthly principal and interest payments beginning February 1, 2018, with final maturity in January 2020. Each Loan bears interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The rate was 7.58% as of June 30, 2017.
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
As a publicly traded company, we incur significant legal, accounting and other expenses that were not required as a private company.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and The NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that were inapplicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
Cash, cash equivalents and investments totaled $120.3 million as of June 30, 2017, compared to $51.2 million as of December 31, 2016, and includes net proceeds of $80.2 million from our IPO which was completed on January 31, 2017 and $7.0 million in revenue related to milestones achieved during the six months ended June 30, 2017. We expect that our existing cash and cash equivalents, as well as our investments and projected revenue under our existing collaborations will fund our operating plan through 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(in thousands)	2017	2016	$ Change
Net cash (used in) provided by:
Operating activities	(10,740)	(387)	$(10,353)
Investing activities	(89,506)	(49)	(89,457)
Financing activities	79,766	(662)	80,428
Net decrease in cash, cash equivalents and restricted cash	$(20,480)	(1,098)	$(19,382)
Operating Activities
Net cash used in operating activities during the six months ended June 30, 2017 of $10.7 million was primarily due to our net loss of $14.1 million, adjusted for changes in working capital of $0.7 million and addbacks for non-cash expenses of $4.1 million which includes stock-based compensation and warrant liability fair value adjustments. Net cash used in operating activities during the six months ended June 30, 2016 of $0.4 million was primarily due to our net income of $1.4 million and non-cash addbacks of $0.4 million offset by changes in working capital of $2.2 million.
Investing Activities
Cash used in investing activities during the six months ended June 30, 2017 was primarily due to the acquisition of investments upon receipt of the proceeds from our IPO. Cash used in investing activities during the six months ended June 30, 2016 was due to our purchases of property and equipment.
Financing Activities
The cash provided by financing activities during the six months ended June 30, 2017 of $79.8 million was primarily related to net proceeds of $80.2 million from our IPO as well as proceeds of $1.0 million from the issuance of common stock as a result of option and warrant exercises, offset by $1.5 million in payments related to offering costs. Cash used in financing activities during the six months ended June 30, 2016 of $0.7 million was primarily related to payments for deferred offering costs.
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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of June 30, 2017, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. For example, product candidates in later clinical trials may fail to demonstrate sufficient efficacy despite having progressed through initial clinical trials, even if certain analyses of primary or secondary endpoints in those early trials showed trends toward efficacy or, in some analyses, nominal statistical significance. In addition, the results of clinical trials in one set of patients or line of treatment may not be predictive of those obtained in another.
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
We have conducted various preclinical studies of our product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. We have only recently completed our Phase 1 clinical trial for ANB020 in healthy humans, and initiated patient trials with ANB020. We also have only recently initiated a Phase 1 clinical trial with ANB019. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, or to observe results in later stage clinical trials that are unexpected based on early clinical trials. Many product candidates fail in clinical trials despite promising preclinical and early clinical results. In addition, top-line results of a clinical trial, which generally reflect preliminary reviews of primary efficacy and/or safety results, do not necessarily predict final results, and any topline findings or assessments are subject to change pending the completion of final data review procedures. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

In the single-ascending dose segment of our Phase 1 clinical trial of ANB020, the most common adverse events were upper respiratory tract infection and headache, and we observed one case of severe neutropenia in one individual, which was acute and not persistent, and was considered not to be drug-related. No adverse events were determined to be drug related. All safety information generated under the single-ascending dose segment of our Phase 1 clinical trial was included in the US IND and UK CTA submissions which were subsequently cleared by the FDA and MHRA, respectively. Subjects in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or in our Phase 1 clinical trials. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which will inform our dosing strategy for future clinical trials, however such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans, and may lead to unforeseen toxicity not previously observed in preclinical testing. If preclinical studies of our product candidates fail to provide preliminary evidence of safety to the satisfaction of regulatory authorities or do not otherwise produce satisfactory results, we may incur additional costs or experience delays in initiating and/or advancing the development and commercialization of our product candidates. Further, if clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
Even if we or our collaborators initiate and complete clinical trials for our product candidates, we will not be permitted to market our product candidates in the United States until we receive approval of a Biologics License Application, or BLA, from the FDA, and will not be permitted to market in other countries without marketing approval from foreign regulatory authorities. Obtaining approval of a BLA or other marketing approvals is often a lengthy, expensive and uncertain process over which the FDA and foreign regulatory authorities have substantial discretion. Other than submitting and receiving acceptance for our CTN for ANB020 in Australia, obtaining clearance for our IND for a Phase 2a clinical trial of ANB020 in severe adult peanut allergy in the United States, obtaining clearance for our CTA for a Phase 2a clinical trial of ANB020 in moderate-to-severe adult atopic dermatitis in the United Kingdom and obtaining clearance for our CTN for ANB019 in Australia, we have not yet discussed with the FDA or foreign regulatory authorities the development plans for any of our product candidates or the designs of any of our later-stage clinical studies. We thus may not have the full benefit of the FDA’s or foreign regulatory authorities’ current thinking on trial designs or product development for our target indications. For example, we believe a small pivotal trial, potentially with approximately 100 patients, may be sufficient to demonstrate substantial evidence of efficacy of ANB019 in generalized pustular psoriasis, or GPP, patients. However, we have not yet discussed clinical trial design for this indication with the FDA, and the FDA may disagree with our proposed trial design, including the number of patients necessary to demonstrate efficacy and/or may require us to conduct more than one pivotal study in order to obtain approval of a BLA. In addition, with regard to ANB020, although we intend for our investigators for our Phase 2a study to enroll only patients with severe adult peanut allergy, the protocol does not preclude enrollment of patients with non-severe adult peanut allergy. It is possible that our investigator could enroll patients with non-severe peanut allergy, which could provide us with less information than anticipated with regard to ANB020’s effect on severe peanut allergy.
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
Our operations to date have been largely limited to financing and staffing our company, developing our technology and developing our wholly-owned product candidates, and other product candidates in partnerships with our collaborators. As a company, we have only very limited experience conducting clinical trials and have not had previous experience commercializing product candidates, including submitting a BLA to the FDA. In part because of this lack of experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized. Clinical trials and commercializing our wholly-owned product candidates will require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs, consultants or collaborators. Relying on third-party clinical investigators, CROs or collaborators may result in delays that are outside of our control.
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
For asthma, our competitors include omalizumab (Xolair; Roche) which has received FDA approval and functions by inhibiting the binding between free IgE and FceRI; antibodies that bind IL-5 and inhibit its interaction with the IL-5 receptor such as mepolizumab (Nucala; Glaxosmithkline), which the FDA recently approved for the add-on maintenance treatment in patients aged 12 years or older with severe eosinophilic asthma, and reslizumab (Teva), which the FDA’s Pulmonary-Allergy Drugs Advisory Committee recommended for approval in adult patients aged 18 years and older for the treatment of inadequately controlled asthma in patients with elevated eosinophils, despite an inhaled corticosteroids treatment regimen; antibodies such as benralizumab (AstraZeneca) that bind the IL-5 receptor; antibodies that bind to IL-13 such as lebrikizumab (Roche), tralokinumab (AstraZeneca) and anrukinzumab (Pfizer), which are in clinical testing; antibodies that bind the IL-4 receptor alpha chain, such as dupilumab (Regeneron, Sanofi) and AMG 317 (Amgen) each in clinical testing, an ST2-binding antibody which Roche has in-licensed from Amgen (previously known as AMG 282) and plans to advance into Phase 2 clinical trials, and CNTO 7160, which is another ST2-binding antibody that GSK in-licensed from Janssen. Regeneron has recently announced an IL-33 related program (REGN 3500) in a Phase 1 clinical trial and is indicated for asthma and chronic obstructive pulmonary disease and AstraZeneca has also recently announced an IL-33 related program (MEDI3506) in a Phase 1 clinical trial and is indicated for chronic obstructive pulmonary disease. For peanut allergy, our competitors include DBV Technologies, which is developing transdermal products for tolerization of food allergies, while Aimmune Therapeutics is developing oral products for peanut allergy desensitization. For atopic dermatitis, our competitors include dupilumab (Dupixent, Regeneron, Sanofi), which has been approved by the FDA, crisaborole (EUCRISA, Pfizer), which has recently been approved by the FDA, and VTP-38543 (Vitae, acquired by Allergan), which is currently in a Phase 2 trial. For GPP and PPP, our competitors include marketed therapies such as secukinumab (Cosentyx; Novartis) which binds IL-17A; ustekinumab (Stelara; Janssen) which blocks IL-12 and 23 cytokine function; and acitretin (Soriatane; Glaxosmithkline), as well as therapies in development such as guselkumab (Janssen) which blocks IL-23 cytokine function, gevokizumab (Xoma 052) and canakinumab (Ilaris, Novartis) which bind IL-1 beta and BI-655130 (Boehringer Ingelheim).
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

Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product is approved under a BLA. To date, several biosimilar products have been approved under the BPCIA, but no interchangeable biological products have been approved. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
If companion diagnostics are developed in conjunction with clinical programs, the FDA may require regulatory approval of a companion diagnostic as a condition to approval of the product candidate. For example, if we use a genetic test to determine which patients are most likely to benefit from ANB019 for the treatment of GPP or PPP by designing our pivotal trial or trials of ANB019 in that indication to require that subjects test positive for specific genetic mutations as a criterion for enrollment, then we will likely be required to obtain FDA approval or clearance of a companion diagnostic, concurrent with approval of ANB019, to test for those genetic mutations; we may also be required to demonstrate to the FDA the predictive utility of the companion diagnostic—namely, that the diagnostic selects for patients in whom the biologic therapy will be effective or more effective compared to patients not selected for by the diagnostic. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. We do not currently have any agreement in place with any third party to develop or commercialize companion diagnostics for any of our product candidates. Companion diagnostics are subject to regulation by the FDA and foreign regulatory authorities as medical devices and require separate regulatory approval or clearance prior to commercialization.
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
The process of manufacturing biologics is complex, highly-regulated and subject to multiple risks. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. Moreover, if the FDA determines that our manufacturer is not in compliance with FDA laws and regulations, including those governing current good manufacturing practices, or cGMPs, the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. Our collaboration revenue was $7.0 million and our net loss was $(14.1) million for the six months ended June 30, 2017 and our collaboration revenue was $10.7 million and our net income was $1.4 million for the six months ended June 30, 2016. As of June 30, 2017, we had an accumulated deficit of $(69.1) million.

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
We are currently only in the clinical development stages for our most advanced product candidates. In order to become and remain profitable we must, alone or with our collaborators, develop and eventually commercialize a product or products with significant market potential. This may require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, successfully developing companion diagnostics, obtaining marketing approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain or expand our research and development efforts, expand our business or continue our operations. A decline in the value of our company would also cause you to lose part or even all of your investment.

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
In addition, current Australian tax regulations provide for a refundable research and development tax credit equal to 43.5% of qualified expenditures. In July 2017, we received a letter from the Australian Taxation Office indicating that our tax credit application for fiscal 2016 had been selected for further review which has delayed receipt of the 2016 refund. If we are ineligible or unable to receive the research and development tax credit, or if we lose our ability to operate AnaptysBio Pty in Australia, or the Australian government significantly reduces or eliminates the tax credit, our business and results of operation would be adversely affected.
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
For example, in March 2010, former President Barack Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.
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
Some of the provisions of the ACA have yet to be implemented and there have been judicial and Congressional challenges to certain aspects of the ACA. In addition, the current administration has previously sought, and will likely continue to seek, legislative and regulatory changes, including repeal and replacement of all or certain provisions of the ACA.
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
More recently, President Trump has signed an executive order and made statements that suggest he plans to seek repeal of all or portions of the ACA. There is uncertainty with respect to which legislation, if any, will be enacted and the impact President Trump’s Administration may have, if any, and any changes likely will take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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
The USPTO has developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and, in particular, the first to file provisions, only became effective in 2013. It is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents, all of which could have an adverse effect on our business and financial condition. Moreover, in recent years, the Supreme Court and the U.S. Court of Appeals for the Federal Circuit have rendered decisions in several patent cases such as Association for Molecular Pathology v. Myriad Genetics, Inc. (Myriad I), BRCA1- & BRCA2-Based Hereditary Cancer Test Patent Litig., (Myriad II), Mayo Collaborative Services v. Prometheus Laboratories, Inc., and Alice Corporation Pty. Ltd. v. CLS Bank International, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ or collaborators’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors’ or collaborators’ ability to obtain new patents or to enforce existing patents and patents that we and our licensors or collaborators may obtain in the future.
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
If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products, and could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Such a license may not be available on commercially reasonable terms or at all. Even if we successfully prosecute or defend against such claims, litigation could result in substantial costs and distract management.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Of the 20,289,907 shares of our common stock outstanding as of June 30, 2017, 14,539,907 shares were subject to restrictions on transfer under 180-day lock-up arrangements with either the underwriters for our initial public offering or under agreements entered into between us and the holders of those shares. These restrictions expired on July 25, 2017, resulting in these shares becoming eligible for public sale if they were registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act, or if they qualified for an exemption from registration under the Securities Act, including under Rules 144 or 701. We also have registered all shares of common stock that we may issue under our equity incentive plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements described above. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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
None.
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

ANAPTYSBIO, INC.

Date:	August 10, 2017	By:	/s/ Hamza Suria
Hamza Suria
Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2017	By:	/s/ Dominic G. Piscitelli
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