Form 10-Q
period 2017-09-30
ANAPTYSBIO INC
filed 2017-11-07
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 3, 2017, there were 23,497,680 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

ANAPTYSBIO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ANAPTYSBIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,669	$51,232
Receivable from collaborative partners	—	1,225
Australian tax incentive receivable	1,486	4,118
Short-term investments	89,053	—
Prepaid expenses and other current assets	3,119	1,633
Total current assets	120,327	58,208
Property and equipment, net	513	471
Long-term investments	999	—
Long-term vendor deposits	46	—
Restricted cash	60	60
Deferred financing costs	—	3,441
Total assets	$121,945	$62,180
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,557	$2,278
Accrued expenses	3,604	3,429
Notes payable, current portion	5,000	—
Other current liabilities	13	1
Total current liabilities	11,174	5,708
Notes payable, net of current portion	9,269	13,809
Deferred rent	147	154
Preferred stock warrant liabilities	—	3,241
Commitments and contingencies
Series B convertible preferred stock, $0.001 par value, no shares and 3,963 authorized, issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	28,220
Series C convertible preferred stock, $0.001 par value, no shares and 1,887 shares authorized, no shares and 1,593 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	6,452
Series C-1 convertible preferred stock, $0.001 par value, no shares and 474 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	2,156
Series D convertible preferred stock, $0.001 par value, no shares and 5,491 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	40,688
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000 shares and no shares authorized, issued or outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 500,000 and 17,214 authorized, 20,496 shares and 2,651 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	20	3
Additional paid in capital	179,551	16,672
Accumulated other comprehensive loss	(43)	—
Accumulated deficit	(78,173)	(54,923)
Total stockholders’ equity (deficit)	101,355	(38,248)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$121,945	$62,180

 See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Collaboration revenue	$—	$3,214	$7,000	$13,930
Operating expenses:
Research and development	6,697	3,282	21,837	10,403
General and administrative	2,390	1,007	6,793	3,378
Total operating expenses	9,087	4,289	28,630	13,781
Income (loss) from operations	(9,087)	(1,075)	(21,630)	149
Other income (expense), net
Interest expense	(452)	(116)	(1,319)	(347)
Change in fair value of liability for preferred stock warrants	—	(47)	(1,366)	335
Other income, net	449	123	1,106	182
Total other income (expense), net	(3)	(40)	(1,579)	170
Net income (loss)	(9,090)	(1,115)	(23,209)	319
Net income attributed to participating securities	—	—	—	(319)
Net loss attributed to common stockholders	(9,090)	(1,115)	(23,209)	—
Unrealized income (loss) on available for sale securities	16	—	(43)	—
Other comprehensive income (loss)	16	—	(43)	—
Comprehensive loss	$(9,074)	$(1,115)	$(23,252)	$—
Net loss per common share:
Basic	$(0.45)	$(0.42)	$(1.24)	$—
Diluted	$(0.45)	$(0.42)	$(1.24)	$—
Weighted-average number of shares outstanding:
Basic	20,382	2,636	18,668	2,633
Diluted	20,382	2,636	18,668	3,467

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,209)	$319
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	136	175
Stock-based compensation	3,246	872
Change in fair value of liability for preferred stock warrants	1,366	(335)
Income from investments	16	—
Non-cash interest expense	460	80
Changes in operating assets and liabilities:
Receivable from collaborative partners	1,225	366
Australian tax incentive receivable	2,632	(3,293)
Prepaid expenses and other assets	(1,581)	(511)
Accounts payable and other liabilities	1,081	419
Income taxes payable	—	(139)
Deferred revenue	—	(1,413)
Net cash used in operating activities	(14,628)	(3,460)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments	(110,701)	—
Sales and maturities of investments	20,866	—
Purchases of property and equipment	(166)	(49)
Net cash used in investing activities	(90,001)	(49)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriters fees	80,213	—
Proceeds from issuance of common stock, upon the exercise of stock options	814	16
Proceeds from issuance of common stock, upon the exercise of warrants	536	—
Payments for repurchase of common stock	—	(1)
Payments for offering costs	(1,497)	(1,056)
Net cash provided by (used in) financing activities	80,066	(1,041)
Net decrease in cash, cash equivalents, and restricted cash	(24,563)	(4,550)
Cash, cash equivalents and restricted cash, beginning of period	51,292	51,744
Cash, cash equivalents and restricted cash, end of period	$26,729	$47,194
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$762	$261
Noncash investing and financing activities:
Amounts accrued for property and equipment	$12	$—
Amounts accrued for offering costs	$215	$499
Reclassification of warrants to equity	$4,607	$—

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

Since our inception, we have devoted our primary effort to raising capital and research and development activities, and at September 30, 2017, have an accumulated deficit of $78.2 million. Through September 30, 2017, all of our financial support has been provided primarily from the sale of our common and preferred stock, proceeds from the issuance of convertible debt and funds received under our collaborative research and development agreements. Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2016, included in our Annual Form 10-K.
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
Net Loss Per Common Share
Net loss per share of common stock is determined using the two-class method for participating securities to the extent this method is more dilutive than the if-converted method. All series of our convertible preferred stock are considered to be participating securities. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings, are subtracted from net income to determine total earnings to be attributed to common stockholders.
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common equivalent shares outstanding for the period. Diluted net loss per share includes any dilutive effect from outstanding stock options and warrants using the treasury stock method. Computations for basic and diluted net loss per common share are below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2017	2016	2017	2016
Numerator:
Net income (loss)	$(9,090)	$(1,115)	$(23,209)	$319
Net income attributed to participating securities	—	—	—	(319)
Net loss attributed to common stockholders	$(9,090)	$(1,115)	$(23,209)	$—
Denominator:
Basic weighted-average common shares outstanding	20,382	2,636	18,668	2,633
Effect of dilutive securities:
Stock options	—	—	—	804
Warrants	—	—	—	30
Diluted weighted-average common shares outstanding	20,382	2,636	18,668	3,467

Net loss per share, basic	$(0.45)	$(0.42)	$(1.24)	$—
Net loss per share, diluted	$(0.45)	$(0.42)	$(1.24)	$—
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Options to purchase common stock	1,755	922	1,883	1,023
Warrants to purchase common stock	—	—	209	—
Total	1,755	922	2,092	1,023

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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of assets recognized from costs incurred to fulfill a contract and becomes effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period; adoption is permitted as early as January 1, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We will transition this standard using the modified retrospective approach for our annual reporting period beginning January 1, 2018. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impacts relate to our accounting for variable consideration including revenues related to contingent “milestone” based payments and our disclosures required under the new standard as it relates to our two ongoing collaboration agreements, TESARO and Celgene. Application of the new standard requires that variable consideration be recognized to the extent that it is probable that a significant reversal in the amount of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Accordingly, we may be required to recognize milestone payments earlier in the period in which we determine a significant reversal will not occur, rather than when the milestone is achieved. However, we have reviewed the TESARO and Celgene agreements and have determined that given the nature of potential milestones owed to us under these agreements, and the inherent risk involved in developing drugs, we believe that the majority of potential milestones will not be recognizable as of the standard adoption date. Additionally, while we currently disaggregate our revenue disclosures by collaborative agreement, additional discussion surrounding significant estimates made by management will be required.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which intends to enhance the reporting model for financial instruments by providing users of financial instruments with more decision-useful information. The standard also addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments and requires additional disclosure about the nature, amount, timing and uncertainty of assets recognized from costs incurred to fulfill a contract and becomes effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period; early adoption is permitted. We intend to adopt this standard as of January 1, 2018 and do not anticipate this standard will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use asset and a related lease liability arising from leases on the balance sheet. ASU 2016-02 becomes effective for our annual reporting period beginning January 1, 2019, including interim periods thereafter; early adoption is permitted. We have begun analyzing recently executed contracts for embedded leases and have begun to review historical contracts that are still in effect for 2017, including our outstanding lease agreements. We continue to assess the impact that this standard will have on our consolidated financial statements.
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
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	September 30, 2017	December 31, 2016
Laboratory equipment	$3,488	$3,383
Office furniture and equipment	605	535
Leasehold improvements	351	351
	4,444	4,269
Less: accumulated depreciation and amortization	(3,931)	(3,798)
Total property and equipment, net	$513	$471

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	September 30, 2017	December 31, 2016
Accrued compensation and related expenses	$1,257	$973
Accrued professional fees	317	296
Accrued research and contract manufacturing expenses	1,865	2,084
Other	165	76
Total accrued expenses	$3,604	$3,429
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
During the year ended December 31, 2015, we achieved two $1.0 million milestones upon initiation of in vivo toxicology studies, using good laboratory practices (GLPs), for an AnaptysBio-generated anti-PD-1 antagonist antibody (TSR-042) and an AnaptysBio-generated anti-TIM-3 antagonist antibody (TSR-022), each being advanced by TESARO, for which we recognized $77,000 and $0.2 million during the three and nine months ended September 30, 2016.
In January 2016, TESARO received clearance of their IND from the FDA for an AnaptysBio-generated anti-PD-1 antagonist antibody (TSR-042) resulting in us earning a $4.0 million milestone payment, for which we recognized $0.3 million and $3.6 million during the three and nine months ended September 30, 2016. The $4.0 million milestone payment was received in February 2016.
In May 2016, TESARO received clearance of their IND from the FDA for AnaptysBio-generated anti-TIM3 antagonist antibody (TSR-022) resulting in us earning a $4.0 million milestone payment, for which we recognized $0.3 million and $3.6 million during the three and nine months ended September 30, 2016. The $4.0 million milestone payment was received in June 2016.
In September 2016, TESARO advanced initiation of in vivo toxicology studies, using GLPs, for an AnaptysBio-generated anti-LAG-3 antagonist antibody (TSR-033) program resulting in us earning a $1.0 million milestone payment, for which we recognized $0.9 million during the three and nine months ended September 30, 2016. The $1.0 million milestone was received in September 2016.
In April 2017, TESARO initiated a registration program for an AnaptysBio-generated anti-PD-1 antagonist antibody (TSR-042) resulting in a $3.0 million milestone payment being earned. We recognized the $3.0 million payment as revenue during the nine months ended September 30, 2017. The $3.0 million payment was received in May 2017.
In June 2017, TESARO received clearance of their IND from the FDA for an AnaptysBio-generated anti-LAG-3 antagonist antibody (TSR-033) resulting in us earning a $4.0 million milestone payment. We recognized the $4.0 million payment as revenue during the nine months ended September 30, 2017. The $4.0 million payment was received in June 2017.
Revenue from future contingent milestone payments will be recognized if and when such payments become due, subject to satisfaction of all of the criteria necessary to recognize revenue at that time.
We recognized no revenue under this agreement during the three months ended September 30, 2017. Revenue recognized under this agreement aggregated $3.2 million during the three months ended September 30, 2016, which includes $1.7 million related to milestones earned, $0.8 million in funding for research and development, $0.7 million for the amortization of the upfront fee.
We recognized $7.0 million in revenue under this agreement during the nine months ended September 30, 2017 related to two milestones earned. Revenue recognized under this agreement aggregated $13.4 million during the nine months ended September 30, 2016, which includes $8.4 million related to milestones earned, $3.0 million in funding for research and development services and $2.0 million for the amortization of the upfront fee.

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
In June 2016, Celgene successfully completed an in vivo toxicology study using GLPs for an AnaptysBio-generated antibody resulting in us earning a $0.5 million milestone payment in June 2016. We recognized the $0.5 million milestone payment as revenue during the nine months ended September 30, 2016. The $0.5 million milestone payment was received in June 2016.
There was no revenue recognized under this agreement during the three and nine months ended September 30, 2017.
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
In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on

December 30, 2016. As of September 30, 2017, the Term Loans are due in four monthly interest-only payments through January 2018, followed by 24 equal monthly principal and interest payments beginning February 1, 2018, with final maturity in January 2020. Each Loan bears interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The interest rate was 7.69% as of September 30, 2017.
In connection with the issuance of the Term B & C Loans, we issued detachable, fully vested warrants to purchase an aggregate of 82,416 shares of Series C Preferred Stock at an exercise price of $4.55 per share to the lenders, which are subject to change under anti-dilution provisions. The warrants are exercisable at any time through December 2026. The grant-date fair value of the warrants of $0.9 million was recorded as a liability, with a reduction to the carrying value of the Term B & C Loans, and which is recognized as additional interest expense over the remaining term of the Loans. The initial fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: a stock price volatility of 79.2%, an expected life equal to the contractual term of the warrants of ten years and a risk-free interest rate of 2.45%. As discussed in Note 7 below, all of the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock in connection with the IPO and are accounted for as equity from the conversion date forward. All warrants related to Term Loans were exercised during the nine months ended September 30, 2017.
As of September 30, 2017, the carrying amount of the Term Loans were $14.3 million, which is net of discounts of $0.7 million and of which $5.0 million is classified as current liabilities as of September 30, 2017. The effective interest rate on the Term Loans at September 30, 2017 was 12.08%. As of September 30, 2017, future principal maturities of the Term Loans were $6.9 million, $7.5 million and $0.6 million in 2018, 2019 and 2020, respectively.
The Term Loans are secured by a first priority interest in most of our assets, excluding intellectual property. As of September 30, 2017, we were in compliance with the covenants contained in the Loan Agreement.
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2017
Money market funds(1)	$17,936	$17,936	$—	$—
Mutual funds(1)	3,149	3,149	—	—
U.S. treasury securities(3)	44,023	44,023	—	—
Agency securities(2)	12,712	—	12,712	—
Commercial and corporate obligations(3)	33,317	—	33,317	—
At December 31, 2016
Money market funds(1)	$31,955	$31,955	$—	$—
Mutual funds(1)	17,620	17,620	—	—
Preferred stock warrant liabilities	3,241	—	—	3,241

(1)	Included in cash and cash equivalents, and restricted cash in the accompanying consolidated balance sheets.

(2)	Included in short-term or long-term investments in the accompanying consolidated balance sheets depending on the respective maturity date.

(3)	Included in short-term investments in the accompanying consolidated balance sheets.

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
The following table summarizes the activity in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 Inputs):

	Nine Months Ended September 30,
(in thousands)	2017	2016
Preferred Stock Warrant Liabilities:
Beginning balance	$(3,241)	$(1,549)
Net gains (losses) included in other expense	(1,366)	335
Reclassification of warrant liabilities to equity	4,607	—
Ending balance	$—	$(1,214)
Fair Value of Other Financial Instruments
The fair value of our other financial instruments estimated as of September 30, 2017 and December 31, 2016 are presented below:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$14,269	$15,642	$13,809	$15,531
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

Available for Sale Investments
In February 2017, we began investing our excess cash in agency securities, debt instruments of financial institutions and corporations, or commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments, as of September 30, 2017 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$12,724	$—	$(12)	$12,712
Commercial and corporate obligations(2)	33,330	—	(13)	33,317
US Treasury securities(3)	44,041	1	(19)	44,023
Total available-for-sale investments	$90,095	$1	$(44)	$90,052

(1)	Of our outstanding agency securities, $11.7 million have maturity dates of less than one year and $1.0 million have a maturity date of between one to two years as of September 30, 2017.

(2)	Of our outstanding commercial and corporate obligations, $33.3 million have maturity dates of less than one year as of September 30, 2017.

(3)	Of our outstanding U.S. Treasury securities $44.0 million have maturity dates of less than one year as of September 30, 2017.
7. Stockholders’ Equity
Common and Preferred Stock
On January 13, 2017, we amended our Certificate of Incorporation to increase the number of authorized shares of common stock to 60,000,000 with a par value of $0.001 per share and decrease the number of authorized shares of preferred stock to 11,520,698 with a par value of $0.001 per share. Subsequently, on January 31, 2017, upon completion of our IPO, we amended our Certificate of Incorporation to increase the number of authorized shares of common stock to 500,000,000 with a par value of $0.001 and decrease the number of authorized shares of preferred stock to 10,000,000 with a par value of $0.001 per share.
Common Stock
Of the 500,000,000 shares of common stock authorized, 20,496,288 shares were issued and outstanding as of September 30, 2017. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at September 30, 2017 are as follows:

Issued and Outstanding:
Stock options	2,459,379
Warrants for shares of common stock	18,427
Shares reserved for future award grants	1,368,431
Total	3,846,237
Warrant Exercises
During the nine months ended September 30, 2017, warrants for the purchase of 476,251 shares of common stock were exercised, of which 358,342 were exercised by a net exercise method. As a result, we issued 397,445 shares of common stock.

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
As of September 30, 2017, there were 2,459,379 options outstanding to purchase shares of common stock and 1,368,431 shares of common stock reserved for future stock awards under the 2017 Plan.
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
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one year period. Each have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the nine months ended September 30, 2017 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	1,879,428	$4.34
Granted	1,061,106	$22.67
Exercises	(176,859)	$4.61
Forfeitures and cancellations	(304,296)	$12.88
Outstanding at September 30, 2017	2,459,379	$11.17	7.64	$58,481.0
Exercisable at September 30, 2017	1,079,968	$3.09	5.93	$34,404.9

Total cash received from the exercise of stock options was approximately $0.8 million during the nine months ended September 30, 2017. As a result of the adoption of ASU 2016-09 and the elimination of a forfeiture rate as discussed in Note 2 above, all options outstanding are considered expected to fully vest.
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
Stock-Based Compensation Expense
The estimated fair values of stock option awards granted to employees were determined on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	2.0%	1.3%
Expected volatility	64.4%	69.2%
Expected dividend yield	—%	—%
Expected term (in years)	6.25	6.25
Weighted average grant date fair value per share	$22.54	$3.64
There were 1,061,106 and 278,910 stock options granted during the nine months ended September 30, 2017 and 2016, respectively.
We determine the appropriate, risk free interest rate, expected term for employee stock based awards, contractual term for non-employee stock based awards, and volatility assumptions. The weighted-average expected option term for employee and director stock based awards reflects the application of the simplified method, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The weighted average expected term for non-employee stock based awards is the remaining contractual life of the award. Estimated volatility incorporates historical volatility of similar entities whose share prices are publicly available. The risk free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected or contractual term of the share based payment awards. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Research and development	$198	$79	$997	$282
General and administrative	744	176	2,249	590
Total	$942	$255	$3,246	$872

At September 30, 2017, there was $12.2 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.7 years.

9. Australia Research and Development Tax Incentive
Our Australian subsidiary, which conducts core research and development activities on our behalf, is eligible to receive a 43.5% and 45.0% refundable tax incentive for qualified research and development activities during fiscal 2017 and fiscal 2016, respectively. For the three months ended September 30, 2017 and 2016, $0.2 million and $3.2 million, respectively, were recorded as a reduction to research and development expenses in the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2017 and 2016, $1.4 million and $6.2 million, respectively, were recorded as a reduction to research and development expenses in the consolidated statements of operations and comprehensive income (loss). As of September 30, 2017 our tax incentive receivable from the Australian government was $1.5 million. We received $4.6 million and $3.0 million in cash during the nine months ended September 30, 2017 and 2016, respectively.
10. Subsequent Events

Follow-on Public Offering

On October 17, 2017, we completed an underwritten public offering selling 3,000,000 shares of common stock. All shares were offered by us at a price to the public of $68.50 per share. The aggregate net proceeds received by us from the offering were $194.7 million, net of underwriting discounts and commissions. As part of the underwritten public offering, the underwriters have the option to exercise an additional 450,000 shares of common stock within 30 days of the offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the three and nine months ended September 30, 2017, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2016, included in the Company’s Form 10-K. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.
As used in this Quarterly Report on Form 10-Q, the terms “AnaptysBio,” “the Company,” “we,” “us,” and “our” refer to AnaptysBio, Inc. and, where appropriate, its consolidated subsidiary, unless the context indicates otherwise.
Overview
We are a clinical stage biotechnology company developing first-in-class antibody product candidates focused on unmet medical needs in inflammation. We develop our product candidates to address emerging biological targets using our proprietary antibody discovery technology platform, which is based upon a breakthrough understanding of the natural process of antibody generation, known as somatic hypermutation, or SHM, and replicates this natural process of antibody generation in vitro. Our strategy is to advance the development and commercialization of our proprietary product candidates, and for certain programs, establish partnerships with leading biopharmaceutical companies where we retain certain development and commercialization rights in the United States.
Our most advanced wholly-owned antibody programs, ANB020 and ANB019, neutralize therapeutic targets that are genetically associated with severe inflammatory disorders in humans. ANB020 inhibits the activity of the interleukin-33 cytokine, or IL-33, for the treatment of moderate-to-severe adult atopic dermatitis, severe adult peanut allergy and severe adult eosinophilic asthma. We have completed a Phase 1 trial of ANB020 in healthy volunteers in Australia, the results of which were presented at the 2017 American Academy of Dermatology Annual Meeting and the American Academy of Allergy, Asthma and Immunology 2017 Annual Meeting in March 2017. We believe the results of this Phase 1 trial demonstrate a favorable safety profile of ANB020, which was well-tolerated and for which no dose-limiting toxicities were observed, and favorable pharmacodynamic properties of ANB020, where a single dose was sufficient to suppress IL-33 function for approximately three months post-dosing as measured by an ex vivo pharmacodynamic assay. We have subsequently completed enrollment of a Phase 2a trial of ANB020 in 12 moderate-to-severe adult atopic dermatitis patients, under an approved Clinical Trial Authorisation, or CTA, with the U.K. Medicines and Healthcare Products Regulatory Agency, or MHRA, and announced top-line data from an interim analysis of this trial in October 2017.
The Phase 2a proof-of-concept trial enrolled 12 moderate-to-severe adult atopic dermatitis patients, who were initially administered a single intravenous dose of placebo within 14 days of enrollment, followed by a single intravenous 300mg dose of ANB020 one week subsequent to placebo. Prior to enrollment in the study, patients were not permitted any systemic or topical medications during a wash-out period. Patients were permitted to take a monitored amount of topical corticosteroids as rescue therapy during the course of the study. Clinical response was assessed by a number of endpoints, including the improvement of each patient’s Eczema Area Severity Index, or EASI, score, a tool used to measure the extent and severity of atopic dermatitis, at key time points following ANB020 administration relative to their enrollment baseline. Pruritus, also known as itchiness, as measured by the 5-D pruritus scale score, was also assessed for each patient. Exploratory mechanistic biomarkers included granulocyte infiltration and cytokine levels in localized skin lesions measured five days after placebo administration and five days after ANB020 administration.

Top-line data indicated rapid and sustained clinical achievement of EASI-50, which is 50% or better improvement in EASI score relative to enrollment baseline, in 83% of patients at Day 29, and the 5-D pruritus score was reduced by 32% relative to enrollment baseline. As early as Day 15 post-ANB020 administration 75% of patients reached EASI-50 and pruritus was reduced by 28%, which was sustained until Day 57 when 75% of patients achieved EASI-50; pruritus was reduced by 22% at Day 57. All 12 patients achieved EASI-50 at one or more time points through Day 57 post-ANB020 administration. Exploratory biomarker assessment indicated reduction of granulocyte infiltration into localized skin lesions by an average of 30% amongst all patients and 60% among the 10 patients achieving EASI-50 at 29 days post-ANB020 administration, while exploratory cytokine biomarker levels were below detection limit and therefore inconclusive. ANB020 was generally well-tolerated by all patients and no severe adverse events have been reported to date. The most frequent treatment-emergent adverse events reported were mild dizziness in two patients subsequent to placebo dosing, and mild headache in two patients post-ANB020 administration. We plan to report full data from this trial, including results on additional clinical measures, at a medical conference following study completion and further data analysis.
We believe these data demonstrate proof-of-concept for ANB020 in moderate-to-severe adult atopic dermatitis and suggest that ANB020 may provide meaningful differentiation in terms of patient convenience. As further development in atopic dermatitis, we plan to initiate, during the first half of 2018, a Phase 2b randomized, double-blinded, placebo-controlled study in 200-300 adults patients with moderate-to-severe atopic dermatitis to evaluate multi-dose subcutaneous administration of ANB020, with data expected in 2019.

We are continuing to enroll, under our Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, a Phase 2a trial of ANB020 with 20 severe adult peanut allergy patients where efficacy is assessed by measuring the cumulative dose of peanut tolerated in an oral food challenge before and after a single dose of ANB020 or placebo. As of October 31, 2017, 75 percent of the patients have been enrolled and top-line data are expected in the first quarter of 2018. We have also initiated enrollment, under a CTA with MHRA, of a Phase 2a trial of ANB020 in 24 severe adult eosinophilic asthma patients, where efficacy will be assessed using improvement in Forced Expiratory Volume in One Second after administration of a single dose of ANB020 or placebo. Top-line data are anticipated during the second quarter of 2018.
ANB019 inhibits the interleukin-36 receptor, or IL-36R, for the treatment of rare inflammatory diseases including generalized pustular psoriasis, or GPP, and palmo-plantar pustular psoriasis, or PPP. We are currently conducting, under an approved Clinical Trial Notification, or CTN, a Phase 1 clinical trial in healthy volunteers, where 54 subjects are dosed with ANB019 and 18 are dosed with placebo in single and multi-dose cohorts at various subcutaneous and intravenously administered dose levels. In November 2017, we announced positive top-line results from an interim analysis, which showed favorable safety, pharmacokinetics and pharmacodynamic properties that support advancement of ANB019 into Phase 2 studies for generalized pustular psoriasis and palmo-plantar pustular psoriasis during 2018. In addition to ANB020 and ANB019, our wholly-owned pipeline includes novel checkpoint receptor agonist antibodies that we believe are applicable for treatment of certain autoimmune diseases where immune checkpoint receptors are insufficiently activated, and have demonstrated efficacy in an animal model of graft-versus-host disease.
In addition to our wholly-owned antibody programs, multiple AnaptysBio-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with TESARO, Inc. and TESARO Development, Ltd., or collectively, TESARO and an inflammation-focused collaboration with Celgene Corporation, or Celgene.
Under our TESARO collaboration, TESARO has initiated a registration program under an IND with the FDA of an AnaptysBio-generated anti-PD-1 antagonist antibody (TSR-042) in metastatic microsatellite high endometrial cancer patients. TESARO has completed dose escalation of an AnaptysBio-generated anti-TIM-3 antagonist antibody (TSR-022) in patients under an IND and has subsequently initiated a combination study of TSR-022 and TSR-042. In addition, TESARO has initiated a Phase 1 study of an AnaptysBio-generated anti-LAG-3 antibody (TSR-033), and TESARO has initiated IND-enabling preclinical studies for an AnaptysBio generated PD-1/LAG-3 bispecific antibody, which has exhibited similar levels of T-cell activation in vitro as a combination of TSR-042 and TSR-033.

Under our Celgene partnership, Celgene is conducting a Phase 1 study of an AnaptysBio-generated anti-PD-1 agonist antibody (CC-90006) in healthy volunteers, and an undisclosed second AnaptysBio-generated antibody is currently under preclinical development.

Program	Therapeutic Indication	Discovery	Preclinical	Phase I	Phase 2	Phase 3	Commercial Rights
					Development Stage & Anticipated Milestones		
ANB020: Anti-IL-33	Moderate-to-Severe Adult Atopic Dermatitis				Phase 2a Top-Line Data Announced; Phase 2b To Be Initiated In H1 2018		AnaptysBio
	Severe Adult Peanut Allergy				Phase 2a Top-Line Data Q1 2018		
	Severe Adult Eosinophilic Asthma				Phase 2a Top-Line Data Q2 2018		
ANB019: Anti-IL-36R	Generalized Pustular Psoriasis			Top-Line Data Announced	Initiate Phase 2 2018		
	Palmo-Plantar Pustular Psoriasis				Initiate Phase 2 2018		
Checkpoint Agonist	Inflammation			Initiate 2019			
TSR-042: Anti-PD-1	Immuno-Oncology				Registration Program Initiated		TESARO
TSR-022: Anti-TIM-3	Immuno-Oncology			Dose Escalation Completed	TSR-042 Combination Ongoing		
TSR-033: Anti-LAG-3	Immuno-Oncology			Ongoing			
Anti-PD-1/LAG-3 Bispecific	Immuno-Oncology		IND-Enabling Studies Ongoing				
CC-90006: Anti-PD-1 Agonist	Psoriasis			Ongoing			Celgene
Undisclosed	Inflammation		Ongoing

As of September 30, 2017, we had an accumulated deficit of $78.2 million primarily as a result of losses incurred since our inception in 2005. Although we reported net income of $3.5 million during the year ended December 31, 2014, we expect to continue to incur net operating losses for at least the next several years as we advance our products through clinical development, seek regulatory approval, prepare for and, if approved, proceed to, commercialization, expand our operations and facilities and grow in new and existing markets, territories and industries.
Public Offerings
On January 31, 2017, we completed an initial public offering, or IPO, selling 5,750,000 shares of common stock at $15.00 per share, which included 750,000 shares sold pursuant to the exercise of the underwriters' options to purchase additional shares. Proceeds from our initial public offering net of underwriting discounts and commissions were $80.2 million.
On October 17, 2017, we completed an underwritten public offering of 3,000,000 shares of common stock. All shares were offered by us at a price to the public of $68.50 per share. The aggregate net proceeds received by us from the offering were $194.7 million, net of underwriting discounts and commissions. As part of the underwritten public offering, the underwriters have the option to exercise an additional 450,000 shares of common stock within 30 days of the offering.
Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. From inception through September 30, 2017, we have received $73.6 million in non-dilutive funding from our collaborators.

Research and Development Expense
Research and development expenses consist of costs associated with our research and development activities, including drug discovery efforts, preclinical and clinical development of our programs, and manufacturing. Our research and development expenses include:

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
We are conducting research and development activities primarily on inflammation programs. We have a research and development team that conducts antibody discovery, characterization, translational studies, IND-enabling preclinical studies and clinical development. We conduct some of our early research and preclinical activities internally and plan to rely on third parties, such as CROs and CMOs, for the execution of certain of our research and development activities, such as in vivo toxicology and pharmacology studies, drug product manufacturing and clinical trials.
We have conducted initial clinical trials for ANB020 and are conducting initial clinical trials for ANB019 in Australia to rapidly enter into first-in-human studies and benefit from research and development-related financial incentives related to the development of ANB020 and ANB019. We have fully enrolled a Phase 2a trial of ANB020 in patients with moderate-to-severe adult atopic dermatitis, are continuing to enroll in our ongoing Phase 2a trial of ANB020 in patients with severe adult peanut allergy and also initiated enrollment, under a CTA with MHRA of a Phase 2a trial of ANB020 in 24 severe adult eosinophilic asthma patients. We expect our research and development expenses to be higher for the foreseeable future as we advance our product candidates into clinical development.
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
Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2017 and 2016
Collaboration Revenue
Collaboration revenue was zero compared to $3.2 million for the three months ended September 30, 2017 and 2016, respectively, and $7.0 million compared to $13.9 million for the nine months ended September 30, 2017 and 2016. A comparison of revenue by collaborator is as follows:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
(in thousands)	2017	2016	(Decrease)	2017	2016	(Decrease)
TESARO-amortization of upfront payments	$—	$659	$(659)	$—	$1,976	$(1,976)
TESARO-funding of research and development	—	860	(860)	—	3,017	(3,017)
TESARO-milestones	—	1,695	(1,695)	7,000	8,437	(1,437)
Celgene-milestone	—	—	—	—	500	(500)
Total collaboration revenue	$—	$3,214	$(3,214)	$7,000	$13,930	$(6,930)

Collaboration revenue during the three months ended September 30, 2017 decreased $3.2 million compared to the three months ended September 30, 2016, due to a decrease in upfront fees and research reimbursement revenue which we recognized in full upon the completion of the research services under the TESARO contract in December 31, 2016 as well as the timing of milestones being earned and recognized.
Collaboration revenue during the nine months ended September 30, 2017 decreased $6.9 million compared to the nine months ended September 30, 2016 primarily due to a decrease in upfront fees and research reimbursement revenue which we recognized in full upon the completion of the research services under the TESARO contract in December 31, 2016, as well as a decrease in milestone revenue.

We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones and other payments from our existing collaborations.
Research and Development Expenses
Research and development expenses during the three months ended September 30, 2017 increased approximately $3.4 million compared to the three months ended September 30, 2016, primarily due to a $3.0 million decrease in Australian tax incentives recognized. The decrease in the Australian tax incentives related to the timing of the initial recognition of 2016 tax incentives during the three months ended September 30, 2016 upon our determination that the tax incentive was collectible as well as a reduction in reimbursable expenses during 2017. The increase is also attributable to a $0.7 million increase in clinical expenses, as well as a $0.6 million increase in salaries and related expenses, including stock compensation expense and recruiting fees, offset by a $0.9 million decrease in outside services for preclinical and manufacturing expenses.
Research and development expenses during the nine months ended September 30, 2017 increased approximately $11.4 million compared to the nine months ended September 30, 2016, primarily due to a $4.8 million decrease in Australian tax incentives recognized. The decrease in the Australian tax incentives related to the timing of the initial recognition of 2015 and 2016 tax incentives as discussed above as well as a reduction in reimbursable expenses during 2017. The increase is also attributable to a $2.3 million increase in clinical expenses, a $1.4 million increase in outside services for preclinical and manufacturing expenses, and a $1.7 million increase in salaries and related expenses, including stock compensation expense and recruiting fees.
We expect our research and development expenses to increase as we further advance our development programs and, in particular, as we enter into additional clinical trials.
General and Administrative Expenses
General and administrative expenses during the three months ended September 30, 2017 increased approximately $1.4 million compared to the three months ended September 30, 2016, primarily due to a $0.9 million increase in salaries and related expenses, including stock compensation expense and recruiting fees as well as a $0.3 million increase in public company costs.
General and administrative expenses during the nine months ended September 30, 2017 increased approximately $3.4 million compared to the nine months ended September 30, 2016, primarily due to a $2.5 million increase in salaries and related expenses, including stock compensation expense and recruiting fees as well as a $0.5 million increase in public company costs.
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
Interest Expense
Interest expense was $0.5 million and $1.3 million during the three and nine months ended September 30, 2017, respectively, and represents effective interest of approximately 12.08% through September 30, 2017, with an outstanding principal balance of $15.0 million as of September 30, 2017. Interest expense was $0.1 million and $0.3 million during the three and nine months ended September 30, 2016 respectively, and primarily represents effective interest of approximately 9.29% on our outstanding Term A Loans, which had an outstanding principal balance of $5.0 million as of September 30, 2016.

Change in Fair Value of Liabilities for Preferred Stock Warrants
The change in fair value of the liabilities for stock warrants resulted in no expense and expense of $47,000 during the three months ended September 30, 2017 and 2016, respectively and $1.4 million of expense compared to $0.3 million of income during the nine months ended September 30, 2017 and 2016, respectively, due to changes in the valuation of our Series C convertible preferred stock which impacts the estimated fair value of the warrants. As discussed in Item 1 — Note 7 above, all of the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock in connection with the IPO and are accounted for as equity from the conversion date forward.
Other Income (Expense), Net
Other income (expense), net was $0.4 million during the three months ended September 30, 2017 and primarily consisted of interest income of approximately $0.3 million from our short-term and long-term investments and foreign exchange gains of approximately $0.1 million related to our Australian subsidiary. Other income (expense), net was $0.1 million during the three months ended September 30, 2016 and primarily consisted of a foreign exchange gain related to our Australian subsidiary and interest income from our money market fund.
Other income (expense), net was $1.1 million during the nine months ended September 30, 2017 and primarily consisted of interest income of approximately $0.7 million from our short-term and long-term investments and foreign exchange gains of approximately $0.4 million related to our Australian subsidiary. Other income (expense), net was $0.2 million during the nine months ended September 30, 2016 and primarily consisted of a foreign exchange gain related to our Australian subsidiary and interest income from our money market fund.
Liquidity and Capital Resources
From our inception through September 30, 2017, we have received an aggregate of $265.3 million to fund our operations which included $172.6 million from the sale of equity securities, $73.6 million from our collaboration agreements and $19.1 million from venture debt. As of September 30, 2017, we had $116.7 million in cash, cash equivalents and investments.
On October 17, 2017, we completed an underwritten public offering of 3,000,000 shares of common stock. All shares were offered by us at a price to the public of $68.50 per share. The aggregate net proceeds received by us from the offering were $194.7 million, net of underwriting discounts and commissions. As part of the underwritten public offering, the underwriters have the option to exercise an additional 450,000 shares of common stock within 30 days of the offering.
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
In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016. As of September 30, 2017, the Term Loans are due in four monthly interest-only payments through January 2018, followed by 24 equal monthly principal and interest payments beginning February 1, 2018, with final maturity in January 2020. Each Loan bears interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The rate was 7.69% as of September 30, 2017.
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
Cash, cash equivalents and investments totaled $116.7 million as of September 30, 2017, compared to $51.2 million as of December 31, 2016, and includes net proceeds of $80.2 million from our IPO which was completed on January 31, 2017 and $7.0 million in revenue related to milestones achieved during the nine months ended September 30, 2017. Including proceeds from our follow-on offering in October 2017, we expect that our cash and cash equivalents, as well as our investments and projected revenue under our existing collaborations will fund our operating plan through the end of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(in thousands)	2017	2016	$ Change
Net cash (used in) provided by:
Operating activities	(14,628)	(3,460)	$(11,168)
Investing activities	(90,001)	(49)	(89,952)
Financing activities	80,066	(1,041)	81,107
Net decrease in cash, cash equivalents and restricted cash	$(24,563)	(4,550)	$(20,013)
Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2017 of $14.6 million was primarily due to our net loss of $23.2 million, adjusted for addbacks for non-cash expenses of $5.2 million which includes stock-based compensation and warrant liability fair value adjustments and changes in working capital of $3.4 million. Net cash used in operating activities during the nine months ended September 30, 2016 of $3.5 million was primarily due to changes in working capital of $4.6 million offset by non-cash addbacks of $0.8 million and net income of $0.3 million.

Investing Activities
Cash used in investing activities during the nine months ended September 30, 2017 was primarily due to the acquisition of investments upon receipt of the proceeds from our IPO. Cash used in investing activities during the nine months ended September 30, 2016 was due to our purchases of property and equipment.
Financing Activities
The cash provided by financing activities during the nine months ended September 30, 2017 of $80.1 million was primarily related to net proceeds of $80.2 million from our IPO as well as proceeds of $1.4 million from the issuance of common stock as a result of option and warrant exercises, offset by $1.5 million in payments related to offering costs. Cash used in financing activities during the nine months ended September 30, 2016 of $1.0 million was primarily related to payments for deferred offering costs.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities that we invest in have market risk in that a change in prevailing interest rates or significant change in economic circumstances may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments. We invest our excess cash primarily in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable securities. As of September 30, 2017, there have been no material changes surrounding our market risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2016 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of September 30, 2017, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have conducted various preclinical studies of our product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. We have only recently completed our Phase 1 clinical trial for ANB020 in healthy humans, and initiated patient trials with ANB020. We also have only recently initiated a Phase 1 clinical trial with ANB019. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, or to observe results in later stage clinical trials that are unexpected based on early clinical trials. Many product candidates fail in clinical trials despite promising preclinical and early clinical results. In addition, top-line results of a clinical trial, which generally reflect preliminary reviews of primary efficacy and/or safety results, do not necessarily predict final results, and any top-line findings or assessments are subject to change pending the completion of final data review procedures. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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
For asthma, our competitors include omalizumab (Xolair; Roche) which has received FDA approval and functions by inhibiting the binding between free IgE and FceRI; antibodies that bind IL-5 and inhibit its interaction with the IL-5 receptor such as mepolizumab (Nucala; Glaxosmithkline) and reslizumab (Cinqair; Teva), both of which the FDA has approved for the add-on maintenance treatment in patients with severe eosinophilic asthma; antibodies such as benralizumab (AstraZeneca) that bind the IL-5 receptor; antibodies that bind to IL-13 such as lebrikizumab (Roche), tralokinumab (AstraZeneca) and anrukinzumab (Pfizer), which are in clinical testing; antibodies that bind the IL-4 receptor alpha chain, such as dupilumab (Regeneron, Sanofi) and AMG 317 (Amgen) each in clinical testing, an ST2-binding antibodies including Roche’s RG6149, GSK’s GSK3772847 and Regeneron’s REGN3500 each in clinical development for asthma and related conditions, a recently announced an IL-33 related program (MEDI3506) in a Phase 1 clinical trial and is indicated for chronic obstructive pulmonary disease and an anti-TSLP antibody called tezepelumab (AMG 157, MEDI9929) being developed by Amgen and AstraZeneca for asthma and atopic dermatitis. For peanut allergy, our competitors include DBV Technologies, which is developing transdermal products for tolerization of food allergies, while Aimmune Therapeutics is developing oral products for peanut allergy desensitization. For atopic dermatitis, our competitors include dupilumab (Dupixent, Regeneron, Sanofi), which has been approved by the FDA, crisaborole (EUCRISA, Pfizer), which has recently been approved by the FDA, and VTP-38543 (Vitae, acquired by Allergan), and JAK inhibitors such as baricitinib and upadacitinib under development by Lilly/Incyte and Abbvie, respectively. For GPP and PPP, our competitors include marketed therapies such as secukinumab (Cosentyx; Novartis) which binds IL-17A; ustekinumab (Stelara; Janssen) which blocks IL-12 and 23 cytokine function; and acitretin (Soriatane; Glaxosmithkline), as well as therapies in development such as guselkumab (Janssen) which blocks IL-23 cytokine function, gevokizumab (Xoma 052) and canakinumab (Ilaris, Novartis) which bind IL-1 beta and BI-655130 (Boehringer Ingelheim).
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. Our collaboration revenue was $7.0 million and our net loss was $23.2 million for the nine months ended September 30, 2017 and our collaboration revenue was $13.9 million and our net income was $0.3 million for the nine months ended September 30, 2016. As of September 30, 2017, we had an accumulated deficit of $78.2 million.

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
As a research and development company, our operations have consumed substantial amounts of cash since our inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue our discovery and preclinical development to identify new clinical candidates, and we and our collaborators initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we incur additional costs associated with operating as a public company. We believe that our existing cash and cash equivalents and investments along with funding we expect to receive under existing collaboration agreements will fund our projected operating plan through the end of 2019. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we continue to move our product candidates through preclinical studies, submit INDs or foreign equivalents and commence clinical development we may have adverse results requiring us to find new product candidates, or our collaborators may not elect to pursue the development and commercialization of any of our product candidates that are subject to their respective agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through product collaborations to continue development of our product candidates.
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
We have conducted our initial clinical trial for ANB020 in Australia and have initiated a Phase 1 clinical trial for ANB019 in Australia. We believe that clinical data generated in Australia will be accepted by the FDA and its foreign equivalents outside of Australia, and therefore may enable us to commence Phase 2 and possibly registration clinical trials in the United States or the United Kingdom following submission of an IND or CTA, without the need for us to repeat our Phase 1 trials in the United States or the United Kingdom. While we have received clearance from the FDA and MHRA to begin Phase 2 clinical trials for ANB020, there can be no assurance the FDA, MHRA or other foreign equivalents will accept data from the clinical trials we are conducting or plan to conduct in Australia for ANB019. If the FDA, MHRA or other foreign equivalents do not accept any such data, we would likely be required to conduct additional Phase 1 clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

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
Some of the provisions of the ACA have yet to be implemented and there have been judicial and Congressional challenges to certain aspects of the ACA. In addition, the current administration and Congress have previously sought, and will likely continue to seek, legislative and regulatory changes, including repeal and replacement of all or certain provisions of the ACA.
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
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with federal and state health care fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
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
We have broad discretion in the use of the net proceeds from our public offerings and may not use them effectively.
Our management has broad discretion in the application of the net proceeds from our public offerings, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the net proceeds from our public offerings in ways that ultimately increase the value of your investment. If we do not invest or apply the net proceeds from our public offerings in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. We also have registered all shares of common stock that we may issue under our equity incentive plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

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

ANAPTYSBIO, INC.

Date:	November 7, 2017	By:	/s/ Hamza Suria
Hamza Suria
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2017	By:	/s/ Dominic G. Piscitelli
Dominic G. Piscitelli
Chief Financial Officer
(Principal Financial and Accounting Officer)