Form 10-K
period 2017-12-31
ANAPTYSBIO INC
filed 2018-03-05
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM           TO
Commission File Number: 001-37985
______________________________________
ANAPTYSBIO, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	20-3828755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
10421 Pacific Center Court, Suite 200 San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)
(858) 362-6295
(Registrant’s telephone number, including area code)
______________________________________
Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.001 Per Share; Common stock traded on the Nasdaq stock market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒ NO  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of voting common equity held by non-affiliates of the Registrant was $267,648,042 as of June 30, 2017.
The number of shares of Registrant’s Common Stock outstanding was 23,809,914 as of February 28, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders, scheduled to be held on June 12, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2017.

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

•
our plans to develop and commercialize antibodies, including our lead product candidates ANB020 for patients with severe allergic and atopic diseases and ANB019 for patients with generalized pustular psoriasis, or GPP, and palmo-plantar pustular psoriasis, or PPP;

•
the likelihood that the clinical data generated in any study we are performing or plan to perform in a non-US jurisdiction will be subsequently accepted by the U.S. Food and Drug Administration, or FDA and/or by foreign regulatory authorities outside of the jurisdiction where the study was being performed;

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

•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

•	the timing of and our ability to obtain and maintain regulatory approvals for ANB020 and ANB019 and our other product candidates;

•	our ability to develop our product candidates;

•	the rate and degree of market acceptance and clinical utility of any approved product candidates;

•	the size and growth potential of the markets for any approved product candidates, and our ability to serve those markets;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;

•	regulatory developments in the United States, the United Kingdom, Australia and other foreign countries;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	our use of the net proceeds from our public offerings;

•	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.
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
Item 1. Business
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
Our most advanced wholly-owned antibody programs, ANB020 and ANB019, neutralize therapeutic targets that are genetically associated with severe inflammatory disorders in humans. ANB020 inhibits the activity of the interleukin-33 cytokine, or IL-33, for the treatment of moderate-to-severe adult atopic dermatitis, severe adult peanut allergy and severe adult eosinophilic asthma. We have completed a Phase 1 trial of ANB020 in healthy volunteers in Australia, the results of which were presented at the 2017 American Academy of Dermatology, or AAD, Annual Meeting and the American Academy of Allergy, Asthma and Immunology, or AAAAI, 2017 Annual Meeting in March 2017. We believe the results of this Phase 1 trial demonstrate a favorable safety profile of ANB020, which was well-tolerated and for which no dose-limiting toxicities were observed, and favorable pharmacodynamic properties of ANB020, where a single dose was sufficient to suppress IL-33  function for approximately three months post-dosing as measured by an ex vivo pharmacodynamic assay. We have subsequently completed a Phase 2a trial of ANB020 in 12 moderate-to-severe adult atopic dermatitis patients, under an approved Clinical Trial Authorisation, or CTA, with the U.K. Medicines and Healthcare Products Regulatory Agency, or MHRA, announced top-line data from an interim analysis of this trial in October 2017 and presented data upon completion of this trial at the 2018 AAD Annual Meeting on February 17th 2018.
The Phase 2a proof-of-concept trial enrolled 12 moderate-to-severe adult atopic dermatitis patients, who were initially administered a single intravenous dose of placebo within 14 days of enrollment, followed by a single intravenous 300mg dose of ANB020 one week subsequent to placebo. Prior to enrollment in the study, patients were not permitted any systemic or topical medications during a wash-out period. Patients were permitted to take a monitored amount of topical corticosteroids as rescue therapy during the course of the study. Clinical response was assessed by a number of endpoints, including the improvement of each patient’s Eczema Area Severity Index, or EASI, score, a tool used to measure the extent and severity of atopic dermatitis, at key time points following ANB020 administration relative to their enrollment baseline. The average baseline EASI score at enrollment amongst all 12 patients was 32. Other efficacy endpoints measured during the trial included the 5-dimensional pruritus (5-D pruritus) scale which measures itchiness, the 5-point Investigator’s Global Assessment (IGA) scale, Dermatology Life Quality Index (DLQI) and the SCORing Atopic Dermatitis (SCORAD) scale. Exploratory mechanistic biomarkers included granulocyte infiltration and cytokine levels in localized skin lesions measured five days after placebo administration and five days after ANB020 administration.
We believe these data demonstrate proof-of-concept for ANB020 in moderate-to-severe adult atopic dermatitis and suggest that ANB020 may provide meaningful differentiation in terms of patient convenience. As further development in atopic dermatitis, we plan to initiate, during the first half of 2018, a Phase 2b randomized, double-blinded, placebo-controlled study in 200-300 adults patients with moderate-to-severe atopic dermatitis to evaluate different dose levels and dosing frequencies of subcutaneous administration of ANB020, with data expected in 2019.
We have completed enrollment, under our Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, of a Phase 2a trial of ANB020 with 20 severe adult peanut allergy patients where efficacy is assessed by measuring the cumulative dose of peanut tolerated in an oral food challenge, or OFC, within one month before and within one month after a single dose of ANB020 or placebo. This trial randomizes severe adult peanut allergy patients, each of which have a history of anaphylaxis to accidental peanut exposure, to drug versus placebo on a 3 versus 1 ratio. Top-line data from this trial is expected in March 2018.
We are enrolling, under a CTA with MHRA, of a randomized, placebo controlled Phase 2a trial of ANB020 in 24 severe adult eosinophilic asthma patients, where efficacy will be assessed using improvement in Forced Expiratory Volume in One Second after administration of a single dose of ANB020 or placebo. Top-line data are anticipated during the second quarter of 2018.

ANB019 inhibits the interleukin-36 receptor, or IL-36R, for the treatment of rare inflammatory diseases including generalized pustular psoriasis, or GPP, and palmo-plantar pustular psoriasis, or PPP. We have completed, under an approved Clinical Trial Notification, or CTN, a Phase 1 clinical trial in healthy volunteers, where 48 subjects are dosed with ANB019 and 24 are dosed with placebo in single and multi-dose cohorts at various subcutaneous and intravenously administered dose levels. In November 2017, we announced positive top-line results from an interim analysis, which showed favorable safety, pharmacokinetics and pharmacodynamic properties that support advancement of ANB019 into Phase 2 studies for GPP and PPP during 2018. We have submitted a CTA filing to the MHRA supporting the initiation of a 10-patient open-label multi-dose Phase 2 study of ANB019 in GPP patients. We anticipate filing an additional CTA application to support the initiation of a placebo-controlled multi-dose study of ANB019 in PPP.
In addition to ANB020 and ANB019, our wholly-owned pipeline includes novel checkpoint receptor agonist antibodies that we believe are applicable for treatment of certain autoimmune diseases where immune checkpoint receptors are insufficiently activated, and have demonstrated efficacy in an animal model of graft-versus-host disease, where we anticipate filing an IND in the second half of 2019.
In addition to our wholly-owned antibody programs, multiple AnaptysBio-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with TESARO, Inc. and TESARO Development, Ltd., or collectively, TESARO and an inflammation-focused collaboration with Celgene Corporation, or Celgene. For more information about these collaborations, see “— Collaborations”.
Our Product Candidates
We have developed, and will continue to develop, antibody product candidates that leverage emerging insights into biological mechanisms to treat severe diseases with unmet medical need. The following table summarizes certain key information about our wholly-owned and partnered product candidates:

Program	Therapeutic Indication	Discovery	Preclinical	Phase I	Phase 2	Phase 3	Commercial Rights
ANB020: Anti-IL-33	Moderate-to-Severe Adult Atopic Dermatitis				Phase 2a Data Presented; Phase 2b Initiation H1 2018		AnaptysBio
	Severe Adult Peanut Allergy				Phase 2a Top-Line Data March 2018		
	Severe Adult Eosinophilic Asthma				Phase 2a Top-Line Data Q2 2018		
ANB019: Anti-IL-36R	Generalized Pustular Psoriasis			Top-Line Data Announced	Initiate Phase 2 2018		
	Palmo-Plantar Pustular Psoriasis				Initiate Phase 2 2018		
Checkpoint Agonist	Inflammation			IND Filing H2 2019			
TSR-042: Anti-PD-1	Immuno-Oncology				Registration Program Initiated		TESARO
TSR-022: Anti-TIM-3	Immuno-Oncology			Dose Escalation Completed	TSR-042 Combination Ongoing		
TSR-033: Anti-LAG-3	Immuno-Oncology			Ongoing			
TSR-075: Anti-PD-1/LAG-3 Bispecific	Immuno-Oncology		IND-Enabling Studies Q1 2018				
CC-90006: Anti-PD-1 Agonist	Psoriasis			Ongoing			Celgene
Undisclosed	Inflammation		Ongoing

Our most advanced, wholly-owned product candidates are summarized below:

•
ANB020 is a potentially first-in-class antibody that inhibits the activity of IL-33, a pro-inflammatory cytokine that multiple studies have indicated is a central mediator of atopic diseases, including atopic dermatitis, food allergies and asthma. IL-33 directly mediates release of disease-associated cytokines, which recruit pro-inflammatory cells that mediate atopic disease. Because ANB020 inhibits IL-33 function, and acts upstream broadly across the key cell types and cytokines involved in atopy, we believe that its mechanism has advantages in the treatment of atopic diseases over competing agents that block only a subset of the cytokines responsible for atopic diseases. The role of IL-33 signaling in asthma and atopic dermatitis has been genetically validated through human studies published in the medical literature.

•
ANB019 is an antibody that inhibits the function of IL-36R, which we are initially developing as a potential first-in-class therapy for GPP and PPP patients. GPP is a life-threatening, rare, systemic inflammatory disorder with no approved therapies. Studies have shown that GPP can be associated in some patients with mutations that lead to abnormally high signaling through the IL-36R, which we believe can be addressed by treatment with ANB019 irrespective of whether a GPP patient has a mutated IL-36R signaling pathway. PPP is a non-fatal form of pustular psoriasis and is believed to be caused by increased systemic levels of interleukin-36 resulting in inflammatory pustules on the hands and feet of patients that cause significant inability to stand, walk or do manual work, which we believe can be addressed by treatment with ANB019. We believe ANB019 is the most advanced therapeutic antibody targeting IL-36R in development. The FDA may grant Orphan Drug Designation to a drug intended to treat a disease or condition that generally affects fewer than 200,000 individuals in the United States.

•
Checkpoint receptor agonist antibodies are being developed by AnaptysBio to multiple different immune checkpoint receptors for the treatment of certain autoimmune diseases where we believe checkpoint receptor function is insufficiently activated.  Known human immune checkpoint receptors include CTLA-4, PD-1, LAG-3, BTLA, TIM-3 and TIGIT.  We have discovered certain checkpoint receptor agonist antibodies that have demonstrated efficacy in a rodent model of graft-versus-host disease.  We anticipate filing an IND for one such checkpoint agonist antibody in the second half of 2019.

Our Strategy
We are a leading antibody development company with a pipeline of novel therapeutic antibodies, which is being further expanded by applying our technology platform to emerging biological targets. The key elements of our strategy include:

•
Advancing our wholly-owned lead product candidates to clinical milestones. We are working to demonstrate the safety and efficacy of our wholly-owned pipeline programs, and have completed a Phase 1 trial of ANB020 in healthy volunteers in Australia, which we believe has demonstrated favorable safety and ex vivo pharmacodynamic properties. We have completed a Phase 2a trial of ANB020 in patients with moderate-to-severe adult atopic dermatitis where top-line data efficacy was announced in October 2017 and completed trial data was presented at the 2018 AAD Annual Meeting, and have completed enrollment of a severe adult peanut allergy Phase 2a trial where top-line data is anticipated in March 2018 and a severe adult eosinophilic asthma Phase 2a trial where enrollment is ongoing and top-line data is anticipated during the second quarter of 2018. We have conducted, under an approved CTN, a Phase 1 clinical trial in healthy volunteers to assess the safety, pharmacokinetics and pharmacodynamics of ANB019 and have announced top-line data from this trial in November 2017. We plan to initiate Phase 2 studies of ANB019 in GPP and PPP patients during 2018, subject to clearance of applicable regulatory filings.

•
Continuing to expand our proprietary pipeline by generating new product candidates using our technology platform. Using our proprietary SHM antibody generation platform, we are able to rapidly develop novel antibodies against biological targets. Our goal is to continue expanding our wholly-owned new therapeutic antibody program pipeline by innovating one or more wholly-owned novel pipeline antibodies to potentially first-in-class immune-related targets.

•
Identifying emerging opportunities in key therapeutic areas. We intend to remain at the forefront of discovery and development of new therapeutic opportunities in inflammation by understanding and translating biological breakthroughs into first-in-class therapeutic antibodies. Our approach includes translational biology assessments, such as human genetics, ex vivo tissue pathology and target expression patterns, to understand the relevance of emerging targets to patients with unmet medical needs. We plan to leverage this knowledge to create new product candidates and position our current and future programs for rapid initial efficacy assessment.

•
Retaining rights to strategic products in key commercial markets. We intend to retain ownership and control of our pipeline programs to key preclinical and clinical data inflection points. We may build sales and marketing capabilities in the United States with a focused commercial organization. For certain programs, we plan to seek strategic collaborations that provide us with funding, infrastructure and marketing resources to advance through development and commercialization.

Milestones
The following chart describes milestones achieved during fiscal 2017 and anticipated during fiscal 2018 and 2019:

Program	Milestone	Timing
ANB020 (Anti-IL-33)	Atopic Dermatitis Phase 2a Data	Presented at AAD February 2018
	Peanut Allergy Top-Line Phase 2a Data	March 2018
	Eosinophilic Asthma Top-line Phase 2a Data	Q2 2018
	Atopic Dermatitis Phase 2b Data	2019
ANB019 (Anti-IL-36R)	Healthy Volunteer Top-line Phase I Data	Announced November 2017
	GPP Phase 2 Initiation	2018
	PPP Phase 2 Initiation	2018
Our Wholly-Owned Product Pipeline
Our most advanced, wholly-owned pipeline programs, ANB020 and ANB019, are described below:
ANB020: Anti-IL-33 Antibody
ANB020 is a potentially first-in-class antibody that inhibits the activity of IL-33 and is being developed to treat atopic diseases, including moderate-to-severe adult atopic dermatitis, severe adult peanut allergy and severe adult eosinophilic asthma. Despite the key role of IL-33 in atopic diseases, it has been historically difficult for other antibody technologies to generate a functional anti-IL-33 therapeutic agent. We believe ANB020 is the most advanced antibody therapeutic candidate in development targeting the IL-33 cytokine. We have completed a Phase 1 trial of ANB020 in healthy volunteers in Australia under an approved CTN, completed a Phase 2a clinical trial of ANB020 in moderate-to-severe atopic dermatitis under an approved UK CTA, completed enrollment of a Phase 2a clinical trial of ANB020 in severe peanut allergy patients under an approved US IND and enrollment is ongoing for a Phase 2a trial of ANB020 in severe adult eosinophilic asthma patients.
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
The role of IL-33 in peanut allergy is supported by translational research data, generated under our scientific collaboration with the Benaroya Research Institute at Virginia Mason (BRI), which was presented at the AAAAI’s 2017 Annual Meeting on March 4th.  This study assessed the biology of a distinct subset of T cells, called TH2A cells, which are found in elevated frequency in peanut allergic patients when compared to non-allergic individuals. TH2A cells isolated from peanut allergy patients demonstrated increased sensitivity to IL-33 signaling as a result of elevated expression of the IL-33 receptor. Data showed that, upon stimulus with IL-33, TH2A cells express significantly greater levels of effector cytokines IL-4, IL-5, and IL-13, which are believed to be associated with severe peanut allergy. The research concluded that IL-33 is a key checkpoint of allergic responses, and blocking IL-33 has the potential to reduce expression of the effector cytokines involved in severe peanut allergy. These findings provide further scientific support for the development of AnaptysBio’s proprietary anti-IL-33 antibody, known as ANB020, for the treatment of severe adult peanut allergy.
Genetic studies support the importance of the IL-33 pathway in atopic diseases. These studies have demonstrated that certain ST2 mutations reduce IL-33 mediated signaling and thereby protect individuals with mutated ST2 from asthma. Certain studies also demonstrate that mutation that increase IL-33 mediated signaling increase incidence of asthma and atopic dermatitis. This supports the hypothesis that an anti-IL-33 antibody, such as ANB020, has the potential to benefit asthma patients.
We believe that targeting IL-33 activity is a more promising therapeutic intervention strategy than targeting its receptor, ST2, because (i) ST2 is present in significantly larger quantities, in comparison to IL-33, which will likely require high anti-ST2 antibody dosing levels, (ii) anti-ST2 antibodies are likely to be internalized in vivo, which will likely require frequent dosing and (iii) soluble ST2 inhibits IL-33 function, therefore blocking ST2, and likely leading to the release of additional IL-33, thereby exacerbating atopic disease.
ANB020 Description
ANB020, which is a potential first-in-class therapeutic antibody, is our wholly-owned anti-IL-33 antibody product candidate generated using our SHM technology platform. Our preclinical studies have provided evidence of ANB020’s favorable potency and functional activity in human and cynomolgus monkey in vitro assays.  The high potency and functional activity of ANB020 for human and cynomolgus monkey IL-33 was measured using standard in vitro assays: equilibrium dissociation constant, or KD, and half-maximal inhibitory concentration values, or IC50.  ANB020 demonstrated highly potent KD values of approximately 1 pM and 37 pM for human and cynomolgus monkey IL-33, respectively.  ANB020 inhibits secretion of IL-5 from primary basophils purified from peripheral blood of healthy human subjects with an IC50 of approximately 1.5 nM, which is approximately 15-fold greater than that of the soluble ST2 antagonist. Lower KD and IC50 values indicate higher potency and functional activity, respectively.
Using peripheral blood mononuclear cells, or PBMC, ANB020 inhibited human and cynomolgus monkey interferon-gamma release with an IC50 of approximately 1.1 nM and approximately 20.4 nM, respectively.  We have developed a whole blood version of the PBMC assay, which we used in our Phase 1 trial to understand the pharmacodynamic activity of ANB020 in clinical trials.
Our preclinical development has also demonstrated that ANB020 has favorable manufacturability, pharmacokinetics and toxicology to support development.  Studies have demonstrated desirable manufacturing properties for ANB020, including robust expression from Chinese hamster ovary cells, or CHO cells, efficient purification using standard downstream techniques and stable formulation up to concentrations required for subcutaneous dosing in humans.  ANB020 demonstrated a half-life of approximately seven days in cynomolgus monkeys, retained full functional activity when incubated in normal human serum at 37 °C for one week and proved to be fully active in cynomolgus monkey sera two weeks after dosing.  We have conducted preclinical toxicology studies under good laboratory practices, or GLPs, for ANB020.  In addition, we have conducted manufacturing under good manufacturing practice to produce ANB020 in quantities for initial clinical use.
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
We have subsequently completed a Phase 2a trial of ANB020 in 12 moderate-to-severe adult atopic dermatitis patients, under an approved CTA with the MHRA, announced top-line data from an interim analysis of this trial in October 2017 and presented data upon completion of this trial at the 2018 AAD Annual Meeting on February 17, 2018.
The Phase 2a proof-of-concept trial enrolled 12 moderate-to-severe adult atopic dermatitis patients, who were initially administered a single intravenous dose of placebo within 14 days of enrollment, followed by a single intravenous 300mg dose of ANB020 one week subsequent to placebo. Prior to enrollment in the study, patients were not permitted any systemic or topical medications during a wash-out period. Patients were permitted to take a monitored amount of topical corticosteroids as rescue therapy during the course of the study. Clinical response was assessed by a number of endpoints, including the improvement of each patient’s EASI score, a tool used to measure the extent and severity of atopic dermatitis, at key time points following ANB020 administration relative to their enrollment baseline. The average baseline EASI score at enrollment amongst all 12 patients was 32. Other efficacy endpoints measured during the trial included the 5-D pruritus scale which measures itchiness, the 5-point IGA scale, the DLQI and the SCORAD scale. Exploratory mechanistic biomarkers included granulocyte infiltration and cytokine levels in localized skin lesions measured five days after placebo administration and five days after ANB020 administration.
Trial data indicated rapid and sustained clinical achievement of EASI-50, which is 50% or better improvement in EASI score relative to enrollment baseline, in 83% of patients at Day 29, and the 5-D pruritus score was reduced by 32% relative to enrollment baseline. As early as Day 15 post-ANB020 administration, 75% of patients reached EASI-50 and pruritus was reduced by 28%, which was sustained until Day 57 when 75% of patients achieved EASI-50; pruritus was reduced by 21% at Day 57. All 12 patients achieved EASI-50 on or before Day 57 post-ANB020 administration. Efficacy was sustained in some patients by Day 140 post-ANB020 administration where 42% of patients achieved EASI-50. ANB020 efficacy was not limited by disease severity as ANB020 had similar EASI score improvement in the 7 of 12 enrolled patients treated with systemic immuno-modulators pre-study, which exhibited an average EASI baseline score of 36 upon enrollment, relative to the remaining 5 of 12 enrolled patients that did not require systemic immuno-modulators pre-study, which exhibited an average EASI baseline score of 27. Twenty five percent of patients enrolled in this study achieved an IGA score of 0 or 1, indicating clear or almost clear skin, subsequent to a single ANB020 administration. Average DLQI score was maximized at 55% on Day 78 following ANB020 dosing and sustained to 43% at Day 140 relative to baseline. SCORAD efficacy was maximized at 40% at Day 29 following ANB020 dosing and sustained to 32% at Day 140 relative to baseline. Exploratory biomarker assessment indicated reduction of granulocyte infiltration into localized skin lesions by an average of 30% amongst all patients and 60% among the 10 patients achieving EASI-50 at 29 days post-ANB020 administration, while exploratory cytokine biomarker levels were below detection limit and therefore inconclusive. ANB020 was generally well-tolerated by all patients and no drug-related safety signals were observed. The most frequent adverse events reported were dizziness in 17% of patients post-placebo and headache in 25% of patients post-ANB020 administration, while one serious adverse event of severe depression was reported by a single patient on Day 140 post-ANB020, which was deemed not drug related since the patient had a 10 year pre-trial history of severe depression. This trial was completed in December 2017 including patient follow-up through 140 days post-ANB020 dosing

We believe these data demonstrate proof-of-concept for ANB020 in moderate-to-severe adult atopic dermatitis and suggest that ANB020 may provide meaningful differentiation in terms of patient convenience. As further development in atopic dermatitis, we plan to initiate, during the first half of 2018, a Phase 2b randomized, double-blinded, placebo-controlled study in 200-300 adults patients with moderate-to-severe atopic dermatitis to evaluate different dose levels and dosing frequencies of subcutaneous administration of ANB020, with data expected in 2019.
We have completed enrollment, under our Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, a Phase 2a trial of ANB020 with 20 severe adult peanut allergy patients where efficacy is assessed by measuring the cumulative dose of peanut tolerated in an oral food challenge within one month before and within one month after a single dose of ANB020 or placebo. This trial randomizes severe adult peanut allergy patients, each of which have a history of anaphylaxis to accidental peanut exposure, to drug versus placebo on a 3 versus 1 ratio. Top-line data from this trial is expected in March 2018.
We are enrolling, under a CTA with MHRA, of a Phase 2a trial of ANB020 in 24 severe adult eosinophilic asthma patients, where efficacy will be assessed using improvement in Forced Expiratory Volume in One Second after administration of a single dose of ANB020 or placebo. Top-line data are anticipated during the second quarter of 2018.
 Each of the aforementioned clinical trials are subject to regulatory review by the respective regulatory authority applicable to the jurisdiction of the trial.
As described in the section titled “Risk Factors” and elsewhere in this report, the clinical development of drug product candidates is subject to a wide range of risks and uncertainties, any of which could cause our actual development strategy or timeframes to vary.
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
Atopic Dermatitis.  Atopic dermatitis is a chronic inflammatory skin disease that affects approximately 1.4 million adults in the United States.  Human studies have demonstrated that IL-33 is highly expressed in atopic dermatitis lesions and leads to the recruitment of downstream cytokines (IL-4, IL-5 and IL-13) and eosinophils to the disease site in patients.  By inhibiting IL-33 function in patients, we believe ANB020 will suppress the production of the aforementioned downstream cytokines and lead to therapeutic benefit in patients with moderate to severe adult atopic dermatitis.
Current therapies for atopic dermatitis include the topical use of non-biologic small molecules and anti-IL-4/13 receptor antibody known as dupilumab (Dupixent®).  Dupilumab has been approved for the treatment of adults with moderate-to-severe atopic dermatitis that is not well controlled with prescription topical therapies or for those who cannot use topical therapies. While dupilumab has shown some benefit in disease remission, it requires the administration of a substantial antibody dose (300 mg) every other week, which we believe may not be convenient for atopic dermatitis patients. In addition, a significant number of atopic dermatitis patients taking dupilumab have reported conjunctivitis as a drug-related side effect.
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
Existing therapies have failed to prevent the occurrence of severe reactions due to accidental peanut exposure, which often results in systemic anaphylaxis and can lead to death.  Immunotherapy approaches, such as oral or transdermal desensitization, currently being developed for this indication require patients to be dosed with quantities of peanut antigens over time. If patients are able to overcome the toxicities of this allergen- based approach, therapeutic benefit, on an allergen-specific basis, may be observed after 12 to 24 months of oral or skin patch based delivery of peanut allergens. The long-term safety and efficacy of immunotherapy is still uncertain, and these desensitization treatments have not yet been approved by the FDA. Immunotherapy approaches are generally not applicable for treatment of severe peanut allergy patients due to safety concerns.
ANB020 has the potential to rapidly suppress severe adult peanut allergy through its cytokine targeting mechanism, which is allergen non-specific, allowing patients with multiple allergic responses to benefit from a single therapy, and avoids tolerability issues by acting without allergen dosing. If approved, we anticipate that ANB020 could become a prophylactic therapy for severe adult peanut allergy patients at risk of accidental peanut exposure.
Asthma.  We estimate, based on our analysis of publicly available data sources and interviews with physicians and key opinion leaders in the field that asthma affects approximately 7.7% of the adult U.S. population, or 19.0 million individuals, of which 1.1 million individuals have severe disease that cannot be controlled by standard-of-care therapy.  As a chronic inflammatory disorder, severe asthma can lead to permanent structural damage to the airways and long-term reductions in lung function.  Although many mild-to-moderate asthmatics respond well to currently available treatments, which include inhaled corticosteroids, or ICS, and long-acting beta agonists, or LABA, severe asthma in patients is generally not adequately controlled by such available therapies.  We will initially focus on the treatment of severe asthma that, based on our analysis, includes 1.1 million adult patients whose disease is not sufficiently controlled through standard-of-care therapy.  We have conducted primary market studies that estimate approximately 45% of these patients are candidates for biologic therapies, such as ANB020.
Existing biologic therapies include Xolair, also known as omalizumab, which is approved for the treatment of moderate to severe persistent allergic asthma patients whose asthma symptoms are not controlled by ICS, carries a black box warning about the risk of anaphylaxis, a severe, potentially fatal, allergic reaction. and Nucala, also known as mepolizumab, which was approved for the add-on maintenance treatment in patients aged 12 years or older with severe eosinophilic asthma and Fasenra, also known as benralizumab, which has been approved for the add-on maintenance treatment of patients with severe asthma aged 12 years or older with an eosinophilic phenotype, and Cinqair, also known as reslizumab, approved for add-on maintenance treatment of patients with severe asthma aged 18 years and older with an eosinophilic asthma.  Other emerging therapies currently in development, such as, benralizumab, dupilumab, MSTT1041A and GSK3772847, have yet to be approved by the FDA for treatment of asthma.  We believe that ANB020 may have therapeutic benefit across a broad range of ICS-refractory severe adult eosinophilic asthma patients, and plan to differentiate ANB020’s therapeutic efficacy, dosing frequency and safety relative to competitors.
ANB019: Anti-IL-36R Antibody
Overview
ANB019 is an antibody that inhibits the function of IL-36R, which we are initially developing as a potential first-in-class therapy for GPP and PPP patients.  GPP is a life-threatening, rare systemic inflammatory disorder reported to affect approximately 3,000 patients in the United States alone, with no currently approved therapies.  Studies have shown that GPP can be associated with mutations in the gene encoding the IL-36R antagonist, or IL-36RA, or can be caused by excessive IL-36 cytokine levels, that lead to abnormally high signaling through the IL-36R and thereby cause the systemic inflammatory condition, GPP.  We also plan to develop ANB019 for other IL-36R driven inflammatory conditions, including PPP, which is reported to affect approximately 150,000 patients in the United States.  We plan to seek FDA Orphan Drug Designation for ANB019 for the treatment of GPP and PPP, which we believe may be differentiated from the non-rare plaque psoriasis, or psoriasis vulgaris, based upon distinctive genetic and translational features unique to GPP and/or PPP.  We have completed a Phase 1 trial of ANB019 in healthy volunteers in Australia under an approved CTN.
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
In addition, studies have demonstrated that humans with genetic mutations that downregulate IL-36 receptor activity are otherwise normal with no specific clinical phenotype.
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
Clinical Development Plan
We are currently conducting, under an approved CTN, a double-blind, placebo-controlled Phase 1 clinical trial in healthy volunteers, where 54 subjects are dosed with a single subcutaneous or intravenous dose of ANB019 between 10mg and 750mg, 18 subjects were administered multiple ascending doses of ANB019 intravenously ranging between 40mg and 300mg weekly for four consecutive weeks and 18 are dosed with placebo. In November 2017, we announced positive top-line results from an interim analysis, which was conducted after the 85-day, post-dosing monitoring period has been completed for the single ascending dose cohorts while monitoring is on-going for the multiple ascending dose cohorts. ANB019 was well-tolerated by all subjects and no dose-limiting toxicities were observed to date.  The most frequent treatment-emergent adverse events observed in the single ascending dose cohorts were mild upper respiratory tract infections in 10 of 36 (28%) subjects dosed with ANB019 versus six of 12 (50%) subjects dosed with placebo. No serious adverse events were reported among the single ascending dose cohorts through completion of monitoring, and none have been observed in the multiple ascending dose cohorts to date. The in vivo half-life of ANB019 was approximately 28 days for both subcutaneous and intravenous routes of administration, with bioavailability of approximately 90%. A single dose of ANB019 at certain dose levels was able to completely suppress IL-36 cytokine function for 85 days, as measured using an ex vivo pharmacodynamic assay.
Based upon the favorable Phase 1 results described above, we have submitted a CTA filing to the MHRA supporting the initiation of a 10-patient open-label multi-dose Phase 2 study of ANB019 in GPP patients, and anticipate filing additional regulatory applications to support the initiation of a randomized placebo-controlled multi-dose study of ANB019 in PPP.

As described in the section titled “Risk Factors” and elsewhere in this report, the clinical development of drug product candidates is subject to a wide range of risks and uncertainties, any of which could cause our actual development strategy or timeframes to vary.
ANB019 Market Opportunity
IL-36R cytokine dysfunction is implicated in multiple inflammatory disorders including GPP and PPP.
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
Through assessment of public literature and primary key opinion leader discussions, we estimate GPP affects approximately 3,000 individuals in the United States.  We have conducted, and will continue to conduct, translational studies to identify GPP patients for potential enrollment in our upcoming clinical trials in this indication.  Given the limited size of this patient population in the United States, we plan to seek Orphan Drug Designation from the FDA for ANB019 for the treatment of GPP.  The FDA may grant Orphan Drug Designation to a product intended to treat a rare disease or condition—generally one that affects fewer than 200,000 individuals in the United States.  If we obtain Orphan Drug Designation for ANB019 for the treatment of GPP and subsequently are the first Biologics License Application, or BLA applicant to receive FDA approval for a product containing the same active molecular structure as ANB019, ANB019 would be entitled to a seven-year exclusive marketing period in the United States for the treatment of GPP.  Although the GPP patient population is small, we believe there is an unmet medical need that ANB019 may be able to address.
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
Checkpoint Receptor Agonist Programs
Our strategy includes the discovery and development of therapeutic antibodies targeting emerging opportunities in inflammation.  We are developing checkpoint receptor agonist antibodies to multiple different immune checkpoint receptors for the treatment of certain autoimmune diseases where we believe checkpoint receptor function is insufficiently activated.  Known human immune checkpoint receptors include CTLA-4, PD-1, LAG-3, BTLA, TIM-3 and TIGIT.  Certain checkpoint receptor agonist antibodies that we have developed have demonstrated efficacy in a rodent model of graft-versus-host disease.  We anticipate filing an IND for one of our checkpoint receptor antibodies during the second half of 2019.
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
Microbial antibody display systems.  Microbial antibody display systems require screening of antibodies, typically formatted as antibody fragments, from a static library diversity displayed on a bacterial or yeast microbial cell surface.  The static nature of these libraries limits the range of antibody specificities to 10 9 or 10 10 range, which is generally insufficient to avail high-affinity antibodies against many antigens.  This can lead to suboptimal potency, and subsequently require phage/

yeast antibodies to be matured significantly, typically with random mutagenesis, to obtain therapeutic level potencies, which is a labor-intensive and inefficient process.  In addition, antibodies selected using this approach are expressed through the microbial cell expression machinery, which differs significantly in terms of manufacturability (expression level, glycosylation, formulation and stability) from mammalian cell expression typically utilized for clinical and commercial manufacturing of therapeutic antibodies.  Such differences typically lead to difficulties in mammalian cell manufacturing of microbial display-derived antibodies.
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
Our Technology Solution
Our innovative platform is designed to replicate the natural process of SHM embedded within the human immune system to rapidly develop a diverse range of therapeutic-grade antibodies in vitro.  SHM is a critical, endogenous process that generates the essential antibody diversity required to develop a natural immune response to pathogens.  Human genomes encode a limited number of antibody genes, which are insufficient to generate antibodies against the wide variety of foreign pathogens encountered from the external environment.  SHM enables the human immune system to expand the limited diversity encoded within human genomes to the billions of antibody specificities required to defend against external pathogens.
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
Each evolving antibody is expressed within the SHM-active mammalian cell to concurrently display the evolved antibody on the cell surface to permit cell sorting selection for potency properties while the same antibody is secreted into the extracellular media at sufficient quantities to permit functional assays to be conducted.  In this manner, the evolving antibodies expressed by each transfected cell are assessed in a high- throughput fashion for the desired functional activity relevant to the therapeutic mechanism.
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

Collaborations
TESARO
In March 2014, we entered into a collaboration and exclusive license agreement with TESARO. We executed an amendment in November 2014 to add an additional dual-reactive antibody product candidate. Under the terms of the amended agreement, we granted TESARO an exclusive, royalty-bearing, sub-licensable worldwide license to research, develop, manufacture, market and sell products based on our proprietary technology for the discovery, generation and optimization of certain specified immunotherapy antibodies. We have granted TESARO exclusive rights to three monospecific antibody product candidates targeting TIM-3 (TSR-022), LAG-3 (TSR-033) and PD-1 (TSR-042) and a bispecific antibody product candidates targeting PD-1 and LAG-3. Under the amended agreement, we are responsible for performing initial discovery and development of therapeutic antibodies with the goal of generating immunotherapy antibodies for use in the treatment of cancer. TESARO is responsible for all subsequent preclinical, clinical, regulatory, manufacturing and other activities necessary to develop and commercialize antibodies selected under each of six development programs, and TESARO is obligated to use commercially reasonable efforts to research, develop and commercialize at least one product to each of the four targets. During the term, other than under the collaboration, both TESARO and we are prohibited from developing and commercializing, independently or with a third party, any agents targeting LAG-3, PD-1 or TIM- 3, as single agents or in combination with other therapies.  We have completed our responsibilities under the terms of the agreement as of December 31, 2016 to generate and develop antibodies to certain defined stages of preclinical development.
Under the terms of this agreement, TESARO made up-front, non-creditable and non-refundable cash payments aggregating $19.0 million to us during 2014. TESARO is also required to reimburse us on a quarterly basis for specified costs incurred by us in our initial discovery and development activities covered by the agreement. For each of the targets for which TESARO is granted exclusive rights, TESARO is required to make milestone payments to us of up to $18.0 million if certain research and development milestone events are achieved, up to an additional $90.0 million of milestone payments if certain U.S. and non-U.S. regulatory submissions and approvals occur in initial and subsequent indications, and up to an additional $165.0 million upon the achievement of specified levels of annual worldwide net sales. TESARO will also be required to pay us tiered single-digit royalties, on a product- by-product basis, on worldwide annual net sales, and additional commercial milestone payments if specified levels of annual net sales of a product are attained.
This agreement expires when no further payments are due to us, unless earlier terminated. Either party may terminate the agreement in the event of an uncured material breach by the other party. TESARO may terminate the agreement at any time upon 90 days’ prior written notice to us.
Celgene
In December 2011, we entered into a collaboration agreement with Celgene, or the Collaboration Agreement, to develop human therapeutic antibodies against multiple biological targets. We completed our responsibilities under the terms of the agreement to generate antibodies against various mutually agreed biological targets during fiscal 2014. On a target-by-target basis, we provided Celgene an option to obtain rights to develop and commercialize a defined number of antibodies against each target. We were successful in generating antibodies against multiple targets and Celgene has exercised its option with respect to antibodies against three targets. Celgene is currently advancing two anti-inflammatory antibodies, of which an anti-PD-1 agonist antibody, also known as CC-90006, is currently in a Phase 1 trial, while the other program is currently in preclinical development.

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
License Agreement with Millipore
In May 2009, we signed a non-exclusive research and commercial license agreement with Millipore Corporation, or Millipore, to obtain a non-exclusive license to patents and patent applications directed to the ubiquitous chromatin opening elements technology for the expression of proteins, particularly antibodies, generated by us, which license may be sublicensed to our contractors and partners. Under the terms of the agreement, or the Millipore Agreement, we are obligated to pay Millipore $87,500 in annual license fees, adjusted annually for inflation using the Consumer Price Index. Additionally, for each product developed and commercialized under the Millipore Agreement, we are obligated to pay Millipore up to an additional $75,000 upon the achievement of specified development milestone events and up to an additional $4.4 million upon the achievement of specified commercial milestone events. We do not owe Millipore any royalties on net sales of products commercialized under the Millipore Agreement.
Unless affirmatively terminated by one of the parties, the Millipore Agreement will continue in effect. Either party may terminate the Millipore Agreement in the event of an uncured material breach by the other party. We may terminate the Millipore Agreement upon 90 days’ notice to Millipore.
Australian Operations
In March 2015, we established a wholly-owned Australian subsidiary called AnaptysBio Pty. Ltd, in order to conduct various preclinical and clinical activities for ANB020 and ANB019. We believe our Australian subsidiary will be eligible for certain financial incentives made available by the Australian government for biotech research and development expenses. Specifically, Australia provides a refundable tax credit in the form of a cash rebate equal to 43.5% of qualified expenditures on biotech research and development projects to Australian companies that operate the majority of their research and development activities associated with such projects in Australia. A wholly-owned Australian subsidiary of a non-Australian parent company is eligible to receive the refundable tax credit, provided that the Australian subsidiary retains the rights to the data and intellectual property generated in Australia, and provided that the total revenues of the parent company and its consolidated subsidiaries during the period for which the refundable tax credit is claimed are less than $20.0 million Australian dollars.
In addition, by establishing operations in Australia, we are able to access an established network of manufacturing and clinical development support contractors located in Australia and benefit from Australia’s streamlined approval processes for the initiation of first-in human studies. We have few employees with experience advancing product candidates through the Australian regulatory review process and have therefore engaged Australian consultants with expertise in the regulatory requirements and clinical development of therapeutic products in Australia. We are also working with established manufacturing and clinical development support contractors located in Australia, who are familiar with Australian regulatory and product development processes.
Intellectual Property
Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our technology platform, product candidates, novel biological discoveries, epitopes, new therapeutic approaches and potential indications, and other inventions that are important to our business.  In total, our patent portfolio, including patents to our technology platform licensed from MRC and patents licensed from Kyoto University, consisted of 42 issued patents and 84 pending patent applications as of December 31, 2017.
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
The patent portfolios for our two internal programs and platform technology are outlined below:
ANB020
As of December 31, 2017, we owned 16 patent applications in various countries directed to the antibody sequence of ANB020 and its variants, epitopes, methods of use and related matters.  We also intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur.  Patents that may issue from our pending applications would provide protection until October 2038.
ANB019
As of December 31, 2017, we owned 13 patent applications in various countries directed to the antibody sequence of ANB019 and its variants, epitopes, methods of use and related matters. We also intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur.  Patents that may issue from our pending applications would provide protection until April 2036.
Platform Technology
Our platform technology is covered by U.S. and foreign issued patents and pending patent applications, emanating from our in-licensed portfolio and wholly-owned portfolio, currently under prosecution in various jurisdictions.
Our wholly-owned portfolio includes patents and patent applications directed to platform technology related inventions associated with antibody library design, antibody humanization, mammalian cell display and secretion, and other technical attributes relating to the discovery, maturation and optimization of antibodies using our technology platform.  Patents relating to our platform technology that have been issued to date provide protection through May 2033.
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
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application related to the patent. A U.S. patent also may be accorded a patent term adjustment, or PTA, under certain circumstances to compensate for delays in obtaining the patent from the U.S. Patent and Trademark Office, or USPTO. In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non-provisional patent application related to the U.S. patent. In addition, in the United States, the term of a U.S. patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.
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
Manufacturing
We must manufacture drug product for clinical trial use in compliance with current good manufacturing practices, or cGMP.  The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products.  The manufacturing facilities for our product candidates must meet cGMP requirements and FDA satisfaction before any product is approved and we can manufacture commercial products.  Our third-party manufacturers will also be subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations.
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

For asthma, our competitors include omalizumab (Xolair; Roche) which has received FDA approval and functions by inhibiting the binding between free IgE and FceRI; antibodies that bind IL-5 and inhibit its interaction with the IL-5 receptor such as mepolizumab (Nucala; Glaxosmithkline), which the FDA approved for the add-on maintenance treatment in patients aged 12 years or older with severe eosinophilic asthma, and reslizumab (Cinqair, Teva), which has been approved for adult patients aged 18 years and older for the treatment of inadequately controlled asthma in patients with elevated eosinophils, despite an inhaled corticosteroids treatment regimen; antibodies such as benralizumab (Fasenra, AstraZeneca) that bind the IL-5 receptor; antibodies that bind to IL-13 such as lebrikizumab (Dermira), tralokinumab (AstraZeneca) and anrukinzumab (Pfizer), which are in clinical testing; antibodies that bind the IL-4 receptor alpha chain, such as dupilumab (Regeneron, Sanofi), currently under review by the FDA under a BLA filing, an ST2-binding antibodies including MSTT1041A (Roche) and GSK3772847 (GSK) currently in Phase 2 clinical trials. Regeneron and Sanofi have recently announced an IL-33 related program (REGN 3500) in clinical development indicated for asthma, chronic obstructive pulmonary disease and atopic dermatitis, AstraZeneca has also recently announced an IL-33 related program (MEDI3506) in a Phase 1 clinical trial and is indicated for chronic obstructive pulmonary disease, Pfizer has recently announced an IL-33 related program (PF-06817024) for chronic rhinosinusitis with nasal polyps and atopic dermatitis and Eli Lilly has announced an IL-33 related program for atopic dermatitis.
For peanut allergy, our competitors include DBV Technologies, which is developing transdermal products for tolerization of food allergies, while Aimmune Therapeutics is developing oral products for peanut allergy desensitization, including combinations of Aimmune’s oral peanut allergy therapy with dupilumab (Dupixent, Regeneron, Sanofi).

For atopic dermatitis, our competitors include dupilumab (Dupixent, Regeneron, Sanofi), which has been approved by the FDA, crisaborole (EUCRISA, Pfizer), which has recently been approved by the FDA, VTP-38543 (Vitae, acquired by Allergan), which is currently in a Phase 2 trial, and JAK inhibitors including upadacitinib (Abbvie), PF-04965842 (Pfizer) and baricitinib (Eli Lilly and Incyte) currently clinical development for atopic dermatitis.
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
FDA approval process
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDC Act, except the section of the FDC Act which governs the approval of new drug applications, or NDAs. Biological products are approved for marketing under provisions of the Public Health Service Act, or PHSA, via a BLA.  However, the application process and requirements for approval of BLAs are similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
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
Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLPs.  The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol.  Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.  A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans.  If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.  Clinical trials involve the administration of the investigational biologic to healthy volunteers or patients under the supervision of a qualified investigator.  Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practices, or GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated.  Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.
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
After completion of the required clinical testing, a BLA is prepared and submitted to the FDA.  FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls.  The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, and the applicant under an approved BLA is also subject to annual product and establishment user fees. These fees are typically increased annually. The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review.  Once the submission is accepted for filing, the FDA begins an in-depth review.  The FDA has agreed to certain performance goals in the review of BLAs.  Most such applications for standard review biologic products are reviewed within ten months of the date the BLA is filed with the FDA; most applications for priority review biologics are reviewed within six months of the date the BLA is filed with the FDA. Priority review can be applied to a biologic that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.
The FDA may also refer applications for novel biologic products, or biologic products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved.  The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.  Before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.  Additionally, the FDA will inspect the facility or the facilities at which the biologic product is manufactured.  The FDA will not approve the product unless compliance with cGMP is satisfactory and the BLA contains data that provide substantial evidence that the biologic is safe, pure, potent and effective in the indication studied.
After the FDA evaluates the BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter.  A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application.  If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter.  The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.  An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications.  As a condition of BLA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS to help ensure that the benefits of the biologic outweigh the potential risks.  REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU.  ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries.  The requirement for a REMS can materially affect the potential market and profitability of the product.  Moreover, product approval may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy.

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
Pediatric information
Under the Pediatric Research Equity Act, or PREA, NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective.  The FDA may grant full or partial waivers, or deferrals, for submission of data.  Unless otherwise required by regulation, the PREA does not apply to any biological product for an indication for which orphan designation has been granted.
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
For patents that might expire during the application phase, the patent owner may request an interim patent extension.  An interim patent extension increases the patent term by one year and may be renewed up to four times.  For each interim patent extension granted, the post-approval patent extension is reduced by one year.  The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely.  Interim patent extensions are not available for a drug or biologic for which an NDA or BLA has not been submitted.
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
FDA regulation of companion diagnostics
If use of an in vitro diagnostic is essential to safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product.  The review of an in vitro companion diagnostic in conjunction with the review of a biologic involves coordination of review by the FDA’s Center for Biologics Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. Pursuing FDA approval of an in vitro companion diagnostic would require us to obtain a pre-market approval, or PMA. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer.  It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling.  PMA applications are subject to an application fee, which exceeds $250,000 for most PMAs.  In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought.  In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories.  As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.
PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA application submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval.  If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA.  If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant.  The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.
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
Healthcare reform

Government and other third-party payers (including pharmacy benefit management companies) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs, such as by requiring outcomes-based or other pay-for-performance pricing arrangements. They are also imposing restrictions on eligible patient populations and the reimbursement process (including by means of required prior authorizations and utilization management criteria). In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted in the United States. This legislation imposes cost-containment and other measures that are likely to adversely affect the amount of reimbursement for our current and future products. The full effects of this legislation depend on a number of factors, many of which are beyond our control, including new regulations and guidance issued by CMS and other federal and state agencies. Some states are also considering legislation that would control the prices and reimbursement of prescription drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any prescription drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform measures in the future that will impose additional constraints on prices and reimbursements for our products.
Some of the provisions of the ACA have yet to be implemented and there have been judicial and Congressional challenges to certain aspects of the ACA. In addition, the current administration and Congress have previously sought, and will likely continue to seek, legislative and regulatory changes, including repeal and replacement of all or certain provisions of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the ACA.
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
Additional regulation
In addition to the foregoing, we are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act.  These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations.  If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines.  We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business.  We cannot predict, however, how changes in these laws may affect our future operations.
Europe / rest of world government regulation
In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.  Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries.  Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials.  In the United Kingdom and other countries in the EU, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively.  Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.  Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.  The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.  In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
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

Employees
As of December 31, 2017, we had 60 full-time employees.  Of these employees, 48 were primarily engaged in research and development activities and 10 have an M.D. or a Ph.D.  None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.
Financial Information
We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2017, 2016 and 2015 and our total assets as of December 31, 2017 and 2016, is included in our Consolidated Financial Statements in Part II Item 8 of this Annual Report.
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
Furthermore, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease. We may not be able to initiate our planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, or foreign regulatory authorities. More specifically, some of our product candidates, including ANB019, initially target indications that are very rare, which can prolong the clinical trial timeline for the regulatory process if sufficient patients cannot be enrolled in a timely manner.
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
We have conducted various preclinical studies of our product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. We have only recently completed our Phase 1 clinical trial for ANB020 in healthy humans, and patient trials with ANB020 are currently ongoing. We also have only recently completed a Phase 1 clinical trial with ANB019. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, or to observe results in later stage clinical trials that are unexpected based on early clinical trials. Many product candidates fail in clinical trials despite promising preclinical and early clinical results. In addition, top-line results of a clinical trial, which generally reflect preliminary reviews of primary efficacy and/or safety results, do not necessarily predict final results, and any top-line findings or assessments are subject to change pending the completion of final data review procedures. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
In the single-ascending dose segment of our Phase 1 clinical trial of ANB020, the most common adverse events were upper respiratory tract infection and headache, and we observed one case of severe neutropenia in one individual, which was acute and not persistent, and was considered not to be drug-related. No adverse events were determined to be drug related. All safety information generated under the single-ascending dose segment of our Phase 1 clinical trial was included in the US IND and UK CTA submissions which were subsequently cleared by the FDA and MHRA, respectively. In our Phase 2a proof-of-concept trial for moderate-to-severe adult atopic dermatitis patients, one serious adverse event of severe depression was reported by a single patient on Day 140 post-ANB020, which was deemed not drug related since the patient had a pre-trial history of severe depression. The most frequent treatment-emergent adverse events reported were mild dizziness in patients subsequent to placebo dosing, and mild headache in patients post-ANB020 administration. Subjects in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or in our Phase 1 or Phase 2a clinical trials. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which will inform our dosing strategy for future clinical trials, however such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans, and may lead to unforeseen toxicity not previously observed in preclinical testing. If preclinical studies of our product candidates fail to provide preliminary evidence of safety to the satisfaction of regulatory authorities or do not otherwise produce satisfactory results, we may incur additional costs or experience delays in initiating and/or advancing the development and commercialization of our product candidates. Further, if clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
Further, if any of our product candidates obtain marketing approval, toxicities associated with our product candidates may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional warnings being added to the labeling, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early stage clinical testing.
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

Even if we or our collaborators initiate and complete clinical trials for our product candidates, we will not be permitted to market our product candidates in the United States until we receive approval of a BLA from the FDA, and will not be permitted to market in other countries without marketing approval from foreign regulatory authorities. Obtaining approval of a BLA or other marketing approvals is often a lengthy, expensive and uncertain process over which the FDA and foreign regulatory authorities have substantial discretion. Other than submitting and receiving acceptance for our CTN for ANB020 in Australia, obtaining clearance for our IND for a Phase 2a clinical trial of ANB020 in severe adult peanut allergy in the United States, obtaining clearance for our CTA for two Phase 2a clinical trials of ANB020 in both moderate-to-severe adult atopic dermatitis and adult eosinophilic asthma patients in the United Kingdom and obtaining clearance for our CTN for ANB019 in Australia, we have not yet discussed with the FDA or foreign regulatory authorities the development plans for any of our product candidates or the designs of any of our later-stage clinical studies. We thus may not have the full benefit of the FDA’s or foreign regulatory authorities’ current thinking on trial designs or product development for our target indications. For example, we believe a small pivotal trial, potentially with approximately 100 patients, may be sufficient to demonstrate substantial evidence of efficacy of ANB019 in generalized pustular psoriasis, or GPP, patients. However, we have not yet discussed clinical trial design for this indication with the FDA, and the FDA may disagree with our proposed trial design, including the number of patients necessary to demonstrate efficacy and/or may require us to conduct more than one pivotal study in order to obtain approval of a BLA. In addition, with regard to ANB020, although we intend for our investigators for our Phase 2a study to enroll only patients with severe adult peanut allergy, the protocol does not preclude enrollment of patients with non-severe adult peanut allergy. It is possible that our investigator could enroll patients with non-severe peanut allergy, which could provide us with less information than anticipated with regard to ANB020’s effect on severe peanut allergy.
Preclinical studies and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Products, on average, take 10 to 15 years to be developed from the time they are discovered to the time they are approved and available for treating patients. The start or end of a clinical trial is often delayed or halted for many reasons, including:

•	imposition of a clinical hold for safety reasons or following an inspection of clinical trial operations or site by the FDA or other regulatory authorities;

•	manufacturing challenges;

•	insufficient supply or quality of product candidates or other materials necessary to conduct clinical trials;

•
delays in reaching or failure to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and contract research organizations, or CROs, or failure by such CROs or trials sites to carry out the clinical trial in accordance with our agreed-upon terms;

•	clinical sites electing to terminate their participation in one of our clinical trials;

•	inability or unwillingness of patients or medical investigators to follow clinical trial protocols;

•	required clinical trial administrative actions;

•	slower than anticipated patient enrollment;

•	changing standards of care;

•	safety concerns;

•	availability or prevalence of use of a comparative drug or required prior therapy; or

•	clinical outcomes or financial constraints.
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
For asthma, our competitors include omalizumab (Xolair; Roche) which has received FDA approval and functions by inhibiting the binding between free IgE and FceRI; antibodies that bind IL-5 and inhibit its interaction with the IL-5 receptor such as mepolizumab (Nucala; Glaxosmithkline) and reslizumab (Cinqair; Teva), both of which the FDA has approved for the add-on maintenance treatment in patients with severe eosinophilic asthma; antibodies such as benralizumab (AstraZeneca) that bind the IL-5 receptor; antibodies that bind to IL-13 such as lebrikizumab (Roche), tralokinumab (AstraZeneca) and anrukinzumab (Pfizer), which are in clinical testing; antibodies that bind the IL-4 receptor alpha chain, such as dupilumab (Regeneron, Sanofi) and AMG 317 (Amgen) each in clinical testing, ST2-binding antibodies including Roche’s RG6149, GSK’s GSK3772847 and Regeneron’s REGN3500 each in clinical development for asthma and related conditions, a recently announced an IL-33 related program (MEDI3506) in a Phase 1 clinical trial indicated for chronic obstructive pulmonary disease and an anti-TSLP antibody called tezepelumab (AMG 157, MEDI9929) being developed by Amgen and AstraZeneca for asthma and atopic dermatitis. For peanut allergy, our competitors include DBV Technologies, which is developing transdermal products for tolerization of food allergies, while Aimmune Therapeutics is developing oral products for peanut allergy desensitization. For atopic dermatitis, our competitors include dupilumab (Dupixent, Regeneron, Sanofi), which has been approved by the FDA, crisaborole (EUCRISA, Pfizer), which has recently been approved by the FDA, VTP-38543 (Vitae, acquired by Allergan), and JAK inhibitors such as baricitinib, PF-04965842 and upadacitinib under development by Lilly/Incyte, Pfizer and Abbvie, respectively. For GPP and PPP, our competitors include marketed therapies such as secukinumab (Cosentyx; Novartis) which binds IL-17A; ustekinumab (Stelara; Janssen) which blocks IL-12 and 23 cytokine function; and acitretin (Soriatane; Glaxosmithkline), as well as therapies in development such as guselkumab (Janssen) which blocks IL-23 cytokine function, gevokizumab (Xoma 052) and canakinumab (Ilaris, Novartis) which bind IL-1 beta and BI-655130 (Boehringer Ingelheim).
With the enactment of the BPCIA an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as interchangeable based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product is approved under a BLA. To date, several biosimilar products have been approved under the BPCIA, but no interchangeable biological products have been approved. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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

•
restrictions on the use of our products, if approved, such as boxed warnings or contraindications in labeling, or a REMS, if any, which may not be required of alternative treatments and competitor products;

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
We are an early-stage biotechnology company with a limited operating history. We have no approved products. To date, our revenue has been primarily derived from our research collaboration and license agreements with third parties, including TESARO and Celgene, and we are significantly dependent on such collaborators for the successful development of product candidates in these collaborations. Our ability to generate revenue and become profitable depends upon our ability, alone or with our collaborators, to successfully complete the development of our product candidates for our target indications and to obtain necessary regulatory approvals.
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. Our collaboration revenue was $17.6 million and our net loss was $5.4 million for the year ended December 31, 2015 and our collaboration revenue was $16.7 million and our net loss was $4.3 million for the year ended December 31, 2016. For the year ended December 31, 2017, our collaboration revenue was $10.0 million and our net loss was $30.1 million. As of December 31, 2017, we had an accumulated deficit of $85.0 million.
We have financed our operations primarily through our initial public offering of common stock in January 2017, our follow-on public offering of common stock in October 2017, private placements of our preferred stock and the issuance of debt. We have devoted substantially all of our efforts to research and development. We have only recently initiated clinical development for two of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. Our revenue has been historically derived from amortization of upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. Our ability to generate future product revenue from our current or future product candidates depends on a number of additional factors, including our or our collaborators’ ability to:

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
As a research and development company, our operations have consumed substantial amounts of cash since our inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue our discovery and preclinical development to identify new clinical candidates, and we and our collaborators initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we incur additional costs associated with operating as a public company. We believe that our existing cash, cash equivalents and investments will fund our current operating plan through the end of 2019. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we continue to move our product candidates through preclinical studies, submit INDs or foreign equivalents and commence clinical development, we may have adverse results requiring us to find new product candidates, or our collaborators may not elect to pursue the development and commercialization of any of our product candidates that are subject to their respective agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through product collaborations to continue development of our product candidates.

If we need to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize future product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

•	significantly delay, scale back or discontinue the development or commercialization of our product candidates or cease operations altogether;

•	seek strategic alliances for research and development programs at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available;

•	relinquish, or license on unfavorable terms, our rights to technologies or future product candidates that we otherwise would seek to develop or commercialize ourselves; or

•	eliminate staff to conserve resources.
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

•
the cost to establish, maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing of any patents or other intellectual property rights;

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

If we cannot expand our operations or otherwise capitalize on our business opportunities due to a lack of capital, our business, financial condition and results of operations could be adversely affected.
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
The manufacture of biotechnology products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We and our contract manufacturers must comply with cGMP, regulations and guidelines for the manufacturing of biologics used in clinical trials and, if approved, marketed products. To date, neither we nor our contract manufacturers has manufactured or attempted to manufacture cGMP batches of our products. Manufacturers of biotechnology products often encounter difficulties in production, particularly in scaling up and validating initial production. Furthermore, if microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Delays in raw materials availability and supply may also extend the period of time required to develop our products.
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
We cannot assure you that any stability or other issues relating to the manufacture of any of our product candidates or products will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide product candidates to patients in planned clinical trials and products to patients, once approved, would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products. We may also have to take inventory write-offs and incur other charges and expenses for product candidates or products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could adversely affect our business and delay or impede the development and commercialization of our product candidates or products and could have an adverse effect on our business, prospects, financial condition and results of operations.
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
We have entered into collaborations with other biotechnology companies to develop several of our product candidates, and such collaborations currently represent a significant portion of our product pipeline. In addition, we have entered into other collaborations pursuant to which we have provided access to our technology platform to our collaborators to enable the optimization of their own product candidates. We have entered into antibody generation and/or development collaborations with various collaborators, including TESARO and Celgene, under which we have generated therapeutic quality antibodies using our technology platform and conducted certain preclinical studies in collaboration. We are currently aware that TESARO and Celgene have advanced multiple antibodies generated through our collaboration into clinical trials. If our collaborators terminate any of our collaborations, we may not receive all or any of this funding, which would adversely affect our business or financial condition. Our operational obligations under each of our collaborations has ended.
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
We rely on third party clinical investigators, contract research organizations (for non-clinical and clinical activities), or CROs, contract manufacturing organizations, or CMOs, and consultants to design, conduct, supervise and monitor key activities relating to, discovery, manufacturing, non-clinical studies and clinical trials of our product candidates and we intend to do the same for future activities relating to existing and future programs. Because we rely on third parties and do not have the ability to conduct all required discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent, careful or timely in conducting our discovery, manufacturing, preclinical studies or clinical trials, resulting in discovery, manufacturing, preclinical studies or clinical trials being delayed or unsuccessful, in whole or in part.
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
Any regulatory approvals that we may receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a risk evaluation and mitigation strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs, for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and foreign regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

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
Government and other third-party payers (including pharmacy benefit management companies) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs, such as by requiring outcomes-based or other pay-for-performance pricing arrangements. They are also imposing restrictions on eligible patient populations and the reimbursement process (including by means of required prior authorizations and utilization management criteria). In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted in the United States. This legislation imposes cost-containment and other measures that are likely to adversely affect the amount of reimbursement for our current and future products. The full effects of this legislation depend on a number of factors, many of which are beyond our control, including new regulations and guidance issued by CMS and other federal and state agencies. Some states are also considering legislation that would control the prices and reimbursement of prescription drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any prescription drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform measures in the future that will impose additional constraints on prices and reimbursements for our products.

Some of the provisions of the ACA have yet to be implemented and there have been judicial and Congressional challenges to certain aspects of the ACA. In addition, the current administration and Congress have previously sought, and will likely continue to seek, legislative and regulatory changes, including repeal and replacement of all or certain provisions of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the ACA.
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

•
HIPAA, as amended by HITECH and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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
Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of the patent. However the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent foreign regulatory authority, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
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
We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. We no longer expect to be an emerging growth company in fiscal year 2018, and if so, will need to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.
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
In addition, as a public company we incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with this annual report for the year ending December 31, 2017, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have been engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have dedicated and will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.
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
On December 22, 2017, the President of the United States, signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rates. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Additionally, the Tax Reform Act will no longer allow deductions for compensation in excess of $1 million for certain employees, even if paid as commissions or performance based compensation. We may be subject to these limitations as provided for under Section 162(m) of the Internal Revenue Code in the future. The Tax Reform Act also limits the amount taxpayers are able to deduct for federal net operating loss (NOL) carryforwards generated in taxable years beginning after December 31, 2017 to 80% of the taxpayer’s taxable income. The law also generally repeals all carrybacks. However, any NOLs generated in taxable years after December 31, 2017 can be carried forward indefinitely. Losses arising in taxable years beginning before December 31, 2017 may still be carried back two years and are subject to their current expiration period. As of December 31, 2017, we have approximately $60.1 million of federal NOLs that were generated prior to 2018 which expire beginning December 31, 2028 through December 31, 2037, if not used to reduce income taxes payable in the future. Federal NOLs generated by us subsequent to 2017 may only offset 80% of taxable income.
The SEC staff issued Staff Accounting Bulletin No. 118, or “SAB 118” to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. We have recognized provision tax impacts related to the revaluation of deferred tax assets and liabilities and included this amount in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provision amounts, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal executive office is located in San Diego, California, and consists of approximately 25,000 square feet of leased office and laboratory space under a lease which will expire on August 31, 2021. We use these facilities for our administrative, research and development and other activities.
We believe that additional office space will be required during fiscal 2018 and have executed a letter of intent to lease approximately 18,000 additional square feet in San Diego, California.

Item 3. Legal Proceedings
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock has been listed on the Nasdaq Global Select market under the symbol “ANAB” since January 26, 2017. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq Global Market for the periods indicated:

Year Ended December 31, 2017:	High	Low
First Quarter (beginning January 26, 2017)	$29.96	$15.17
Second Quarter	$28.40	$18.15
Third Quarter	$37.62	$20.12
Fourth Quarter	$102.63	$34.56
Holders
As of February 28, 2018, we had approximately 24 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.
Dividend Policy
We have never declared or paid cash or stock dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends on common stock will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. In addition, under the terms of our current credit facility, we are prohibited from paying cash dividends without the consent of our lenders.
Stock Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.
The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from January 26, 2017 (the first date that shares of our common stock were publicly traded) through December 31, 2017. The comparison assumes $100 was invested in our common stock and in each of the aforementioned indices after the market closed on January 26, 2017, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sale of Unregistered Securities
On January 9, 2017, we granted to one of our officers options to purchase 170,241 shares of common stock under our 2006 Equity Incentive Plan with a per share exercise price of $11.34, and have issued no shares of common stock upon exercise of such options. This transaction was exempt from the registration requirements of the Securities Act in reliance upon Rule 701 promulgated under the Securities Act.
Since January 31, 2017, we have issued 398,837 shares of common stock pursuant to the exercise of warrants, each with an exercise price of $4.55 per share. The securities issued in this transaction were exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) promulgated under the Securities Act.
Use of Proceeds from Registered Securities
On January 25, 2017, our Registration Statement on Form S-1 (File No. 333-206849) relating to the initial public offering, or IPO of our common stock was declared effective by the SEC. Pursuant to such Registration Statement, we sold an aggregate of 5,750,000 shares of our common stock at a price to the public of $15.00 per share. There has been no material change in the planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC, on January 26, 2017 pursuant to Rule 424(b)(4) under the Securities Act.
Issuer Purchases of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Selected Consolidated Financial Data
The selected financial data set forth below for the years ended December 31, 2017, 2016, and 2015 and as of December 31, 2017 and 2016 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 are derived from our audited financial statements not included in this report.

Our historical results are not necessarily indicative of the results that may be expected in the future.  You should read the selected consolidated financial data below in conjunction with Part II Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes included in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Collaboration revenue	$10,000	$16,684	$17,571	$15,838	$5,483
Income (loss) from operations	(28,781)	(3,025)	(3,322)	4,870	(5,287)
Net income (loss)	(30,070)	(4,259)	(5,405)	3,532	(5,545)
Net income (loss) attributed to common stockholders	(30,070)	(4,259)	(5,405)	232	(5,545)
Net income (loss) per common share: Basic and diluted	(1.52)	(1.62)	(2.12)	0.09	(4.98)

(in thousands)	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Total assets	$329,364	$62,180	$56,280	$25,065	$3,914
Notes payable, net of current portion	7,553	13,809	4,903	4,793	—
Deferred rent	140	154	115	94	221
Preferred stock warrant liabilities	—	3,241	1,549	569	386
Commitments and contingencies
Series B convertible preferred stock	—	28,220	28,220	28,220	28,220
Series C convertible preferred stock	—	6,452	6,452	6,452	6,452
Series C-1 convertible preferred stock	—	2,156	2,156	2,156	—
Series D convertible preferred stock	—	40,688	40,688	—	—
Stockholders’ equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	24	3	3	2	2
Additional paid in capital	393,017	16,672	15,482	14,422	14,262
Accumulated other comprehensive loss	(426)	—	—	—	—
Accumulated deficit	(85,034)	(54,923)	(50,664)	(45,259)	(48,791)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$329,364	$62,180	$56,280	$25,065	$3,914

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the historical consolidated financial statements and the notes thereto included in Part II, Item 8—Consolidated Financial Statements and Supplementary Data. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A—Risk Factors.
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
Our most advanced wholly-owned antibody programs, ANB020 and ANB019, neutralize therapeutic targets that are genetically associated with severe inflammatory disorders in humans. ANB020 inhibits the activity of the interleukin-33 cytokine, or IL-33, for the treatment of moderate-to-severe adult atopic dermatitis, severe adult peanut allergy and severe adult eosinophilic asthma. We have completed a Phase 1 trial of ANB020 in healthy volunteers in Australia. We believe the results of this Phase 1 trial demonstrate a favorable safety profile of ANB020, which was well-tolerated and for which no dose-limiting toxicities were observed, and favorable pharmacodynamic properties of ANB020, where a single dose was sufficient to suppress IL-33 function for approximately three months post-dosing as measured by an ex vivo pharmacodynamic assay. We have subsequently completed a Phase 2a trial of ANB020 in 12 moderate-to-severe adult atopic dermatitis patients, under an approved Clinical Trial Authorisation, or CTA, with the U.K. Medicines and Healthcare Products Regulatory Agency, or MHRA, announced top-line data from an interim analysis of this trial in October 2017 and presented data upon completion of this trial at the 2018 American Academy of Dermatology (AAD) Annual Meeting on February 17th 2018.
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
We have completed enrollment, under our Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, of a Phase 2a trial of ANB020 with 20 severe adult peanut allergy patients where efficacy is assessed by measuring the cumulative dose of peanut tolerated in an oral food challenge or OFC within one month before and within one month after a single dose of ANB020 or placebo. This trial randomizes severe adult peanut allergy patients, each of which have a history of anaphylaxis to accidental peanut exposure, to drug versus placebo on a 3 versus 1 ratio. Top-line data from this trial is expected in March 2018.
We are enrolling, under a CTA with MHRA, of a randomized, placebo controlled Phase 2a trial of ANB020 in 24 severe adult eosinophilic asthma patients, where efficacy will be assessed using improvement in Forced Expiratory Volume in One Second after administration of a single dose of ANB020 or placebo. Top-line data are anticipated during the second quarter of 2018.
ANB019 inhibits the interleukin-36 receptor, or IL-36R, for the treatment of rare inflammatory diseases including generalized pustular psoriasis, or GPP, and palmo-plantar pustular psoriasis, or PPP. We have completed, under an approved Clinical Trial Notification, or CTN, a Phase 1 clinical trial in healthy volunteers, where 48 subjects are dosed with ANB019 and 24 are dosed with placebo in single and multi-dose cohorts at various subcutaneous and intravenously administered dose levels. In November 2017, we announced positive top-line results from an interim analysis, which showed favorable safety, pharmacokinetics and pharmacodynamic properties that support advancement of ANB019 into Phase 2 studies for generalized pustular psoriasis and palmo-plantar pustular psoriasis during 2018. We have submitted a CTA filing to the MHRA supporting the initiation of a 10-patient open-label multi-dose Phase 2 study of ANB019 in GPP patients. We anticipate filing an additional CTA application to support the initiation of a placebo-controlled multi-dose study of ANB019 in PPP.

In addition to ANB020 and ANB019, our wholly-owned pipeline includes novel checkpoint receptor agonist antibodies that we believe are applicable for treatment of certain autoimmune diseases where immune checkpoint receptors are insufficiently activated, and have demonstrated efficacy in an animal model of graft-versus-host disease, where we anticipate filing an IND in the second half of 2019.
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
As of December 31, 2017, we had an accumulated deficit of $85.0 million primarily as a result of losses incurred since our inception in 2005. We expect to continue to incur net operating losses for at least the next several years as we advance our products through clinical development, seek regulatory approval, prepare for and, if approved, proceed to, commercialization, expand our operations and facilities and grow in new and existing markets, territories and industries.
Public Offerings
On January 31, 2017, we completed an initial public offering, or IPO, selling 5,750,000 shares of common stock at $15.00 per share, which included 750,000 shares sold pursuant to the exercise of the underwriters' options to purchase additional shares. Proceeds from our initial public offering net of underwriting discounts and commissions were $80.2 million.
On October 17, 2017, we completed an underwritten public offering of 3,000,000 shares of common stock. All shares were offered by us at a price to the public of $68.50 per share. The aggregate net proceeds received by us from the offering were $194.7 million, net of underwriting discounts and commissions. As part of the underwritten public offering, on November 14, 2017, the underwriters exercised an additional 271,380 shares of common stock at a price to the public of $68.50 per share for aggregate net proceeds of $17.6 million, net of underwriting discounts and commissions.
Financial Overview
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. From inception through December 31, 2017, we have received $76.6 million in non-dilutive funding from our collaborators.
Collaboration and Exclusive License Agreement with TESARO
In March 2014, we entered into an exclusive worldwide license and collaboration agreement with TESARO for the development and commercialization of therapeutic monospecific and bispecific antibodies that antagonize PD-1, TIM-3, LAG-3 and/or a fourth undisclosed checkpoint receptor. We received $17.0 million in upfront fees from TESARO in March 2014, and in November 2014, we amended the agreement with TESARO to include the development and commercialization of bispecific antibodies to another undisclosed target, for an additional upfront fee of $2.0 million. Both upfront fees were being recognized over the same period that our research and development services, for which we are reimbursed, are performed, which was extended through December 31, 2016 by amendment of the agreement in February 2016. From inception of the agreement through December 31, 2017, we have recognized $54.3 million in total revenue from TESARO.
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
Milestones achieved through December 31, 2017 under the TESARO Agreement are as follows:

	Anti-PD-1 (TSR042)		Anti-TIM-3 (TSR022)		Anti-LAG-3 (TSR033)
Milestone Event	Amount	Quarter Earned	Amount	Quarter Earned	Amount	Quarter Earned
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15	$1.0M	Q3'16
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16	$4.0M	Q2'17
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17	—	—
Milestones achieved during the discovery period were recognized pro-rata through December 31, 2016. Milestones achieved subsequent to December 31, 2016 were recognized in the period earned.
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
The agreement provided for an upfront payment of $6.0 million from Celgene, which we received in 2011, milestone payments of up to $53.0 million per target, low single-digit royalties on net sales of antibodies against each target, and reimbursement of specified research and development costs. From inception of the agreement through December 31, 2017, we have recognized $10.0 million in total revenue from Celgene.

Anti-PD-1 (CC-90006)
Milestone Event	Amount	Quarter Earned
Completion of first in vivo toxicology studies using GLPs	$0.5M	Q2'16
Phase 1 clinical trial initiation	$1.0M	Q4'16
Milestones were recognized as revenue in the period earned. There was no revenue recognized under this agreement during the years ended December 31, 2017 or 2015.
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

•	Personnel and other related costs;

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
We have conducted initial clinical trials for ANB020 and are conducting initial clinical trials for ANB019 in Australia to rapidly enter into first-in-human studies and benefit from research and development-related financial incentives related to the development of ANB020 and ANB019. We have completed a Phase 2a trial of ANB020 in patients with moderate-to-severe adult atopic dermatitis, have completed enrollment in our ongoing Phase 2a trial of ANB020 in patients with severe adult peanut allergy and are enrolling under a CTA with MHRA of a Phase 2a trial of ANB020 in 24 severe adult eosinophilic asthma patients. We expect our research and development expenses to be higher for the foreseeable future as we advance our product candidates into clinical development.
General and Administrative
General and administrative expenses consist primarily of personnel and other related costs, for our executive, finance, legal, business development, human resource and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services, including intellectual property-related legal services.
Interest Expense
Interest expense consists of stated and floating interest payments and amortization of discounts on our outstanding notes payable relating to our Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank, as amended, which we refer to as the Loan Agreement.
Change in Fair Value of Liability for Preferred Stock Warrants
Income and expense from the change in fair value of our liability for preferred stock warrants is from the valuation of our outstanding warrants to purchase shares of our preferred stock, which were valued at each period end. Upon the closing of our initial public offering on January 31, 2017, the warrants to purchase shares of preferred stock have converted into warrants to purchase shares of common stock, the preferred stock warrant liabilities have been reclassified to additional paid-in capital and periodic fair value adjustments will no longer be required.
Net Operating Loss and Research and Development Tax Credit Carryforwards
Since inception, we have accumulated net operating losses, or NOLs in all years except December 31, 2015 and 2014, in which we generated taxable income as a result of our collaboration agreement with TESARO as well as expenses incurred by our Australian subsidiary which are not deductible for U.S. income tax purposes. While we utilized NOLs in 2015 and 2014, we since incurred losses and therefore continue to have a valuation allowance against our net deferred tax assets due to the uncertainty of the realization of such assets.
At December 31, 2017, we had federal and state NOL carryforwards of $60.1 million and $57.2 million, respectively. The federal and state NOLs will both begin to expire in 2028, respectively, unless previously utilized. At December 31, 2017, we had federal and California research tax credit carryforwards of $3.0 million and $2.9 million, respectively. The federal research tax credit carryforward will begin to expire in 2026 and the California state credits carry forward indefinitely.
The NOL carryforward and the research tax credit carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions if we experience one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383 of the Code, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. In September 2015, we completed a Section 382 and 383 of the Code ownership change analysis through December 31, 2014 and determined that there was an ownership change in 2007 that may limit the utilization of approximately $5.3 million and $5.4 million in Federal and state NOLs, respectively, and

$0.2 million in both Federal and state research tax credits. We extended the analysis period of the study through December 31, 2016, noting no ownership changes during fiscal 2015 or 2016. We intend to extend the analysis period through December 31, 2017 in the current year, and are expecting an ownership change as a result of our IPO that may limit the utilization of Federal and State NOLs. Limitations on our ability to use NOL carryforwards and research and development tax credits to offset future taxable income could require us to pay U.S. federal income tax earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.
On December 22, 2017, the President of the United States, signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rates. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Additionally, the Tax Reform Act will no longer allow deductions for compensation in excess of $1 million for certain employees, even if paid as commissions or performance based compensation. The Company may be subject to these limitations as provided for under Section 162(m) of the Internal Revenue Code in the future. The SEC staff issued Staff Accounting Bulletin No. 118, or “SAB 118” to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The company has recognized provision tax impacts related to the revaluation of deferred tax assets and liabilities and included this amount in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provision amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company had made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.
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
While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates.
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
See Part II Item 7—Recent Accounting Pronouncements below for information surrounding the adoption of ASU 2014-09, Revenue from Contracts with Customers, which will become effective on January 1, 2018.
Research and Development Expenses
As part of the process of preparing our financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel and service providers to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.
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

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of assets recognized from costs incurred to fulfill a contract and becomes effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We will transition this standard using the modified retrospective approach for our annual reporting period beginning January 1, 2018. Based on our current revenue structure, the most significant impacts relate to our accounting for variable consideration including revenues related to contingent “milestone” based payments and our disclosures required under the new standard as it relates to our two ongoing collaboration agreements, TESARO and Celgene. Application of the new standard requires that variable consideration be recognized to the extent that it is probable that a significant reversal in the amount of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved, which would require the milestone payments to be recorded when we determine a significant reversal will not occur, rather than when the milestone is achieved. However, we have reviewed the TESARO and Celgene agreements and have determined that given the nature of potential milestones owed to us under these agreements, and the inherent risk involved in developing drugs, a cumulative catch-up adjustment will not be required as of January 1, 2018. While we currently disaggregate our revenue disclosures by collaborative agreement, additional discussion surrounding significant estimates made by management is required.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which intends to enhance the reporting model for financial instruments by providing users of financial instruments with more decision-useful information. The standard also addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments and requires additional disclosure about the nature, amount, timing and uncertainty of assets recognized from costs incurred to fulfill a contract and becomes effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period. We adopted this standard as of January 1, 2018 and note that this standard will not have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use asset and a related lease liability arising from leases on the balance sheet. ASU 2016-02 becomes effective for our annual reporting period beginning January 1, 2019, including interim periods thereafter. We have begun analyzing recently executed contracts for embedded leases and have begun to review historical contracts that are still in effect for 2017, including our outstanding lease agreements. We continue to assess the impact that this standard will have on our consolidated financial statements and anticipate recognition of additional assets and corresponding liabilities related to leases on its consolidated balance sheets.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), which provides further guidance as to what constitutes a modification to the terms of shared based compensation, in order to create consistency in practice amongst all entities. ASU 2017-09 becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods thereafter. We adopted this standard as of January 1, 2018, and note that this standard will not have a material impact on our consolidated financial statements.

Results of Operations
Comparison of the Years Ended December 31, 2017 and 2016
Collaboration Revenue
Collaboration revenue was $10.0 million compared to $16.7 million for the year ended December 31, 2017 and 2016, respectively. A comparison of revenue by collaborator is as follows:

	Year Ended December 31,		Increase
(in thousands)	2017	2016	(Decrease)
TESARO-amortization of upfront payments	$—	$2,634	$(2,634)
TESARO-funding of research and development	—	3,242	(3,242)
TESARO-milestones	10,000	9,308	692
Celgene-milestones	—	1,500	(1,500)
Total collaboration revenue	$10,000	$16,684	$(6,684)

Collaboration revenue during the year ended December 31, 2017 decreased $6.7 million compared to the year ended December 31, 2016 primarily due to a decrease in upfront fees and research reimbursement revenue which we recognized in full upon the completion of the research services under the TESARO contract in December 31, 2016, as well as a decrease in milestone revenue.
We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones and other payments from our existing collaborations.
Research and Development Expenses
Research and development expenses were $29.4 million during the year ended December 31, 2017 compared to $15.4 million during the year ended December 31, 2016, for an increase of approximately $14.0 million. The increase is primarily due to a $5.7 million decrease in Australian tax incentives recognized. The decrease in the Australian tax incentives related to the timing of the initial recognition of 2015 and 2016 tax incentives as well as a reduction in reimbursable expenses during 2017. The increase is also attributable to a $3.4 million increase in clinical expenses, a $2.3 million increase in outside services for preclinical and manufacturing expenses, and a $2.4 million increase in salaries and related expenses, including stock compensation expense and recruiting fees.
We expect our research and development expenses to increase as we further advance our development programs and, in particular, as we enter into additional clinical trials.
General and Administrative Expenses
General and administrative expenses were $9.3 million during the year ended December 31, 2017 compared to $4.3 million during the year ended December 31, 2016, for an increase of approximately $5.0 million. The increase is primarily due to a $3.5 million increase in salaries and related expenses, which includes stock compensation expense and recruiting fees, as well as a $0.7 million increase in professional fees including public company costs.
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
Interest Expense
Interest expense was $1.8 million during the year ended December 31, 2017 and represents effective interest of approximately 12.25% on our outstanding Term Loans, as defined in Part II Item 8—5. Notes Payable, which have a principal balance of $15.0 million as of December 31, 2017. Interest expense was $0.5 million during the year ended December 31, 2016 respectively, and primarily represents effective interest of approximately 9.25% through December 30, 2016, the date at which the Term B Loans and the Term C Loans were drawn. Subsequent to the draw, the effective interest rate was 11.70% for each of the Term Loans, with an outstanding cumulative principal balance of $15.0 million as of December 31, 2016.

Change in Fair Value of Liabilities for Preferred Stock Warrants
The change in fair value of the liabilities for stock warrants resulted in $1.4 million of expense compared to $0.8 million of income during the year ended December 31, 2017 and 2016, respectively, due to changes in the valuation of our Series C convertible preferred stock which impacts the estimated fair value of the warrants. As discussed in Part II Item 8 —1. Description of the Business below, all of the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock in connection with the IPO and are accounted for as equity from the conversion date forward.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net was $1.8 million during the year ended December 31, 2017 and primarily consisted of interest income of approximately $1.6 million from our short-term and long-term investments and foreign exchange gains of approximately $0.2 million related to our Australian subsidiary. Other income (expense), net was less than $0.1 million during the year ended December 31, 2016 and primarily consisted of interest income of approximately $0.1 million from our money market fund, offset by foreign exchange losses of approximately $0.1 million related to our Australian subsidiary.
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

Collaboration revenue during the year ended December 31, 2016 decreased $0.9 million compared to the year ended December 31, 2015 primarily due to a decrease in upfront fees and research reimbursement revenue as we reached the completion of the research services under the TESARO contract in December 31, 2016, offset by an increase in milestone revenue from both collaboration partners upon achievement of milestone events.
We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones and other payments from our existing collaborations.
Research and Development Expenses
Research and development expenses were $15.4 million during the year ended December 31, 2016 compared to $17.3 million during the year ended December 31, 2015, for a decrease of approximately $1.9 million. The decrease is primarily due to the recognition of the Australia tax incentive, which reduced our expenses by $7.2 million during the year ended December 31, 2016 upon our determination that the tax incentive was collectible. No tax incentive was recorded during the year ended December 31, 2015. The decrease was offset by a $2.1 million increase in outside service for preclinical expenses, a $2.0 million increase in clinical expenses, as well as a $1.2 million increase in salaries and related expenses including recruiting and relocation expense, resulting primarily from an increase in research and development personnel.
We expect our research and development expenses to increase as we further advance our development programs and, in particular, as we enter into additional clinical trials.
General and Administrative Expenses
General and administrative expenses were $4.3 million during the year ended December 31, 2016 compared to $3.6 million during the year ended December 31, 2015, for an increase of approximately $0.7 million. The increase is primarily due to a $0.6 million increase in salaries and related expenses, including stock compensation, for senior level positions hired in mid-2015, and a $0.2 million increase in legal expenses.
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
Change in Fair Value of Liabilities for Preferred Stock Warrants
The change in fair value of the liabilities for stock warrants resulted in expense of $0.8 million and $1.3 million during the years ended December 31, 2016 and 2015, respectively, due to changes in the valuation of our Series C convertible preferred stock, which impacts the estimated fair value of the warrants.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net was less than $0.1 million during the year ended December 31, 2016 and primarily consisted of interest income of approximately $0.1 million from our money market fund, offset by foreign exchange losses of approximately $(0.1) million related to our Australian subsidiary. Other income (expense) was ($0.2) million during the year ended December 31, 2015 and primarily consisted of a foreign exchange loss of ($0.2) million related to our Australian subsidiary, which was established in March 2015.
Provision for Income Taxes
We recorded a provision for income taxes of $0.1 million during the year ended December 31, 2015 related to alternative minimum taxes, which we were not subject to during the year ended December 31, 2016.
Liquidity and Capital Resources
From our inception through December 31, 2017, we have received an aggregate of $482.1 million to fund our operations which included $386.4 million from the sale of equity securities, $76.6 million from our collaboration agreements and $19.1 million from venture debt. As of December 31, 2017, we had $324.3 million in cash, cash equivalents and investments.
In addition to our existing cash, cash equivalents and investments, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time. Our Loan Agreement and our rights to payments under our collaboration agreements are our only committed external source of funds.
Under the Loan Agreement, as defined in Part II Item 8—5. Notes Payable, we may borrow up to $15.0 million in three separate draws of $5.0 million each. In January 2016, we amended the Loan Agreement to combine Term B Loans and Term C Loans for a total of $10.0 million available for draw and delay the principal repayments for our Term A Loans from February 1, 2016 until February 1, 2017.
In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016. As of December

31, 2017, there is one monthly interest-only payment due on the Term Loans through January 2018, followed by 24 equal monthly principal and interest payments beginning February 1, 2018, with final maturity in January 2020. Each Loan bears interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The interest rate was 7.86% as of December 31, 2017.
Funding Requirements
Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, including manufacturing, laboratory and related supplies, compensation and related expenses, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs and CMOs provides us with flexibility in managing our spending.
As a publicly traded company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and The Nasdaq Stock Market, require public companies to implement specified corporate governance practices that were inapplicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
Cash, cash equivalents and investments totaled $324.3 million as of December 31, 2017, compared to $51.2 million as of December 31, 2016. We expect that our existing cash, cash equivalents and investments will fund our current operating plan through the end of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net cash (used in) provided by:
Operating activities	$(19,438)	$(9,030)	$(9,694)
Investing activities	(243,058)	(50)	(238)
Financing activities	292,453	8,628	39,403
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,957	$(452)	$29,471
Operating Activities
Net cash used in operating activities during the year ended December 31, 2017 of $19.4 million was primarily due to our net loss of $30.1 million, adjusted for addbacks for non-cash expenses of $6.6 million which includes stock-based compensation and warrant liability fair value adjustments and increases in working capital of $4.1 million. Net cash used in operating activities during the year ended December 31, 2016 of $9.0 million was primarily due to decreases in working capital of $7.0 million offset by non-cash addbacks of $2.3 million and net loss of $4.3 million. Net cash used in operating activities during the year ended December 31, 2015 of $9.7 million was primarily due to our net loss of $5.4 million, adjusted for decreases in working capital of $6.5 million and addbacks for non-cash expenses of $2.3 million which includes stock-based compensation and warrant liability fair value adjustments.
Investing Activities
Cash used in investing activities during the year ended December 31, 2017 was primarily due to the acquisition of investments upon receipt of the proceeds from our IPO and follow-on public offering, offset by investment maturities. Cash used in investing activities during the year ended December 31, 2016 and 2015 was due to our purchases of property and equipment.

Financing Activities
The cash provided by financing activities during the year ended December 31, 2017 of $292.5 million was primarily related to proceeds of $292.5 million from our IPO and follow-on public offering, net of underwriting discounts and commissions, as well as proceeds of $1.5 million from the issuance of common stock as a result of option and warrant exercises, offset by $1.6 million in payments related to offering costs. Cash provided by financing activities during the year ended December 31, 2016 of $8.6 million was primarily related to the draw down of our Term B & C loans of $10.0 million, offset by $1.4 million in payments for debt issuance costs and deferred offering costs. Cash provided by financing activities during the year ended December 31, 2015 of $39.4 million was primarily related to the issuance of Series D Convertible Preferred Stock for net proceeds of $40.7 million in July 2015 offset by $1.4 million in payments related to deferred offering costs.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017:

		Payments Due by Period
(in thousands)	Total(1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Notes payable, including interest and final payment fee	$17,094	$7,842	$9,252	$—	$—
Operating lease obligation(2)	2,110	550	1,158	402	—
Total	$19,204	$8,392	$10,410	$402	$—

(1)
Future minimum annual obligations for license payments under all collaborative in-license agreements at December 31, 2017 were $0.2 million in fiscal 2018 and in the years thereafter. These obligations are excluded from the table above as the annual minimum payments are payable through ten years from the first commercial sale, if any, or expiration of the last patent to expire, the dates of which are not determinable at this time.

(2)	Operating lease obligation includes future rent payments under an office lease, which expires on August 31, 2021.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As of December 31, 2017, we held $75.9 million in securities with long-term maturities for which the accumulated other comprehensive loss was a $0.2 million loss. As such, we believe that should a 10.0% change in interest rates were to have occurred on December 31, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

We are also subject to interest expense fluctuations through our Term Loans, as discussed in Part II Item 8—5. Notes Payable, which as of December 31, 2017 bear interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3% and are therefore exposed to changes in interest rates through their maturity date of January 2020. The rate was 7.86% as of December 31, 2017. If interest rates had been 10% higher/lower and all other variables were held constant, operating income would decrease/increase by approximately $0.1 million. Therefore we do not believe that our financial condition or results of operations would be materially impacted by an immediate change of 10% in interest rates.
Foreign Currency Exchange Risk
In March 2015, we formed a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange risk. The functional currency of our subsidiary in Australia is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at monthly foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and totaled approximately $0.3 million during the year ended December 31, 2017. We believe that our foreign currency exposure is limited at this time as the value of transactions and the asset and liability balances denominated in foreign currencies are relatively small. Further, we do not believe that our financial condition or results of operations would be materially impacted by an immediate change of 10% in exchange rate of the foreign currencies in which we have transactions denominated, as exchange rates have fluctuated over 10% throughout the year ended December 31, 2017 from a low of 0.7125 to a high of 0.8078 with a net impact of approximately $0.3 million to the consolidated statement of operations.
We contract with CROs and investigational sites in several foreign countries within Western Europe. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. Historically, transactions with these providers are predominantly settled in U.S. dollars and there have been no material adverse effects to date, therefore, we believe that we do not have a material exposure to foreign currency exchange risks. We do not hedge our foreign currency exchange rate risk, however, we may do so in the future.
Inflation Risk
Inflation generally affects us by increasing our cost of clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2017, 2016 or 2015.

Item 8. Consolidated Financial Statements and Supplementary Data
ANAPTYSBIO, INC.
ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AnaptysBio, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AnaptysBio, Inc. and subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

(signed) KPMG LLP

We have served as the Company’s auditor since 2009.
San Diego, California
March 5, 2018

ANAPTYSBIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$81,189	$51,232
Receivable from collaborative partners	—	1,225
Australian tax incentive receivable	1,601	4,118
Short-term investments	167,218	—
Prepaid expenses and other current assets	2,688	1,633
Total current assets	252,696	58,208
Property and equipment, net	665	471
Long-term investments	75,897	—
Long-term vendor deposits	46	—
Restricted cash	60	60
Deferred financing costs	—	3,441
Total assets	$329,364	$62,180
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,323	$2,278
Accrued expenses	4,875	3,429
Notes payable, current portion	6,875	—
Other current liabilities	17	1
Total current liabilities	14,090	5,708
Notes payable, net of current portion	7,553	13,809
Deferred rent	140	154
Preferred stock warrant liabilities	—	3,241
Commitments and contingencies
Series B convertible preferred stock, $0.001 par value, no shares and 3,963 authorized, issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	28,220
Series C convertible preferred stock, $0.001 par value, no shares and 1,887 shares authorized, no shares and 1,593 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	6,452
Series C-1 convertible preferred stock, $0.001 par value, no shares and 474 shares authorized, issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	2,156
Series D convertible preferred stock, $0.001 par value, no shares and 5,491 shares authorized, issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	40,688
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000 shares and no shares authorized, issued or outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 500,000 and 17,214 authorized, 23,791 shares and 2,651 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	24	3
Additional paid in capital	393,017	16,672
Accumulated other comprehensive loss	(426)	—
Accumulated deficit	(85,034)	(54,923)
Total stockholders’ equity (deficit)	307,581	(38,248)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$329,364	$62,180

See accompanying notes to consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Collaboration revenue	$10,000	$16,684	$17,571
Operating expenses:
Research and development	29,443	15,419	17,304
General and administrative	9,338	4,290	3,589
Total operating expenses	38,781	19,709	20,893
Loss from operations	(28,781)	(3,025)	(3,322)
Other income (expense), net
Interest expense	(1,775)	(458)	(460)
Change in fair value of liability for preferred stock warrants	(1,366)	(756)	(1,277)
Interest income	1,623	127	18
Other income (expense), net	229	(147)	(225)
Total other income (expense), net	(1,289)	(1,234)	(1,944)
Loss before income taxes	(30,070)	(4,259)	(5,266)
Provision for income taxes	—	—	(139)
Net loss	(30,070)	(4,259)	(5,405)
Unrealized loss on available for sale securities	(426)	—	—
Other comprehensive loss	(426)	—	—
Comprehensive loss	$(30,496)	$(4,259)	$(5,405)
Net loss per common share:
Basic and diluted	$(1.52)	$(1.62)	$(2.12)
Weighted-average number of shares outstanding:
Basic and diluted	19,782	2,637	2,551

See accompanying notes to consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2015	3,963	$28,220	1,593	$6,452	474	$2,156	—	$—	2,481	$2	$14,422	$—	$(45,259)	$(30,835)
Issuance of Series D Preferred Stock							5,491	40,688						—
Reclassification of warrants											297			297
Shares issued under employee stock plans									149	1	159			160
Stock-based compensation											604			604
Net loss											—		(5,405)	(5,405)
Balance, December 31, 2015	3,963	28,220	1,593	6,452	474	2,156	5,491	40,688	2,630	3	15,482	—	(50,664)	(35,179)
Shares issued under employee stock plans									23		31			31
Repurchase of shares									(2)		(1)			(1)
Stock-based compensation											1,160			1,160
Net loss													(4,259)	(4,259)
Balance, December 31, 2016	3,963	28,220	1,593	6,452	474	2,156	5,491	40,688	2,651	3	16,672	—	(54,923)	(38,248)
Shares issued for public offerings, net of underwriters' fees									9,021	9	292,528		—	292,537
Total offering costs											(4,228)			(4,228)
Shares issued under employee stock plans									199		979			979
Conversion of preferred stock	(3,963)	(28,220)	(1,593)	(6,452)	(474)	(2,156)	(5,491)	(40,688)	11,521	12	77,504			77,516
Warrants exercised									399		536			536
Reclassification of warrants											4,607			4,607
Forfeiture rate adjustment											41		(41)	—
Stock-based compensation											4,378			4,378
Comprehensive loss												(426)		(426)
Net loss													(30,070)	(30,070)
Balance, December 31, 2017	—	$—	—	$—	—	$—	—	$—	23,791	$24	$393,017	$(426)	$(85,034)	$307,581

See accompanying notes to consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,070)	$(4,259)	$(5,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183	233	274
Stock-based compensation	4,378	1,160	604
Change in fair value of liability for preferred stock warrants	1,366	756	1,277
Income from investments	11	—	—
Non-cash interest expense	619	105	110
Loss on disposal of property and equipment	—	1	3
Changes in operating assets and liabilities:
Receivable from collaborative partners	1,225	1	229
Australian tax incentive receivable	2,517	(4,118)	—
Prepaid expenses and other assets	(1,885)	(1,079)	204
Accounts payable and other liabilities	2,218	1,251	1,949
Income taxes payable	—	(139)	139
Deferred revenue	—	(2,942)	(9,078)
Net cash used in operating activities	(19,438)	(9,030)	(9,694)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments	(290,905)	—	—
Sales and maturities of investments	48,137	—	—
Purchases of property and equipment	(290)	(50)	(238)
Net cash used in investing activities	(243,058)	(50)	(238)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriters' fees	292,537	—	—
Proceeds from issuance of common stock, upon the exercise of stock options	979	31	160
Proceeds from the issuance of preferred stock, net of issuance cost	—	—	40,688
Proceeds from issuance of common stock, upon the exercise of warrants	536	—	—
Proceeds from debt	—	10,000	—
Payments for repurchase of common stock	—	(1)	—
Payments for offering costs	(1,599)	(1,147)	(1,445)
Payments for debt issuance costs	—	(255)	—
Net cash provided by financing activities	292,453	8,628	39,403
Net increase (decrease) in cash, cash equivalents, and restricted cash	29,957	(452)	29,471
Cash, cash equivalents and restricted cash, beginning of period	51,292	51,744	22,273
Cash, cash equivalents and restricted cash, end of period	$81,249	$51,292	$51,744
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,089	$354	$326
Noncash investing and financing activities:
Fair value of warrants issued with debt	$—	$936	$—
Amounts accrued for property and equipment	$191	$104	$11
Amounts accrued for offering costs	$37	$849	$760
Reclassification of warrants to equity	$4,607	$—	$297

See accompanying notes to consolidated financial statements.

ANAPTYSBIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business

AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. We are a publicly traded biotechnology company developing first-in-class antibody product candidates focused on unmet medical needs in inflammation. We develop our product candidates using our proprietary, antibody discovery technology platform, which is designed to replicate, in vitro, the natural process of antibody generation. We currently generate revenue from our collaborative research and development arrangements.

Since our inception, we have devoted our primary effort to raising capital and research and development activities, and at December 31, 2017, have an accumulated deficit of $85.0 million. Through December 31, 2017, all of our financial support has been provided primarily from the sale of our common and preferred stock, as well as from proceeds from the issuance of convertible debt and revenue received under our collaborative research and development agreements. Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. We expect that our existing cash, cash equivalents and investments will fund our current operating plan through the end of 2019.
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

Follow-on Public Offering

On October 17, 2017, we completed an underwritten public offering selling 3,000,000 shares of common stock. All shares were offered by us at a price to the public of $68.50 per share. The aggregate net proceeds received by us from the offering were $194.7 million, net of underwriting discounts and commissions. As part of the underwritten public offering, on November 14, 2017, the underwriters exercised an additional 271,380 shares of common stock at a discounted price to the public of $68.50 per share for aggregate net proceeds of $17.6 million, net of underwriting discounts and commissions.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP.
Basis of Consolidation
The accompanying consolidated financial statements include us and our wholly-owned Australian subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. We operate in one reportable segment and our functional and reporting currency is the United States dollar, or the U.S. dollar.

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
Restricted Cash
We held restricted cash of $60,000 at December 31, 2017 and 2016, respectively, which we used to secure a letter of credit provided as security for our operating lease for our facility.
Short Term and Long Term Investments
All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments with contractual maturities 12 months or greater at the balance sheet date are considered long-term investments. Unrealized gains and losses, deemed temporary in nature, are reported as a component of accumulated other comprehensive loss. A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight line method over the term of the lease. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.
Long Lived Assets
Long-lived assets, consisting of property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. No impairment charges were recorded during the years ended December 31, 2017, 2016, or 2015.

Deferred Offering Costs
Deferred offering costs represent legal, accounting and other direct costs related to our IPO and follow-on offering. These costs were originally recorded as a long-term asset and reclassified to financing costs as a reduction to equity upon completion of our IPO and follow-on offering.
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

Research and Development
Costs associated with research and development activities are expensed as incurred. Research and development costs primarily include third-party clinical and preclinical research and development services, including manufacturing, laboratory and related supplies, salaries and personnel-related costs, in-licensing fees, outside services, and an allocation of information technology, fringe benefits, and facility overhead costs.
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
Australian Research and Development Tax Incentive
We are eligible under the Australian Research and Development Tax Incentive Program, or the Tax Incentive, to obtain a cash refund from the Australian Taxation Office for eligible research and development expenditures. However, we must have revenue of less than AUD $20.0 million during the reimbursable period and cannot be controlled by income tax exempt entities. The Tax Incentive is recognized as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. The Tax Incentive is denominated in Australian dollars and, therefore, the related receivable is remeasured into U.S. dollars as of each reporting date.
Stock-Based Compensation
We recognize stock-based compensation expense using a fair-value-based method for costs related to all share-based payments, including stock options. Stock-based compensation cost for stock options granted to our employees and directors is measured at the grant date based on the fair-value of the award which is estimated using the Black-Scholes option-pricing model, and is recognized as expense over the requisite service period on a straight-line basis. As of January 1, 2017, upon adoption of Accounting Standards Update, or “ASU”, 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting issued by the Financial Accounting Standards Board, or the “FASB”, we recognize forfeitures in the period in which forfeiture occur and record stock-based compensation expense as though all awards are expected to vest.
Options granted to individual service providers who are not employees or directors are accounted for at estimated fair values using the Black-Scholes option pricing model and are subject to periodic remeasurement over the period during which the services are rendered.
No tax benefits for stock-based compensation have been recognized in the statements of changes in stockholders’ equity (deficit) or cash flows. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of our full valuation allowance on net deferred tax assets and net operating loss carryforwards.
Warrants for Shares of Preferred Stock
In January 2017, upon completion of our IPO, all warrants were reclassified to additional paid-in capital. Prior to this, we accounted for warrants for shares of preferred stock with conversion features that provide for reductions in the warrant price as derivative liabilities in the accompanying balance sheets at their fair value on the date of issuance. The derivative liabilities were revalued at each balance sheet date, with changes in the fair value between reporting periods recorded as other income or expense in the consolidated statement of operations.
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
Functional Currency of Foreign Operations
Our Australian subsidiary operates in a U.S. dollar functional currency environment. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at monthly foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and totaled $0.2 million, $(0.1) million and $(0.2) million during the years ended December 31, 2017, 2016 and 2015, respectively.
Comprehensive Loss
Comprehensive loss represents all changes in stockholders’ equity (deficit) except those resulting from distributions to stockholders. Our unrealized losses on available for sale investments represent the only component of other comprehensive loss that is excluded from the reported net income (loss).
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Year Ended December 31,
(in thousands)	2017	2016	2015
Convertible preferred stock	—	11,521	8,581
Options to purchase common stock	2,478	1,969	1,511
Warrants to purchase preferred stock	—	295	294
Warrants to purchase common stock	161	117	117
Total	2,639	13,902	10,503
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. ASU 2016-18 becomes effective for annual reporting periods beginning January 1, 2018, including interim periods thereafter; early adoption is permitted, including adoption in an interim period. Upon early adoption of this standard in January 2017, we adjusted our consolidated statement of cash flows to include $60,000 in restricted cash in all beginning and ending cash balances other than fiscal 2015, for which we adjusted the beginning cash balance to include $85,000 in restricted cash. We did not record any other adjustments upon adoption of this standard.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of assets recognized from costs incurred to fulfill a contract and becomes effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We will transition this standard using the modified retrospective approach for our annual reporting period beginning January 1, 2018. Based on our current revenue structure, the most significant impacts relate to our accounting for variable consideration including revenues related to contingent “milestone” based payments and our disclosures required under the new standard as it relates to our two ongoing collaboration agreements, TESARO and Celgene. Application of the new standard requires that variable consideration be recognized to the extent that it is probable that a significant reversal in the amount of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved, which would require the milestone payments to be recorded when we determine a significant reversal will not occur, rather than when the milestone is achieved. However, we have reviewed the TESARO and Celgene agreements and have determined that given the nature of potential milestones owed to us under these agreements, and the inherent risk involved in developing drugs, a cumulative catch-up adjustment will not be required as of January 1, 2018. While we currently disaggregate our revenue disclosures by collaborative agreement, additional discussion surrounding significant estimates made by management is required.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which intends to enhance the reporting model for financial instruments by providing users of financial instruments with more decision-useful information. The standard also addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments and requires additional disclosure about the nature, amount, timing and uncertainty of assets recognized from costs incurred to fulfill a contract and becomes effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period. We adopted this standard as of January 1, 2018 and note that this standard will not have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use asset and a related lease liability arising from leases on the balance sheet. ASU 2016-02 becomes effective for our annual reporting period beginning January 1, 2019, including interim periods thereafter. We have begun analyzing recently executed contracts for embedded leases and have begun to review historical contracts that are still in effect for 2017, including our outstanding lease agreements. We continue to assess the impact that this standard will have on our consolidated financial statements and anticipate recognition of additional assets and corresponding liabilities related to leases on our consolidated balance sheets.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), which provides further guidance as to what constitutes a modification to the terms of shared based compensation, in order to create consistency in practice amongst all entities. ASU 2017-09 becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods thereafter. We adopted this standard as of January 1, 2018 and note that this standard will not have a material impact on our consolidated financial statements.

3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	December 31, 2017	December 31, 2016
Laboratory equipment	$3,687	$3,383
Office furniture and equipment	605	535
Leasehold improvements	351	351
	4,643	4,269
Less: accumulated depreciation and amortization	(3,978)	(3,798)
Total property and equipment, net	$665	$471
 Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	December 31, 2017	December 31, 2016
Accrued compensation and related expenses	$1,588	$973
Accrued research and contract manufacturing expenses	2,961	2,084
Other	326	372
Total accrued expenses	$4,875	$3,429
4. Collaborative Research and Development Agreements
TESARO Collaboration
In March 2014, we entered into a Collaboration and Exclusive License Agreement, or the TESARO Agreement, with TESARO, Inc. and TESARO Development, Inc., collectively, TESARO, an oncology-focused biopharmaceutical company. Under the terms of the agreement, we agreed to perform certain discovery and early preclinical development of therapeutic antibodies with the goal of generating immunotherapy antibodies for subsequent preclinical, clinical, regulatory and commercial development to be performed by TESARO. Under the terms of the agreement, TESARO paid an upfront license fee of $17.0 million in March 2014 and agreed to provide funding to us for research and development services related to antibody discovery programs for three specific targets. In November 2014, we and TESARO entered into Amendment No. 1 to the Agreement to add an antibody discovery program against a fourth target for an upfront license fee of $2.0 million.
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
Milestones achieved through December 31, 2017 under the TESARO Agreement are as follows:

	Anti-PD-1 (TSR042)		Anti-TIM-3 (TSR022)		Anti-LAG-3 (TSR033)
Milestone Event	Amount	Quarter Earned	Amount	Quarter Earned	Amount	Quarter Earned
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15	$1.0M	Q3'16
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16	$4.0M	Q2'17
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17	—	—
Milestones achieved during the discovery period were recognized as revenue pro-rata through December 31, 2016. Milestones achieved subsequent to December 31, 2016 were recognized as revenue in the period earned. Cash is generally received within 30 days of milestone achievement.
Revenue from future contingent milestone payments will be recognized if and when such payments become due, subject to satisfaction of all of the criteria necessary to recognize revenue at that time.
We recognized $10.0 million in revenue under this agreement during the year ended December 31, 2017 related to three milestones earned. Revenue recognized under this agreement aggregated $15.2 million during the year ended December 31, 2016, which includes $9.3 million related to milestones earned, $3.2 million in funding for research and development services and $2.6 million for the amortization of the upfront fee. Revenue recognized under this agreement aggregated $17.6 million during the year ended December 31, 2015, which primarily includes $9.4 million for the amortization of the upfront fee, $6.5 million in funding for research and development services and $1.7 million for milestones earned.
Antibody Generation Agreement with Celgene Corporation
In December 2011, we entered into a license and collaboration agreement with Celgene, or the Celgene Agreement, to develop therapeutic antibodies against multiple targets. We granted Celgene the option to obtain worldwide commercial rights to antibodies generated against each of the targets under the agreement, which option was triggered on a target-by-target basis by our delivery of antibodies meeting certain pre-specified parameters pertaining to each target under the agreement.
The agreement provided for an upfront payment of $6.0 million from Celgene, which we received in 2011 and recognized through 2014, milestone payments of up to $53.0 million per target, low single-digit royalties on net sales of antibodies against each target, and reimbursement of specified research and development costs.
Milestones achieved through December 31, 2017 under the Celgene Agreement are as follows:

Anti-PD-1 (CC-90006)
Milestone Event	Amount	Quarter Earned
Completion of first in vivo toxicology studies using GLPs	$0.5M	Q2'16
Phase 1 clinical trial initiation	$1.0M	Q4'16
Milestones were recognized as revenue in the period earned. There was no revenue recognized under this agreement during the year ended December 31, 2017. Revenue recognized under this agreement aggregated $1.5 million during the year ended December 31, 2016. Cash is generally received within 30 days of milestone achievement. No revenue was recognized under this agreement during the year ended December 31, 2015.
5. Notes Payable
On December 24, 2014, we entered into a Loan and Security Agreement, as amended from time to time, the Loan Agreement, with a bank and a financial institution whereby we may borrow up to $15.0 million in three separate draws of $5.0 million each. The Term A Loans, for an aggregate of $5.0 million, were drawn on December 24, 2014 and each bear a fixed rate of interest of 6.97%.
In connection with the issuance of the Term A Loans, we issued detachable, fully vested warrants to purchase an aggregate of 41,208 shares of Series C Preferred Stock at an exercise price of $4.55 per share to the lenders. The grant-date fair value of the warrants of $0.1 million was recorded as a liability, with a reduction to the carrying value of the Term A Loans, and which is recognized as additional interest expense over the remaining term of the Loans. The initial fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: a stock price volatility of 70.2%, an expected life equal to the contractual term of the warrants of ten years and a risk-free interest rate of 1.97%.
In January 2016, the Loan Agreement was amended to combine Term B Loans and Term C Loans for a total of $10.0 million available for draw through December 31, 2016 and delay the beginning of our Term A Loans’ principal repayments from February 1, 2016 until February 1, 2017. The Term B Loans and Term C Loans became available for draw on July 1, 2016. In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016. As of December 31, 2017, the Term Loans are due in one monthly interest-only payment through January 2018, followed by 24 equal monthly principal and interest payments beginning February 1, 2018, with final maturity in January 2020. Each Loan bears interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The interest rate was 7.86% as of December 31, 2017.
In connection with the issuance of the Term B & C Loans, we issued detachable, fully vested warrants to purchase an aggregate of 82,416 shares of Series C Preferred Stock at an exercise price of $4.55 per share to the lenders. The grant-date fair value of the warrants of $0.9 million was recorded as a liability, with a reduction to the carrying value of the Term B & C Loans, and which is recognized as additional interest expense over the remaining term of the Loans. The initial fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: a stock price volatility of 79.2%, an expected life equal to the contractual term of the warrants of ten years and a risk-free interest rate of 2.45%. As discussed in Note 7 below, all of the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock in connection with the IPO and are accounted for as equity from the conversion date forward. All warrants related to Term Loans were exercised during the year ended December 31, 2017.
As of December 31, 2017, the carrying amount of the Term Loans was $14.4 million, which is net of discounts of $0.6 million and of which $6.9 million is classified as current liabilities as of December 31, 2017. The effective interest rate on the Term Loans at December 31, 2017 was 12.25%. As of December 31, 2017, future principal maturities of the Term Loans were $6.9 million, $7.5 million and $0.6 million in 2018, 2019 and 2020, respectively.
The Term Loans are secured by a first priority interest in most of our assets, excluding intellectual property. As of December 31, 2017, we were in compliance with the covenants contained in the Loan Agreement.
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
Level 2 - Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2017
Money market funds(1)	$41,318	$41,318	$—	$—
Mutual funds(1)	28,817	28,817	—	—
U.S. treasury securities(2)	79,397	79,397	—	—
Agency securities(2)	59,948	—	59,948	—
Commercial and corporate obligations(2)	111,660	—	111,660	—
At December 31, 2016
Money market funds(1)	$31,955	$31,955	$—	$—
Mutual funds(1)	17,620	17,620	—	—
Preferred stock warrant liabilities	3,241	—	—	3,241

(1)	Included in cash and cash equivalents, and restricted cash in the accompanying consolidated balance sheets.

(2)	Included in short-term or long-term investments in the accompanying consolidated balance sheets depending on the respective maturity date.
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
The following table summarizes the activity in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 Inputs):

	Year Ended December 31,
(in thousands)	2017	2016
Preferred Stock Warrant Liabilities:
Beginning balance	$(3,241)	$(1,549)
Issuance of Series C preferred Stock warrants	—	(936)
Net gains (losses) included in other expense	(1,366)	(756)
Reclassification of warrant liabilities to equity	4,607	—
Ending balance	$—	$(3,241)
Fair Value of Other Financial Instruments
The fair value of our other financial instruments estimated as of December 31, 2017 and December 31, 2016 are presented below:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$14,428	$15,650	$13,809	$15,531
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

Available for Sale Investments
In February 2017, we began investing our excess cash in agency securities, debt instruments of financial institutions and corporations, or commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments, as of December 31, 2017 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$60,100	$—	$(152)	$59,948
Commercial and corporate obligations(2)	111,823	2	(165)	111,660
US Treasury securities(3)	79,508	—	(111)	79,397
Total available-for-sale investments	$251,431	$2	$(428)	$251,005

(1)	Of our outstanding agency securities, $27.2 million have maturity dates of less than one year and $32.8 million have a maturity date of between one to two years as of December 31, 2017.

(2)
Of our outstanding commercial and corporate obligations, $87.0 million have maturity dates of less than one year and $24.7 million have a maturity date of between one to two years as of December 31, 2017.

(3)	Of our outstanding U.S. Treasury securities $60.9 million have maturity dates of less than one year and $18.4 million have a maturity date of between one to two years as of December 31, 2017.
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
Common Stock
Of the 500,000,000 shares of common stock authorized, 23,791,392 shares were issued and outstanding as of December 31, 2017. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at December 31, 2017 are as follows:

Issued and Outstanding:
Stock options	2,425,903
Warrants for shares of common stock	16,770
Shares reserved for future award grants	1,379,575
Total	3,822,248
Warrant Exercises
During the year ended December 31, 2017, warrants for the purchase of 477,908 shares of common stock were exercised, of which 359,999 were exercised by a net exercise method. As a result, we issued 398,837 shares of common stock.
Repurchase of Common Stock
Certain stock option grants under our 2006 Equity Incentive Plan, or the 2006 Plan, are subject to an early exercise provision. Shares of common stock obtained upon early exercise of unvested options are subject to repurchase by us at the applicable original issue price. During the year ended December 31, 2016, we repurchased 1,457 shares of common stock. No shares were repurchased during the years ended December 31, 2017 or 2015.

Issuance of Series D Convertible Preferred Stock
On July 13, 2015, we issued and sold 5,490,973 shares of Series D Convertible Preferred Stock at $7.42 per share for net proceeds of $40.7 million.
8. Equity Incentive Plans
2017 Equity Incentive Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Equity Incentive Plan or the 2017 Plan. The 2017 Plan became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017, and replaced our existing 2006 Plan. Under the 2017 Plan we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. A total of 1,955,506 shares of common stock were initially reserved for issuance under the 2017 plan, including 308,343 that were rolled over from the 2006 Plan. In addition, the number of shares of stock available for issuance under the 2017 Plan will be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors.
As of December 31, 2017, there were 2,425,903 options outstanding to purchase shares of common stock and 1,379,575 shares of common stock reserved for future stock awards under the 2017 Plan.
Employee Stock Purchase Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan or the ESPP. The ESPP became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017. A total of 218,000 shares of common stock are initially reserved for issuance under the ESPP. In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one year period. Each have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the year ended December 31, 2017 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	1,879,428	$4.34
Granted	1,099,806	$24.44
Exercises	(199,191)	$4.92
Forfeitures and cancellations	(354,140)	$13.72
Outstanding at December 31, 2017	2,425,903	$12.03	7.39	$215,142.6
Exercisable at December 31, 2017	1,131,354	$3.23	5.77	$110,292.8

Total cash received from the exercise of stock options was approximately $1.0 million during the year ended December 31, 2017. As a result of the adoption of ASU 2016-09 and the elimination of a forfeiture rate as discussed in Note 2 above, all options outstanding are considered expected to fully vest.
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

Stock-Based Compensation Expense
The estimated fair values of stock option awards granted to employees were determined on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.0%	1.4%	1.4%
Expected volatility	64.3%	70.5%	71.2%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.25	6.25	6.10
Weighted average grant date fair value per share	$14.82	$4.35	$4.48
There were 1,099,806, 330,622 and 1,040,093 stock options granted during the years ended December 31, 2017, 2016 and 2015, respectively.
We determine the appropriate risk free interest rate, expected term for employee stock based awards, contractual term for non-employee stock based awards, and volatility assumptions. The weighted-average expected option term for employee and director stock based awards reflects the application of the simplified method, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The weighted average expected term for non-employee stock based awards is the remaining contractual life of the award. Estimated volatility incorporates historical volatility of similar entities whose share prices are publicly available. The risk free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected or contractual term of the share based payment awards. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Research and development	$1,347	$420	$282
General and administrative	3,031	740	322
Total	$4,378	$1,160	$604

At December 31, 2017, there was $14.9 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.5 years.
9. Australia Research and Development Tax Incentive
Our Australian subsidiary, which conducts core research and development activities on our behalf, is eligible to receive a refundable tax incentive for qualified research and development activities of 43.5% during fiscal 2017, and 45.0% during fiscal 2016 and 2015. For the years ended December 31, 2017 and 2016, $1.5 million and $7.2 million, respectively, were recorded as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss. Of the $7.2 million recorded in fiscal 2016, $3.0 million is related to fiscal 2015 upon determination that we would meet eligibility criteria and that collectability was reasonably assured. As of December 31, 2017 our tax incentive receivable from the Australian government was $1.6 million. We received $4.6 million and $3.0 million in cash during the years ended December 31, 2017 and 2016, respectively.
10. Employee Benefit Plan
We have a defined-contribution 401(k) plan for our employees. Employees are eligible to participate in the plan beginning on the first day of the month following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation and we have the option to make a discretionary match as determined by the board of directors, within prescribed limits. There were no employer contributions to the plan during the years ended December 31, 2017, 2016 and 2015.

11. Commitments and Contingencies
Operating Leases
We lease our facility under a non-cancellable operating lease for which we exercised our option to renew for an additional five-year period in fiscal 2015. The lease expires in August 2021.
Rent expense was $0.5 million, $0.5 million and $0.4 million during the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, deferred rent aggregated $0.2 million, which is included in both current and noncurrent liabilities in the accompanying consolidated balance sheets. At December 31, 2017, the future minimum annual obligations under non-cancellable operating lease commitments are as follows:

Years Ending December 31, (in thousands)
2018	$550
2019	569
2020	589
2021	402
2022	—
Thereafter	—
Total minimum payments required	$2,110
License Agreements
We have entered into collaborative license agreements that provide us with rights to use certain know-how, technology and patent rights maintained by the licensors in our research and development efforts. Terms of the license agreements may require us to make upfront payments, milestone payments upon the achievement of certain product research and development objectives and royalty payments on fees received under our sub-licensing arrangements and/or future sales, if any, of commercial products resulting from the collaboration.
Certain of the licensing agreements require guaranteed minimum annual payments. Terms of the licensing agreements generally range from the remaining life of the patent up to 17 years and, in some cases, may be subject to earlier termination by either party upon specified circumstances.
Total expense incurred under all collaborative licensing agreements for upfront, milestone and royalty payments were $0.5 million, $0.3 million and $0.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. Total cash paid under these agreements was $0.6 million during the year ended December 31, 2017 and $0.2 million during each of the years ended December 31, 2016 and 2015.
Future minimum annual cash obligations under all such license agreements will be $0.2 million in aggregate during 2018, and thereafter. These obligations are payable through ten years from the first commercial sale, if any, or expiration of the last patent to expire, the dates of which are not determinable at this time.
Letter of Credit
At December 31, 2017 and 2016, we were contingently liable for a standby letter of credit issued by a commercial bank for $60,000 for security on our lease. A restricted cash account with these amounts was held as cash collateral for the letter of credit.
Litigation
We are, from time to time, involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. Currently, we are not a defendant in any lawsuit.
12. Income Taxes
The components of income/(loss) before income tax provision (benefit) consist of the following:

	Year Ended December 31,
(in thousands)	2017	2016	2015
U.S.	$(27,494)	$(632)	$1,719
Foreign	(2,576)	(3,627)	(6,985)
Balance at the end of the year	$(30,070)	$(4,259)	$(5,266)

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2017	2016
Deferred Tax Assets:
Net operating loss carryforwards	$17,408	$15,300
Research and development credits	4,773	3,086
Other, net	1,686	1,017
Total deferred tax assets	23,867	19,403
Deferred Tax Liabilities:
Fixed assets	(57)	(108)
Total deferred tax liabilities	(57)	(108)
Net deferred tax assets	23,810	19,295
Less: valuation allowance	(23,810)	(19,295)
Deferred tax assets, net of valuation allowance	$—	$—

We have recorded a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. Management has determined it more likely than not that the deferred tax assets are not realizable due to our historical loss position.
At December 31, 2017, we had federal and state net operating loss carryforwards, or NOLs, of $60.1 million and $57.2 million, respectively. The federal and state NOLs will both begin to expire in 2028, unless previously utilized. At December 31, 2017 we had federal and California research tax credit carryforwards of $3.0 million and $2.9 million, respectively. The federal research tax credit carryforward will begin to expire in 2026 and the California state credits carryforward indefinitely. We also have foreign tax losses of $2.6 million, which will carry forward indefinitely, subject to a continuity of ownership test.
The above NOL carryforward and the research tax credit carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions if we experience one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. In September 2015, we completed a Section 382 analysis through December 31, 2014 and determined that there was an ownership change in 2007 that may limit the utilization of approximately $5.3 million and $5.4 million in federal and state NOLs, respectively, and $0.2 million in both federal and state research tax credits.  We extended the analysis period of the study through December 31, 2016, noting no ownership changes during fiscal 2015 or 2016.  We intend to extend the analysis period through December 31, 2017 in the current year, and are expecting an ownership change as a result of our IPO that may limit the utilization of Federal and State NOLs. Our use of federal NOL carryforwards could be limited further by the provisions of Section 382 of the Code depending upon the timing and amount of additional equity securities that we have issued or will issue. State NOL carryforwards may be similarly limited. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact our effective tax rate.

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Expected income tax expense (benefit) at federal statutory tax rate	$(10,223)	$(1,448)	$(1,790)
State income taxes, net of federal benefit	(787)	(174)	(206)
Permanent items	13	12	10
Equity compensation (1)	(739)	163	144
Change in fair value of preferred stock warrant liabilities	464	257	434
Research and development expenditure	679	789	—
Return to provision adjustment	11	1,957	2
Rate differential	297	52	279
Federal rate adjustment - tax reform	7,595	—	—
Research credits	(1,554)	(814)	13
Change in the valuation allowance	4,244	(794)	1,253
Income tax expense	$—	$—	$139
 (1) Includes non-deductible stock-based compensation and, beginning in 2017, excess tax benefits from stock-based compensation. During fiscal 2017, our tax provision includes $0.4 million of excess tax benefits associated with the exercise of non-qualified stock options and $0.7 million associated with the disqualifying dispositions of incentive stock options.
In December 2017, the Tax Cuts and Jobs Act, or the 2017 Act, was enacted, which includes a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed in service after September 27, 2017 as well as prospective changes beginning in 2018, including additional limitations on: executive compensation; the deductibility of interest; the usage of NOLs against taxable income; the capitalization of research and development expenditures. While the 2017 Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provision, the global intangible low-taxed income, or GILTI provisions and the base-erosion and anti-abuse tax, or BEAT, provisions.
We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, our deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21% percent, resulting in a $7.6 million increase in tax expense for the year ended December 31, 2017 and a corresponding $7.6 million decrease in net deferred tax assets for the year ended December 31, 2017. The impact was fully offset by a valuation allowance.

The Act will no longer allow deductions for compensation in excess of $1.0 million for certain employees, even if paid as commissions or performance based compensation. It also subjects the principal executive officer, principal financial officer and three other highest paid officers to the limitation and once the individual becomes a covered person, the individual will remain a covered person for all future years. The tax effects of these provisions requires further analysis which is expected to be completed in the second half of 2018.

The 2017 Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits through the year ended December 31, 2017. Our foreign subsidiary had an estimated accumulated deficit as of December 31, 2017. We do not expect we will be subject to this tax and therefore have not included any tax impacts related to the mandatory deemed repatriation in our consolidated financial statements.

The GILTI provisions require us to include in our US income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. While a Company may elect to account for GILTI tax in the period in which it is incurred, or recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal, we do not expect we will be subject to this tax and have not made a policy election as of December 31, 2017.

The BEAT provisions in the 2017 Act eliminates the deduction of certain base-erosion payments made to foreign corporations, and imposes a minimum tax if greater than regular tax. We do not expect it will be subject to this tax and do not anticipate any tax impacts of BEAT.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed, including computations, in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. We have recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the 2017 Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in fiscal 2018.

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. At December 31, 2017 and 2016, we had no unrecognized tax benefits that if recognized and realized, would affect the effective tax rate due to the valuation allowance against deferred tax assets. The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2017	2016
Balance at the beginning of the year	$409	$252
Decrease related to prior year tax positions	—	97
Increase related to current year tax positions	182	60
Balance at the end of the year	$591	$409

If recognized, these amounts would not affect our effective tax rate, since they would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance. We do not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.
Our policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. At December 31, 2017, 2016 and 2015, there were no interest or penalties on uncertain tax benefits.
We file income tax returns in the United States, California and Australia. Due to our losses incurred, we are essentially subject to income tax examination by tax authorities from inception to date.

13. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our quarterly results for the years ended December 31, 2017 and 2016 (in thousands, except for per share data):

	Quarter				Year Ended December 31, 2017
2017	First	Second	Third	Fourth
Operating loss	$(9,988)	$(2,555)	$(9,087)	$(7,151)	$(28,781)
Net loss	$(11,435)	$(2,684)	$(9,090)	$(6,861)	$(30,070)
Per common share:
Loss per share, basic	$(0.75)	$(0.13)	$(0.45)	$(0.30)	$(1.52)
Loss per share, diluted	$(0.75)	$(0.13)	$(0.45)	$(0.30)	$(1.52)

	Quarter				Year Ended December 31, 2016
2016	First	Second	Third	Fourth
Operating income (loss)	$(1,139)	$2,363	$(1,075)	$(3,174)	$(3,025)
Net income (loss)	$(888)	$2,322	$(1,115)	$(4,578)	$(4,259)
Per common share:
Income (loss) per share, basic	$(0.34)	$0.07	$(0.42)	$(1.73)	$(1.62)
Income (loss) per share, diluted	$(0.34)	$0.05	$(0.42)	$(1.73)	$(1.62)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2017 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include nor was it subject to an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for issuers that are non-accelerated filers or qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act as modified by the JOBS Act. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Internal control over financial reporting may not prevent or detect all errors and all fraud. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item is incorporated herein by reference to the sections titled “Executive Officers,” “Election of Class I Directors,” “Corporate Governance Standards and Director Independence” and “Security Ownership of certain Beneficial Owners and Management” in our Definitive Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Election of Class I Directors,” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
Information required by this Item is incorporated herein by reference to the section titled “Ratification of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits, Consolidated Financial Statement Schedules
(a) The following documents are filed as part of this report:
1. Consolidated Financial Statements
See Index to Consolidated Financial Statements at Item 8 herein.
2. Consolidated Financial Statement Schedules
No consolidated financial statement schedules are provided because the information called for is not required or is shown either in the consolidated financial statements or notes thereto.
3. Exhibits
EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	10Q	001-37985	3.1	May 12, 2017
3.2	Restated Bylaws, as currently in effect.	S-1	333-206849	3.4	September 9, 2015
4.1	Form of Common Stock Certificate.	S-1	333-206849	4.1	December 23, 2015
4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated July 13, 2015, by and among the Registrant and certain of its stockholders.	S-1	333-206849	4.2	September 9, 2015
10.1*	Form of Indemnity Agreement.	S-1	333-206849	10.1	September 9, 2015
10.2*	Amended and Restated 2006 Equity Incentive Plan and forms of award agreements.	S-1	333-206849	10.2	January 17, 2017
10.3*	2017 Equity Incentive Plan, to become effective on the date the registration statement is declared effective, and forms of award agreements.	S-1	333-206849	10.3	January 17, 2017
10.4*	2017 Employee Stock Purchase Plan, to become effective on the date the registration statement is declared effective, and forms of award agreements.	S-1	333-206849	10.4	January 17, 2017
10.5*	Employment Agreement, effective as of January 1, 2012, by and between the Registrant and Hamza Suria, as amended.					X
10.6*	Employment Agreement, effective as of March 22, 2016, by and between the Registrant and Matthew Moyle.	S-1	333-206849	10.6	December 28, 2016
10.7*	Employment Agreement, effective as of October 20, 2014, by and between the Registrant and Marco Londei, as amended.					X
10.8	Employment Agreement, effective as of January 9, 2017, by and between the Registrant and Dominic Piscitelli, as amended.					X
10.9	Office Lease, dated April 19, 2011, by and between the Registrant and Kilroy Realty, L.P., as amended.	S-1	333-206849	10.8	December 23, 2015
10.10	Antibody Generation Agreement, dated December 22, 2011, by and between the Registrant and Celgene Corporation, as modified.	S-1	333-206849	10.9	December 28, 2016

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11+	Collaboration and Exclusive License Agreement, dated March 10, 2014, by and among the Registrant, TESARO, Inc. and TESARO Development, Ltd., as amended.	S-1	333-206849	10.10	May 10, 2016
10.12+	License Agreement, dated August 30, 2006, by and between the Registrant and Medical Research Council, as amended.	S-1	333-206849	10.12	September 9, 2015
10.13+	Non-Exclusive Research and Commercial License Agreement, dated May 15, 2009, by and between the Registrant and Millipore Corporation.	S-1	333-206849	10.13	September 9, 2015
10.14	Loan and Security Agreement, dated December 24, 2014, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank, as amended.	S-1	333-206849	10.13	February 2, 2016
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of KPMG LLP, an independent registered public accounting firm.					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Executive compensation plan or agreement.

**
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

+	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to a confidential treatment request under Rule 406 promulgated under the Securities Act.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 5, 2018

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

Signature	Title	Date

/s/ Hamza Suria	President, Chief Executive Officer and Director
Hamza Suria	(Principal Executive Officer)	March 5, 2018

/s/ Dominic G. Piscitelli	Chief Financial Officer
Dominic G. Piscitelli	(Principal Accounting and Financial Officer)	March 5, 2018

/s/ Carol G. Gallagher	Director	March 5, 2018
Carol G. Gallagher, Pharm.D.
/s/ Nicholas B. Lydon	Director	March 5, 2018
Nicholas B. Lydon, Ph.D., FRS
/s/ Hollings Renton	Director	March 5, 2018
Hollings Renton
/s/ John Schmid	Director	March 5, 2018
John Schmid
/s/ James A. Schoeneck	Director	March 5, 2018
James A. Schoeneck
/s/ James N. Topper	Director	March 5, 2018
James N. Topper, M.D., Ph.D.
/s/ J. Anthony Ware	Director	March 5, 2018
J. Anthony Ware, M.D.