Form 10-Q
period 2018-03-31
ANAPTYSBIO INC
filed 2018-05-08
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 4, 2018, there were 23,497,680 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

ANAPTYSBIO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ANAPTYSBIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,474	$81,189
Australian tax incentive receivable	1,610	1,601
Short-term investments	178,691	167,218
Prepaid expenses and other current assets	2,170	2,688
Total current assets	251,945	252,696
Property and equipment, net	659	665
Long-term investments	61,884	75,897
Other long-term assets	289	46
Restricted cash	60	60
Total assets	$314,837	$329,364
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,416	$2,323
Accrued expenses	4,405	4,875
Notes payable, current portion	7,500	6,875
Other current liabilities	22	17
Total current liabilities	14,343	14,090
Notes payable, net of current portion	5,834	7,553
Deferred rent	133	140
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 23,817 shares and 23,791 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	24	24
Additional paid in capital	395,424	393,017
Accumulated other comprehensive loss	(801)	(426)
Accumulated deficit	(100,120)	(85,034)
Total stockholders’ equity	294,527	307,581
Total liabilities, preferred stock and stockholders’ equity	$314,837	$329,364

 See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Collaboration revenue	$—	$—
Operating expenses:
Research and development	11,810	7,935
General and administrative	3,947	2,053
Total operating expenses	15,757	9,988
Loss from operations	(15,757)	(9,988)
Other income (expense), net
Interest expense	(451)	(428)
Change in fair value of liability for preferred stock warrants	—	(1,366)
Interest income	1,185	122
Other income (expense), net	(63)	225
Total other income (expense), net	671	(1,447)
Net loss	(15,086)	(11,435)
Unrealized loss on available for sale securities	(801)	(13)
Other comprehensive loss	(801)	(13)
Comprehensive loss	$(15,887)	$(11,448)
Net loss per common share:
Basic and diluted	$(0.63)	$(0.75)
Weighted-average number of shares outstanding:
Basic and diluted	23,801	15,295

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,086)	$(11,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	39
Stock-based compensation	2,260	866
Change in fair value of liability for preferred stock warrants	—	1,366
(Income) loss from investments	(83)	—
Non-cash interest expense	156	150
Changes in operating assets and liabilities:
Receivable from collaborative partners	—	1,225
Australian tax incentive receivable	(9)	(847)
Prepaid expenses and other assets	388	(143)
Accounts payable and other liabilities	(158)	682
Net cash used in operating activities	(12,478)	(8,097)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments	(32,203)	(27,000)
Sales and maturities of investments	34,581	—
Purchases of property and equipment	(232)	(85)
Net cash provided by (used in) investing activities	2,146	(27,085)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriters' fees	—	80,213
Proceeds from issuance of common stock, upon the exercise of stock options	72	355
Proceeds from issuance of common stock, upon the exercise of warrants	75	535
Payments on notes payable	(1,250)	—
Payments for offering costs	(280)	(399)
Net cash (used in) provided by financing activities	(1,383)	80,704
Net (decrease) increase in cash, cash equivalents, and restricted cash	(11,715)	45,522
Cash, cash equivalents and restricted cash, beginning of period	81,249	51,292
Cash, cash equivalents and restricted cash, end of period	$69,534	$96,814
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$297	$278
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$7	$52
Amounts accrued for offering costs	$—	$1,290
Reclassification of warrants to equity	$—	$4,607

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business

AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. We are a biotechnology company developing first-in-class antibody product candidates focused on unmet medical needs in inflammation. We develop our product candidates using our proprietary, antibody discovery technology platform, which is designed to replicate, in vitro, the natural process of antibody generation. We currently generate revenue from milestones achieved under our collaborative research and development arrangements.

Since our inception, we have devoted our primary effort to raising capital and research and development activities, and at March 31, 2018 have an accumulated deficit of $100.1 million. Through March 31, 2018, our financial support has been provided primarily from the sale of our common and preferred stock, as well as through funds received under our collaborative research and development agreements, proceeds from our Term Loans as discussed in Note 5 below, and the issuance of convertible debt. Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. Management believes its currently available resources will provide sufficient funds to enable the Company to meet its operating plans for at least the next twelve months. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
Public Offerings and Related Transactions
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2017, included in our Annual Form 10-K.
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
Revenue Recognition
Revenue is recognized in accordance with revenue recognition accounting guidance, which utilizes five basic steps to determine whether revenue can be recognized and to what extent: (i) identify the contract with a customer; (ii) identify the performance obligation; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) determine the recognition period.
Performance Obligations. We evaluate deliverables on a contract by contract basis to determine whether each deliverable represents a good or service that is distinct or has the same pattern of transfer as other deliverables. A deliverable is considered distinct if the customer can benefit from the good or service independently of other goods/services either in the contract or that can be obtained elsewhere, without regard to contract exclusivity, and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contact. If the deliverable is not considered distinct, we combine such deliverables and account for them as a single performance obligation. We allocate the consideration to each deliverable at the inception of the arrangement based on the transaction price.
Our performance obligations may include the following:

•
License Arrangements. The performance obligations under our collaboration and license agreements generally include exclusive or nonexclusive licenses to one or more products generated using our technologies. Licenses for multiple antibodies within a single contract are generally combined as they have substantially the same pattern of transfer to the customer. Historically, our licenses have held no value to the customer, as the antibodies were in the discovery phase and required our expertise for further development. Accordingly, licenses are not considered distinct.

•
Research and Development Services. The performance obligations under our collaboration and license agreements generally include research and development services we perform on behalf of or with our collaborators. As discussed within license arrangements above, our licenses have historically held no value without the research and development services we provide. As we generally only provide research and development services for internally generated antibodies that require a license to be utilized by a third party, our research and development services are not considered distinct.

•
Steering Committee Meetings. The performance obligations under our collaboration and license agreements may also include our participation in a steering committees, which allows us to direct the progression of our discovery programs. As these steering committees would not occur or benefit the customer without the use of our licenses, these are not considered distinct.

We recognize consideration allocated to a performance obligation as the performance obligation is satisfied, and the determination as to whether consideration is recognized over time or at a point in time is made upon contract inception. For our collaboration agreements, this is generally over the period in which research and development services have been performed.
Transaction Price. Our collaboration and license agreements generally include both fixed and variable consideration. Fixed payments, such as those for upfront fees are included in the transaction price at contract value, while variable consideration such as reimbursement for research and development services, milestone and royalty payments are estimated and then evaluated for constraints upon inception of the contract and evaluated on a quarterly basis thereafter. Research and development services are updated for actual invoices. Given the nature of our agreements, milestones are estimated using the most likely amount and are evaluated on a quarterly basis. Upon commercialization, royalty payments are recognized in the period incurred.
Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common equivalent shares outstanding for the period. Diluted net loss per share includes any dilutive effect from outstanding stock options and warrants using the treasury stock method. For each period presented, there is no difference in the number of shares used to calculate basic and diluted net loss per share.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
(in thousands)	2018	2017
Options to purchase common stock	2,602	1,995
Warrants to purchase common stock	9	332
Total	2,611	2,327

Accounting Pronouncements Recently Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of assets recognized from costs incurred to fulfill a contract and becomes effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We assessed all potential impacts of the standard, and the most significant impacts relate to our accounting for variable consideration including revenues related to contingent “milestone” based payments and our disclosures required under the new standard as it relates to our two ongoing collaboration agreements, TESARO and Celgene. Application of the new standard requires that variable consideration be recognized to the extent that it is probable that a significant reversal in the amount of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Accordingly, we may be required to recognize milestone payments earlier in the period in which we determine a significant reversal will not occur, rather than when the milestone is achieved. However, we have reviewed the TESARO and Celgene agreements and have determined that given the nature of potential milestones owed to us under these agreements, and the inherent risk involved in developing drugs, and have determined that these potential milestones were not recognizable as of the standard adoption date. Additionally, while we currently disaggregate our revenue disclosures by collaborative agreement, additional discussion surrounding significant estimates made by management was required in our disclosure and included in Note 4 below. We adopted this standard using the modified retrospective approach for our annual reporting period beginning January 1, 2018, and did not record any adjustments upon adoption of this standard.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which intends to enhance the reporting model for financial instruments by providing users of financial instruments with more decision-useful information. The standard also addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments and requires additional disclosure about the nature, amount, timing and uncertainty of assets recognized from costs incurred to fulfill a contract and becomes effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period; early adoption is permitted. We adopted this standard as of January 1, 2018 and there was no material impact on our consolidated financial statements. We did not record any adjustments upon adoption of this standard and have consistently applied our accounting policies to all periods presented in the consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), which provides further guidance as to what constitutes a modification to the terms of shared based compensation, in order to create consistency in practice amongst all entities. ASU 2017-09 becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods thereafter; early adoption is permitted, including adoption in an interim period. We adopted this standard as of January 1, 2018, and there was no material impact on our consolidated financial statements. We did not record any adjustments upon adoption of this standard.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use asset and a related lease liability arising from leases on the balance sheet. ASU 2016-02 becomes effective for our annual reporting period beginning January 1, 2019, including interim periods thereafter; early adoption is permitted. We have begun analyzing recently executed contracts for embedded leases and have begun to review historical contracts that are still in effect for 2018, including our outstanding lease agreements. We continue to assess the impact that this standard will have on our consolidated financial statements.
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	March 31, 2018	December 31, 2017
Laboratory equipment	$3,718	$3,687
Office furniture and equipment	615	605
Leasehold improvements	358	351
	4,691	4,643
Less: accumulated depreciation and amortization	(4,032)	(3,978)
Total property and equipment, net	$659	$665

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	March 31, 2018	December 31, 2017
Accrued compensation and related expenses	$1,033	$1,588
Accrued research and contract manufacturing expenses	2,842	2,961
Other	530	326
Total accrued expenses	$4,405	$4,875

4. Collaborative Research and Development Agreements
TESARO Collaboration
In March 2014, we entered into a Collaboration and Exclusive License Agreement, or the TESARO Agreement, with TESARO, Inc. and TESARO Development, Inc., or collectively, TESARO, an oncology-focused biopharmaceutical company. Under the terms of the agreement, we agreed to perform certain discovery and early preclinical development of therapeutic antibodies with the goal of generating immunotherapy antibodies for subsequent preclinical, clinical, regulatory and commercial development to be performed by TESARO. Under the terms of the agreement, TESARO paid an upfront license fee of $17.0 million in March 2014 and agreed to provide funding to us for research and development services related to antibody discovery programs for three specific targets. In November 2014, we and TESARO entered into Amendment No. 1 to the Agreement to add an antibody discovery program against an undisclosed fourth target for an upfront license fee of $2.0 million.
For each development program, we are eligible to receive milestone payments of up to $18.0 million if certain preclinical and clinical trial events are achieved by TESARO, up to an additional $90.0 million if certain U.S. and European regulatory submissions and approvals in multiple indications are achieved, and up to an additional $165.0 million upon the achievement of specified levels of annual worldwide net sales. We will also be eligible to receive tiered single-digit royalties related to worldwide net sales of products developed under the collaboration. Unless earlier terminated by either party upon specified circumstances, the agreement will terminate, with respect to each specific developed product, upon the latter of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent. Prior to the adoption of ASC Topic 606, we determined that the upfront license fees and research funding under the agreement, as amended, should be accounted for as a single unit of accounting and that the upfront license fees should be deferred and recognized as revenue over the same period that the research and development services are performed. In December 2015, we determined that the research and development services would be extended through December 31, 2016. As a result, the period over which the unrecognized license fees and milestones were recognized was extended through December 31, 2016, and have been recognized in full.
We assessed this arrangement in accordance with ASC Topic 606 and concluded that the contract counterparty, TESARO, is a customer. We identified the following material promises under the TESARO Agreement: (1) the licenses under certain patent rights relating to six discovery programs (four targets) and transfer of certain development and regulatory information, (2) R&D services and (3) Joint Steering Committee meetings. We considered the research and discovery capabilities of TESARO for these specific programs, TESARO’s inability to sub-license, and the fact that the discovery and optimization of these antibodies is proprietary and could not, at the time of the contract inception, be provided by other vendors, to conclude that the license does not have stand-alone functionality and is therefore not distinct. Additionally, we determined that the steering committee participation would not have been provided without the R&D services and license agreement. Based on these assessments, we identified all services to be interrelated, and therefore concluded that the promises should be combined into a single performance obligation at the inception of the arrangement.
As of March 31, 2018, the transaction price includes the upfront payment, research reimbursement revenue, and milestones earned to date, which are allocated in their entirety to the single performance obligation. None of the future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to TESARO and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones achieved through March 31, 2018 under the TESARO Agreement are as follow:

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
Revenue from future contingent milestone payments will be recognized when it is more likely than not that the revenue will not be reversed in future periods.
There was no revenue recognized under this agreement during the three months ended March 31, 2018 and 2017.
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
We assessed this arrangement in accordance with ASC Topic 606 and concluded that the contract counterparty, Celgene, is a customer. We identified the following material promises under the Celgene Agreement: (1) the licenses under certain patent rights relating to four targets and transfer of certain development and regulatory information, (2) R&D services, (3) a written report documenting findings and (4) Steering Committee meetings. We considered the research and discovery capabilities of Celgene, Celgene’s inability to sub-license the four targets, and the fact that the discovery and optimization of these antibodies is proprietary and could not, at the time of the contract inception, be provided by other vendors, to conclude that the license does not have stand-alone functionality and is therefore not distinct. Additionally, we determined that the report of findings and steering committee participation would not have been provided without the R&D services and license agreement. Based on these assessments, we identified all services to be interrelated, and therefore concluded that the promises should be combined into a single performance obligation at the inception the arrangement.
As of March 31, 2018, the transaction price includes the upfront payment, success fees, expense reimbursement, and milestones earned to date, which are allocated in their entirety to the single performance obligation. None of the future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors, including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to Celgene and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones achieved through March 31, 2018 under the Celgene Agreement are as follows:

Anti-PD-1 (CC-90006)
Milestone Event	Amount	Quarter Earned
Completion of first in vivo toxicology studies using GLPs	$0.5M	Q2'16
Phase 1 clinical trial initiation	$1.0M	Q4'16
Revenue from future contingent milestone payments will be recognized when it is more likely than not that the revenue will not be reversed in future periods. Cash is generally received within 30 days of milestone achievement.
There was no revenue recognized under this agreement during the three months ended March 31, 2018 and 2017.
5. Notes Payable
On December 24, 2014, we entered into a Loan and Security Agreement, as amended from time to time, the Loan Agreement, with a bank and a financial institution whereby we may borrow up to $15.0 million in three separate draws of $5.0 million each. The Term A Loans, for an aggregate of $5.0 million, were drawn on December 24, 2014 with a fixed interest rate of 6.97%.
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
In January 2016, the Loan Agreement was amended to combine Term B Loans and Term C Loans for a total of $10.0 million available for draw through December 31, 2016 and delay the beginning of our Term A Loans’ principal repayments from February 1, 2016 until February 1, 2017. The Term B Loans and Term C Loans became available for draw on July 1, 2016. In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016, and Term A, B and C Loans are now collectively referred to as the Term Loans. Principal repayments began in February 2018, and as of March 31, 2018, there are 22 monthly principal and interest payments remaining on the Term Loans, with final maturity in January 2020. The Term Loans bear interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The interest rate was 8.39% as of March 31, 2018.
In connection with the issuance of the Term B & C Loans, we issued detachable, fully vested warrants to purchase an aggregate of 82,416 shares of Series C Preferred Stock at an exercise price of $4.55 per share to the lenders. The grant-date fair value of the warrants of $0.9 million was recorded as a liability, with a reduction to the carrying value of the Term B & C Loans, and which is recognized as additional interest expense over the remaining term of the Loans. The initial fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: a stock price volatility of 79.2%, an expected life equal to the contractual term of the warrants of ten years and a risk-free interest rate of 2.45%. As discussed in Note 1 above, all of the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock in connection with the IPO and were accounted for as equity from the conversion date forward. All warrants related to Term Loans were exercised during the year ended December 31, 2017.
The costs incurred to issue the Term Loans were deferred and are included in the discount to the carrying value of the Term Loans in the accompanying balance sheet. The Term Loans also include a final payment fee of $0.8 million due at the earlier of prepayment or the maturity date of the Term Loans. The deferred costs and the final payment fee are being amortized to interest expense over the expected term of the Term A Loans using the effective interest method.

As of March 31, 2018, the carrying amount of the Term Loans was $13.3 million, which is net of unamortized discounts of $0.4 million and of which $7.5 million is classified as current liabilities as of March 31, 2018. The effective interest rate on the Term Loans at March 31, 2018 was 12.78%. As of March 31, 2018, future principal maturities of the Term Loans were $5.6 million, $7.5 million and $0.6 million in 2018, 2019 and 2020, respectively.
The Term Loans are secured by a first priority interest in most of our assets, excluding intellectual property. As of March 31, 2018, we were in compliance with the covenants contained in the Loan Agreement.
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2018
Money market funds(1)	$48,917	$48,917	$—	$—
Mutual funds(1)	16,510	16,510	—	—
U.S. treasury securities(2)	79,235	79,235	—	—
Agency securities(2)	59,861	—	59,861	—
Commercial and corporate obligations(2)	103,477	—	103,477	—
At December 31, 2017
Money market funds(1)	$41,318	$41,318	$—	$—
Mutual funds(1)	28,817	28,817	—	—
U.S. treasury securities(2)	79,397	79,397	—	—
Agency securities(2)	59,948	—	59,948	—
Commercial and corporate obligations(2)	111,660	—	111,660	—

(1)	Included in cash and cash equivalents, and restricted cash in the accompanying consolidated balance sheets.

(2)	Included in short-term or long-term investments in the accompanying consolidated balance sheets depending on the respective maturity date.
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

As discussed in Note 1 above, all of the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock in connection with the IPO and are accounted for as equity from the conversion date forward. Prior to the conversion, we estimated the fair value of convertible preferred stock warrants at the time of issuance and subsequent remeasurement using the Black-Scholes option-pricing model at each reporting date.
Estimating fair values of derivative financial instruments, including Level 3 instruments, require the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors, including changes in the estimated fair value of our equity securities.
The following weighted-average assumptions were utilized in estimating the value of the liabilities for Series C preferred stock warrants using the Black-Scholes option-pricing model as of January 31, 2017, the conversion date:

January 31, 2017
Fair value of preferred stock	$16.95
Exercise price	$4.55
Risk-free interest rate	1.4%
Volatility	88.8%
Dividend Yield	—%
Contractual term (in years)	3.8
Weighted-average measurement date fair value per share	$13.71
The following table summarizes the activity in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 Inputs):

Three Months Ended March 31,
(in thousands)	2017
Preferred Stock Warrant Liabilities:
Beginning balance	$(3,241)
Net gains (losses) included in other expense	(1,366)
Reclassification of warrant liabilities to equity	4,607
Ending balance	$—

Fair Value of Other Financial Instruments
The fair value of our other financial instruments estimated as of March 31, 2018 and December 31, 2017 are presented below:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$13,334	$14,407	$14,428	$15,650
 The carrying amounts of certain of our financial instruments, including cash and cash equivalents, Australian tax incentive receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature.
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
Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, or commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of March 31, 2018 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$60,117	$—	$(256)	$59,861
Commercial and corporate obligations(2)	103,824	—	(348)	103,476
US Treasury securities(3)	79,432	—	(197)	79,235
Total available-for-sale investments	$243,373	$—	$(801)	$242,572

(1)	Of our outstanding agency securities, $35.6 million have maturity dates of less than one year and $24.2 million have a maturity date of between one to two years as of March 31, 2018.

(2)
Of our outstanding commercial and corporate obligations, $82.2 million have maturity dates of less than one year and $21.3 million have a maturity date of between one to two years as of March 31, 2018.

(3)	Of our outstanding U.S. Treasury securities $62.8 million have maturity dates of less than one year and $16.4 million have a maturity date of between one to two years as of March 31, 2018.
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

Common Stock
Of the 500,000,000 shares of common stock authorized, 23,816,957 shares were issued and outstanding as of March 31, 2018. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at March 31, 2018 are as follows:

Issued and Outstanding:
Stock options	2,655,722
Warrants for shares of common stock	287
Shares Reserved For:
2017 Equity Incentive Plan	2,092,308
Employee Stock Purchase Plan	455,913
Total	5,204,230
Warrant Exercises
During the three months ended March 31, 2018, 16,483 shares of common stock were issued as a result of a warrant exercise. During the three months ended March 31, 2017, warrants for the purchase of 296,669 shares of common stock were exercised, of which 179,047 were exercised by a net exercise method. As a result, we issued 250,448 shares of common stock, net.
8. Equity Incentive Plans
2017 Equity Incentive Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Equity Incentive Plan, or the 2017 Plan. The 2017 Plan became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017, and replaced our existing 2006 Equity Incentive Plan, or the 2006 Plan. Under the 2017 Plan we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. A total of 1,955,506 shares of common stock were initially reserved for issuance under the 2017 plan, including 308,343 that were rolled over from the 2006 Plan. In addition, the number shares of stock available for issuance under the 2017 Plan will be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The 2017 Plan automatically increased by 951,656 shares as of January 1, 2018.
As of March 31, 2018, there were 2,655,722 options outstanding to purchase shares of common stock and 2,092,308 shares of common stock reserved for future stock awards under the 2017 Plan.
Employee Stock Purchase Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan or the ESPP. The ESPP became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017. A total of 218,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The ESPP automatically increased by 237,913 shares as of January 1, 2018.

Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one year period. Additionally, new non-employee directors receive stock options that vest over a three-year period. Each have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the three months ended March 31, 2018 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	2,425,903	$12.03
Granted	262,707	$107.05
Exercises	(9,104)	$7.97
Forfeitures and cancellations	(23,784)	$55.48
Outstanding at March 31, 2018	2,655,722	$21.06	7.08	$221,253.3
Exercisable at March 31, 2018	1,481,286	$7.32	5.69	$143,336.2

Total cash received from the exercise of stock options was approximately $0.1 million during the three months ended March 31, 2018. As a result of the adoption of ASU 2016-09 and the elimination of a forfeiture rate, all options outstanding are considered expected to fully vest.

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
Stock-Based Compensation Expense
The estimated fair values of stock option awards granted to employees were determined on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.6%	2.0%
Expected volatility	68.6%	77.6%
Expected dividend yield	—%	—%
Expected term (in years)	6.25	6.18
Weighted average grant date fair value per share	$68.34	$15.15
There were 262,707 and 934,141 stock options granted during the three months ended March 31, 2018 and 2017, respectively.
We determine the appropriate, risk free interest rate, expected term for employee stock based awards, contractual term for non-employee stock based awards, and volatility assumptions. The weighted-average expected option term for employee and director stock based awards reflects the application of the simplified method, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The weighted average expected term for non-employee stock based awards is the remaining contractual life of the award. Estimated volatility incorporates historical volatility of our common stock and similar entities whose share prices are publicly available. The risk free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected or contractual term of the share based payment awards. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Research and development	$756	$300
General and administrative	1,504	566
Total	$2,260	$866

At March 31, 2018, there was $30.1 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.63 years.
9. Australia Research and Development Tax Incentive
Our Australian subsidiary, which conducts core research and development activities on our behalf, is eligible to receive a 43.5% refundable tax incentive for qualified research and development activities during fiscal 2018 and fiscal 2017. For the three months ended March 31, 2018 and 2017, less than $0.1 million and $0.6 million, respectively, were recorded as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss. As of March 31, 2018 our tax incentive receivable from the Australian government was $1.6 million. We received no cash during the three months ended March 31, 2018 and 2017.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the three months ended March 31, 2018, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2017, included in the Company’s Form 10-K. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this report.
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
Our most advanced wholly-owned antibody programs, ANB020 and ANB019, neutralize therapeutic targets that are genetically associated with severe inflammatory disorders in humans. ANB020 inhibits the activity of the interleukin-33 cytokine, or IL-33, for the treatment of moderate-to-severe adult atopic dermatitis, moderate-to-severe baseline adult peanut allergy and severe adult eosinophilic asthma. We have completed a Phase 1 trial of ANB020 in healthy volunteers in Australia, the results of which were presented at the 2017 American Academy of Dermatology, or AAD, Annual Meeting and the American Academy of Allergy, Asthma and Immunology, or AAAAI 2017 Annual Meeting in March 2017. We believe the results of this Phase 1 trial demonstrate a favorable safety profile of ANB020, which was well-tolerated and for which no dose-limiting toxicities were observed, and favorable pharmacodynamic properties of ANB020, where a single dose was sufficient to suppress IL-33  function for approximately three months post-dosing as measured by an ex vivo pharmacodynamic assay. We have subsequently completed enrollment of a Phase 2a trial of ANB020 in 12 moderate-to-severe adult atopic dermatitis patients, under an approved Clinical Trial Authorisation, or CTA, with the U.K. Medicines and Healthcare Products Regulatory Agency, or MHRA, and announced top-line data from an interim analysis of this trial in October 2017 and presented data upon completion of this trial at the 2018 AAD Annual Meeting in February 2018, and additionally plan to present completed data from this trial at the 2018 European Academy of Allergy and Clinical Immunology, or EAACI, Congress on May 29, 2018.
The Phase 2a proof-of-concept trial enrolled 12 moderate-to-severe adult atopic dermatitis patients, who were initially administered a single intravenous dose of placebo within 14 days of enrollment, followed by a single intravenous 300mg dose of ANB020 one week subsequent to placebo. Prior to enrollment in the study, patients were not permitted any systemic or topical medications during a wash-out period. Patients were permitted to take a monitored amount of topical corticosteroids as rescue therapy during the course of the study. Clinical response was assessed by a number of endpoints, including the improvement of each patient’s Eczema Area Severity Index, or EASI, score, a tool used to measure the extent and severity of atopic dermatitis, at key time points following ANB020 administration relative to their enrollment baseline. The average baseline EASI score at enrollment amongst all 12 patients was 32. All 12 patients were inadequately controlled by topical corticosteroids and seven were treated with systemic non-biologic anti-inflammatory therapy prior to the screening washout period of this trial. Other efficacy endpoints measured during the trial included the 5-dimensional pruritus, or 5-D pruritus, scale which measures itchiness, the 5-point Investigator’s Global Assessment, or IGA, scale, Dermatology Life Quality Index, or DLQI, and the SCORing Atopic Dermatitis, or SCORAD, scale. Exploratory mechanistic biomarkers included granulocyte infiltration and cytokine levels in localized skin lesions measured five days after placebo administration and five days after ANB020 administration.
We believe these data demonstrate proof-of-concept for ANB020 in moderate-to-severe adult atopic dermatitis and suggest that ANB020 may provide meaningful differentiation in terms of patient convenience. As further development in atopic dermatitis, we have initiated a Phase 2b randomized, double-blinded, placebo-controlled, multi-dose study in 300 adults patients with moderate-to-severe atopic dermatitis to assess different dose levels and dosing frequencies of subcutaneously-administered ANB020, with data expected in 2019.

We have completed enrollment, under our Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, of a Phase 2a trial of ANB020 in adult peanut allergy patients and have announced positive proof-of-concept top-line data in March 2018 based upon an interim analysis of this trial. The focus of our peanut allergy program and this trial was adults with severe peanut allergy and hence we required that each of the 20 adult peanut allergy patients enrolled had a documented clinical history of anaphylaxis. The baseline peanut tolerance of each patient was evaluated at enrollment using a blinded, placebo-controlled oral food challenge, or OFC, according to PRACTALL guidelines, where each patient experienced dose limiting symptoms at or before a cumulative 500mg dose of peanut protein. Each OFC was limited to a maximum tested 500mg for safety reasons in this first clinical study of ANB020 in patients with a history of anaphylaxis. Patients were subsequently randomized on a 3:1 basis to receive a single intravenous 300mg dose of ANB020 or placebo at 14 days following the baseline OFC, and then administered a second OFC at 14 days after dosing. Each OFC was limited to a maximum of 500mg cumulative peanut dose. Symptom severity was assessed for each patient at the baseline OFC and compared to the symptoms observed during the day 14 OFC in accordance with the trial protocol. Adjudication of symptom severity using PRACTALL guidelines was conducted by an independent, blinded assessor that was not involved in performing the baseline or day 14 OFC.
The interim analysis focused on patients with moderate-to-severe baseline symptoms, which is the patient population that we intended to target for this trial and for future development of ANB020 in adult peanut allergy. Thirteen ANB020 dosed and three placebo dosed patients exhibiting moderate-to-severe symptoms, as defined in the peanut allergy PRACTALL guidelines, during the baseline OFC were included in the analysis, while two ANB020 dosed and two placebo dosed patients with mild baseline symptoms, as defined in the peanut allergy PRACTALL guidelines, were excluded. The average age and baseline peanut tolerability of moderate-to-severe baseline patients was 31 and 236mg, respectively, which were consistent with the age and baseline peanut tolerance of all 20 enrolled patients. In patients with moderate-to-severe symptoms at baseline, six of thirteen (46%) patients administered a single dose of ANB020 improved peanut tolerance at the day 14 OFC to the maximum tested cumulative 500mg dose, compared to none of the placebo dosed patients. Amongst the patients excluded due to mild baseline symptoms, one ANB020 dosed patient and two placebo dosed patients improved peanut tolerance to the 500mg cumulative dose at the day 14 OFC. Concomitant allergy symptoms, typically overlapping with peanut allergy, including urticaria, pruritus, rhinitis, asthma flares and other nut allergies, observed as part of adverse event reporting for the trial, occurred in four of five (80%) patients following placebo administration but only occurred in one of fifteen (7%) patients after ANB020 dosing. ANB020 was generally well tolerated during the study and all 20 patients remain enrolled with no dropouts. No serious adverse events have been reported and the most frequent treatment-emergent adverse event reported in ANB020 dosed patients was headache in four of fifteen patients, of which three were mild cases and one was moderate severity, while the most frequently reported adverse events in placebo dosed patients were mild and moderate severity allergy-related events in four of five patients. The company plans to report detailed data from this trial at a future medical conference following study completion.

We plan to continue development of ANB020 into a randomized, double-blinded, placebo-controlled subcutaneously-administered multi-dose Phase 2b trial in moderate-to-severe baseline adult peanut allergy patients.  We anticipate that the severity symptoms of all patients will be adjudicated during baseline and post-treatment oral food challenges by an independent, blinded assessor in accordance with PRACTALL guidelines, and any patients that demonstrate mild severity of symptoms at baseline will be excluded from enrollment in the trial. We also intend to assess peanut tolerance to a higher cumulative peanut tolerance limit than the 500mg limit in the Phase 2a trial during post-treatment oral food challenge(s).

We are enrolling under a CTA with the MHRA in the United Kingdom, and under an IND with the FDA in the United States, a randomized, placebo controlled Phase 2a trial of ANB020 in 24 severe adult eosinophilic asthma patients, where efficacy will be assessed using improvement in Forced Expiratory Volume in One Second after administration of a single dose of ANB020 or placebo. Top-line data are anticipated during the third quarter of 2018.
ANB019 inhibits the interleukin-36 receptor, or IL-36R, for the treatment of rare inflammatory diseases including generalized pustular psoriasis, or GPP, and palmoplantar pustulosis, or PPP, previously referred to as palmo-plantar pustular psoriasis. We have completed, under an approved Clinical Trial Notification, or CTN, a Phase 1 clinical trial in healthy volunteers, where 54 subjects are dosed with ANB019 and 18 are dosed with placebo in single and multi-dose cohorts at various subcutaneous and intravenously administered dose levels. In November 2017, we announced positive top-line results from an interim analysis, which showed favorable safety, pharmacokinetics and pharmacodynamic properties that support advancement of ANB019 into Phase 2 studies for GPP and PPP during 2018. In addition we plan to present completed data from this trial at the 2018 EAACI Congress on May 29, 2018. We have received clearance of a CTA filing to the MHRA and have subsequently initiated a 10-patient open-label multi-dose Phase 2 study of ANB019 in GPP patients. We anticipate filing an additional CTA application to support the initiation of a placebo-controlled 50-patient multi-dose study of ANB019 in PPP. We further intend to expand these GPP and PPP Phase 2 studies to clinical sites in the United States upon submitting and receiving clearance of an IND with the FDA.
In addition to ANB020 and ANB019, our wholly-owned pipeline includes novel checkpoint receptor agonist antibodies that we believe are applicable for treatment of certain autoimmune diseases where immune checkpoint receptors are insufficiently activated, and have demonstrated efficacy in an animal model of graft-versus-host disease, where we anticipate filing an IND in the second half of 2019.
In addition to our wholly-owned antibody programs, multiple AnaptysBio-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with TESARO, Inc. and TESARO Development, Ltd., or collectively, TESARO and an inflammation-focused collaboration with Celgene Corporation, or Celgene, as discussed in Part I—Note 4 above.

The following table summarizes certain key information about our wholly-owned and partnered product candidates:

Program	Therapeutic Indication	Development Stage & Anticipated Milestones					Commercial Rights
		Discovery	Preclinical	Phase I	Phase 2	Phase 3	
ANB020: Anti-IL-33	Moderate-to-Severe Adult Atopic Dermatitis				Phase 2a Data Presented at AAD February 2018; Phase 2b Initiated		AnaptysBio
	Moderate-to-Severe Baseline Adult Peanut Allergy				Phase 2a Top-Line Data Announced March 2018; Phase 2b To Be Initiated		
	Severe Adult Eosinophilic Asthma				Phase 2a Top-Line Data Anticipated Q3 2018		
ANB019: Anti-IL-36R	Generalized Pustular Psoriasis			Top-Line Data Announced November 2017	Phase 2 Initiated		
	Palmo-Plantar Pustular Psoriasis				Phase 2 To Be Initiated		
Checkpoint Agonist	Inflammation			IND Filing H2 2019			
TSR-042: Anti-PD-1	Immuno-Oncology				Registration Program Initiated		TESARO
TSR-022: Anti-TIM-3	Immuno-Oncology			Dose Escalation Completed	TSR-042 Combination Ongoing		
TSR-033: Anti-LAG-3	Immuno-Oncology			Ongoing			
TSR-075: Anti-PD-1/LAG-3 Bispecific	Immuno-Oncology		IND-Enabling Studies Q1 2018				
CC-90006: Anti-PD-1 Agonist	Psoriasis			Ongoing			Celgene
Undisclosed	Inflammation		Ongoing				

Page 1

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
Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. From inception through March 31, 2018, we have received $76.6 million in non-dilutive funding from our collaborators.
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

•	License and sub-license fees.
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
We have conducted initial clinical trials for ANB020 and ANB019 in Australia to rapidly enter into first-in-human studies and benefit from research and development-related financial incentives related to the development of ANB020 and ANB019. We have completed a Phase 2a trial of ANB020 in patients with moderate-to-severe adult atopic dermatitis and have completed enrollment in our Phase 2a trial of ANB020 in patients with severe adult peanut allergy. We are also enrolling under a CTA with MHRA in the United Kingdom, and have been cleared under our IND with the FDA to enroll in the United States, a Phase 2a trial of ANB020 in 24 severe adult eosinophilic asthma patients. We expect our research and development expenses to be higher for the foreseeable future as we advance our product candidates into clinical development.
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
Interest Expense
Interest expense consists of floating interest payments and amortization of discounts on our outstanding notes payable relating to our Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank, as amended, which we refer to as the Loan Agreement.
Change in Fair Value of Liability for Preferred Stock Warrants
Income and expense from the change in fair value of our liability for preferred stock warrants results from the valuation of our outstanding warrants to purchase shares of our preferred stock, which are valued at each period end. Upon the closing of our initial public offering on January 31, 2017, the warrants to purchase shares of preferred stock converted into warrants to purchase shares of common stock, the preferred stock warrant liabilities have been reclassified to additional paid-in capital and periodic fair value adjustments are no longer required.

Interest Income
Interest income consists primarily of interest earned on our short-term and long-term investments in available for sale securities, and is recognized when earned.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed with the SEC on March 5, 2018, other than to revenue recognition upon adoption of ASC Topic 606, as discussed below.
Revenue Recognition
Revenue is recognized in accordance with revenue recognition accounting guidance, which utilizes five basic steps to determine whether revenue can be recognized and to what extent: (i) identify contract with customer; (ii) identify the performance obligation; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) determine the recognition period.
Performance Obligations. We evaluate deliverables on a contract by contract basis to determine whether each deliverable represents a good or service that is distinct or has the same pattern of transfer as other deliverables. A deliverable is considered distinct if the customer can benefit from the good or service independently of other goods/services either in the contract or that can be obtained elsewhere, without regard to contract exclusivity, and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contact. If the deliverable is not considered distinct, we combine such deliverables and account for them as a single performance obligation. We allocate the consideration to each deliverable at the inception of the arrangement based on the transaction price.
Our performance obligations may include the following:

•
License Arrangements. The performance obligations under our collaboration and license agreements generally include exclusive or nonexclusive licenses to one or more products generated using our technologies. Licenses for multiple antibodies within a single contract are generally combined as they have substantially the same pattern of transfer to the customer. Historically, our licenses have held no value to the customer, as the antibodies were in the discovery phase and required our expertise for further development. Accordingly, licenses are not considered distinct.

•
Research and Development Services. The performance obligations under our collaboration and license agreements generally include research and development services we perform on behalf of or with our collaborators. As discussed within license arrangements above, our licenses have historically held no value without the research and development services we provide. As we generally only provide research and development services for internally generated antibodies that require a license to be utilized by a third party, our research and development services are not considered distinct.

•
Steering Committee Meetings. The performance obligations under our collaboration and license agreements may also include our participation in a steering committees, which allows us to direct the progression of our discovery programs. As these steering committees would not occur or benefit the customer without the use of our licenses, these are not considered distinct.

We recognize consideration allocated to a performance obligation as the performance obligation is satisfied, and the determination as to whether consideration is recognized over time or at a point in time is made upon contract inception. For our collaboration agreements, this is generally over the period in which research and development services have been performed.
Transaction Price. Our collaboration and license agreements generally include both fixed and variable consideration. Fixed payments, such as those for upfront fees are included in the transaction price at contract value, while variable consideration such as reimbursement for research and development services, milestone and royalty payments are estimated and then evaluated for constraints upon inception of the contract and evaluated on a quarterly basis thereafter. Research and development services are updated for actual invoices. Given the nature of our agreements, milestones are estimated using the most likely amount and are evaluated on a quarterly basis. Upon commercialization, royalty payments are recognized in the period incurred.
Results of Operations - Comparison of the Three Months Ended March 31, 2018 and 2017
Collaboration Revenue
We received no collaboration revenue for either of the three months ended March 31, 2018 or 2017. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Research and Development Expenses
Research and development expenses were $11.8 million during the three months ended March 31, 2018 compared to $7.9 million during the three months ended March 31, 2017 for an increase of $3.9 million, primarily due to a $1.5 million increase in outside services for preclinical and manufacturing expenses, a $1.2 million increase in clinical expenses, a $1.0 million increase in salaries and related expenses including stock compensation expense and a $0.6 million decrease in Australian tax incentives recognized.
We expect our research and development expenses to increase as we further advance our development programs which includes entering into additional clinical trials.
General and Administrative Expenses
General and administrative expenses were $3.9 million during the three months ended March 31, 2018 compared to $2.1 million during the three months ended March 31, 2017 for an increase of $1.8 million, primarily due to a $1.1 million increase in salaries and related expenses including stock compensation expense, a $0.3 million increase in consulting expenses and a $0.3 million increase in legal expenses.
We expect that our general and administrative expenses will increase for the foreseeable future as we incur additional costs associated with being a publicly traded company, including legal, auditing and filing fees, additional insurance premiums, investor relations expenses and general compliance and consulting expenses. We also expect our intellectual property related legal expenses, including those related to preparing, filing, prosecuting and maintaining patent applications, to increase as our intellectual property portfolio expands.
Interest Expense
Interest expense was $0.5 million and $0.4 million during the three months ended March 31, 2018 and 2017, respectively, and represents effective interest of approximately 12.78% as of March 31, 2018, with an outstanding principal balance of $13.7 million as of March 31, 2018 compared to an effective interest rate of 11.82% as of March 31, 2017 with an outstanding principal balance of $15.0 million.
Change in Fair Value of Liabilities for Preferred Stock Warrants
The change in fair value of the liabilities for stock warrants resulted in no expense and expense of $1.4 million during the three months ended March 31, 2018 and 2017, respectively. As discussed in Item 1 — Note 1 above, all of the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock upon our IPO and were accounted for as equity from the conversion date forward.
Interest and Other Income (Expense), Net
Interest and other income (expense), net was $1.1 million during the three months ended March 31, 2018 and primarily consisted of interest income of approximately $1.2 million from our short-term and long-term investments and foreign exchange losses of approximately $0.1 million related to our Australian subsidiary. Interest and other income (expense), net was $0.3 million during the three months ended March 31, 2017 and primarily consisted of a foreign exchange gain of $0.2 million related to our Australian subsidiary and interest income from our money market fund of $0.1 million.

Liquidity and Capital Resources
From our inception through March 31, 2018, we have received an aggregate of $482.2 million to fund our operations which included $386.5 million from the sale of equity securities, $76.6 million from our collaboration agreements and $19.1 million from venture debt. As of March 31, 2018, we had $310.0 million in cash, cash equivalents and investments.
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
In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016; principal repayments began in February 2018. As of March 31, 2018, there are 22 equal monthly principal and interest payments remaining on the Term Loans, with final maturity in January 2020. The Term Loans bear interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The rate was 8.39% as of March 31, 2018.
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
As a publicly traded company, we incur significant legal, accounting and other expenses that were not required as a private company.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and The Nasdaq Global Stock Market, require public companies to implement specified corporate governance practices that were inapplicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make certain activities more time-consuming and costly.
Cash, cash equivalents and investments totaled $310.0 million as of March 31, 2018, compared to $324.3 million as of December 31, 2017. We believe that our existing cash, cash equivalents and investments will fund our current operating plan through the end of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Net cash (used in) provided by:
Operating activities	$(12,478)	$(8,097)	$4,381
Investing activities	2,146	(27,085)	(29,231)
Financing activities	(1,383)	80,704	82,087
Net increase (decrease) in cash, cash equivalents and restricted cash	$(11,715)	$45,522	$57,237
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2018 of $12.5 million was primarily due to our net loss of $15.1 million, adjusted for addbacks for non-cash expenses of $2.4 million which includes stock-based compensation. Net cash used in operating activities during the three months ended March 31, 2017 of $8.1 million was primarily due to our net loss of $11.4 million, adjusted for non-cash expenses of $2.4 million which includes stock-based compensation and warrant liability fair value adjustments and increases in working capital of $0.9 million.
Investing Activities
Cash provided by investing activities during the three months ended March 31, 2018 primarily relates to the maturities of our investments, for which proceeds were used to acquire additional investments, while the cash used in investing activities during the three months ended March 31, 2017 was primarily due to the acquisition of investments.
Financing Activities
The cash used in financing activities during the three months ended March 31, 2018 of $1.4 million was primarily related to principal payments of $1.3 million made on our Term Loans. Cash provided by financing activities during the three months ended March 31, 2017 of $80.7 million was primarily related to net proceeds of $80.2 million from our IPO as well as proceeds of $0.9 million from the issuance of common stock as a result of option and warrant exercises, offset by $0.4 million in payments for offering costs.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2018, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2017 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of March 31, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have conducted various preclinical studies of our product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. We have only recently completed our Phase 1 clinical trial for ANB020 in healthy humans, and initiated patient trials with ANB020 are currently ongoing. We also have only recently completed a Phase 1 clinical trial with ANB019. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, or to observe results in later stage clinical trials that are unexpected based on early clinical trials. Many product candidates fail in clinical trials despite promising preclinical and early clinical results. In addition, top-line results of a clinical trial, which generally reflect preliminary reviews of primary efficacy and/or safety results, do not necessarily predict final results, and any top-line findings or assessments are subject to change pending the completion of final data review procedures. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
In the single-ascending dose segment of our Phase 1 clinical trial of ANB020, the most common adverse events were upper respiratory tract infection and headache, and we observed one case of severe neutropenia in one individual, which was acute and not persistent, and was not determined to be drug-related. No adverse events were determined to be drug related. All safety information generated under the single-ascending dose segment of our Phase 1 clinical trial was included in the US IND and UK CTA submissions which were subsequently cleared by the FDA and MHRA, respectively. In our Phase 2a proof-of-concept trial for moderate-to-severe adult atopic dermatitis patients, one serious adverse event of severe depression was reported by a single patient on Day 140 post-ANB020, in a subject who had preexisting depression; this adverse event was not determined to be drug related. The most frequent treatment-emergent adverse events reported were mild dizziness in patients subsequent to placebo dosing, and mild headache in patients post-ANB020 administration. Subjects in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or in our Phase 1 or Phase 2a clinical trials. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which will inform our dosing strategy for future clinical trials, however such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans, and may lead to unforeseen toxicity not previously observed in preclinical testing. If preclinical studies of our product candidates fail to provide preliminary evidence of safety to the satisfaction of regulatory authorities or do not otherwise produce satisfactory results, we may incur additional costs or experience delays in initiating and/or advancing the development and commercialization of our product candidates. Further, if clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
Our ability to continue to develop our product candidates, and to have the potential to achieve and sustain profitability, depends on the FDA and foreign regulatory authorities permitting us to conduct human clinical trials and, if our products are safe and effective, obtaining approval from the FDA and foreign regulatory authorities to market them and subsequently successfully commercializing them, either alone or with our collaborators. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and foreign regulatory authorities. Though we have cleared an IND and CTA to conduct clinical trials for ANB020 in the United States and United Kingdom, respectively, and a CTN for ANB019 in Australia, before commencing clinical trials in the United States for any other product candidate, we must submit an IND to the FDA; foreign regulatory authorities enforce similar requirements for initiation of clinical trials in other countries. An IND or foreign equivalent requires extensive preclinical studies, and there is no guarantee that the FDA or foreign regulatory authorities will allow clinical trials to proceed based on the IND or equivalent submission. For example, although we have initiated toxicology studies for our product candidates, the FDA in the United States, the Therapeutic Goods Administration in Australia or other foreign regulatory authorities, as applicable, may not allow our clinical trials to proceed in the regulatory authority’s jurisdiction if we are unable to show safety margins acceptable to the particular regulatory authority in appropriate animal species in our preclinical toxicology studies.
Even if we or our collaborators initiate and complete clinical trials for our product candidates, we will not be permitted to market our product candidates in the United States until we receive approval of a Biologics License Application, or BLA, from the FDA, and will not be permitted to market in other countries without marketing approval from foreign regulatory authorities. Obtaining approval of a BLA or other marketing approvals is often a lengthy, expensive and uncertain process over which the FDA and foreign regulatory authorities have substantial discretion. Other than submitting and receiving acceptance for our CTN for ANB020 in Australia, obtaining clearance for our IND for a Phase 2a clinical trial of ANB020 in severe adult peanut allergy in the United States, obtaining written responses from the FDA regarding a pre-IND submission for a study of ANB020 in moderate to severe atopic dermatitis, obtaining clearance for our CTA for two Phase 2a clinical trials of ANB020 in both moderate-to-severe adult atopic dermatitis and adult eosinophilic asthma patients in the United Kingdom and obtaining clearance for our CTN for ANB019 in Australia, we have not yet discussed with the FDA or foreign regulatory authorities the development plans for any of our product candidates or the designs of any of our later-stage clinical studies. We thus may not have the full benefit of the FDA’s or foreign regulatory authorities’ current thinking on trial designs or product development for our target indications. For example, we believe a small pivotal trial, potentially with approximately 100 patients, may be sufficient to demonstrate substantial evidence of efficacy of ANB019 in generalized pustular psoriasis, or GPP, patients. However, we have not yet discussed clinical trial design for this indication with the FDA, and the FDA may disagree with our proposed trial design, including the number of patients necessary to demonstrate efficacy and/or may require us to conduct more than one pivotal study in order to obtain approval of a BLA. In addition, with regard to ANB020, although we intend for our investigators for our Phase 2a study to enroll only patients with severe adult peanut allergy, the protocol does not preclude enrollment of patients with non-severe adult peanut allergy. It is possible that our investigator could enroll patients with non-severe peanut allergy, which could provide us with less information than anticipated with regard to ANB020’s effect on severe peanut allergy.
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
Results from our initial Phase 2a clinical trials of ANB020 may not be representative of the results we will experience in later Phase 2b and registration trials. If our later clinical trials are unsuccessful, ANB020 may be delayed in development or fail entirely, which would have a material adverse impact on our business.
We have elected to structure our initial phase 2a clinical trials in ANB020 as investigational studies that enroll a relatively limited number of patients and are intended to allow us to better assess patient responses and potential efficacy results before designing and commencing phase 2b clinical trials. We believe the results we have observed in the initial phase 2a clinical trials of ANB020 in atopic dermatitis and peanut allergy suggest a reasonable basis for continuing development of ANB020 in these indications through larger phase 2b clinical trials. However, our phase 2a trials involved relatively small patient populations, for example 12 patients in our phase 2a trial in atopic dermatitis and 20 patients in our phase 2a trial in peanut allergy, and the results we have observed in these smaller patient populations may not be predictive of results we will experience in later studies.
In addition, later studies may also include different design elements, for example, different dosing protocols or, in the case of studies in moderate-to-severe baseline peanut allergy, screening patients on the basis of baseline OFC symptom severity and testing peanut tolerance to a higher cumulative protein dose in one or more OFC, that could contribute to us experiencing different results than we have observed in our phase 2a trials. In addition, the initial results we have reported from our phase 2a clinical trials have included interim analyses and top-line results, which may not accurately predict the final results of the clinical trial or the results of future clinical trials. For example, the top-line proof-of-concept results from our Phase 2a trial of ANB020 in adult peanut allergy patients are focused on an interim analysis of data from a subpopulation of subjects, specifically those patients that exhibited moderate-to-severe symptoms during the baseline oral food challenge (OFC), rather than on the primary efficacy endpoint specified in our protocol, which was the difference in total cumulative tolerated peanut dose from baseline to day 14 for ANB020 compared to placebo. The complete final results we report from this clinical trial may also include additional follow up data observed during an OFC administrated to some patients at day 45. Accordingly, the interim results reported for our Phase 2a trial of ANB020 in adult peanut allergy patients may not be representative of the final results we report, and these interim results may not be predictive of the results of future clinical trials.
If our later clinical trials of ANB020 are unsuccessful, whether for one of the reasons mentioned above or otherwise, ANB020 may be delayed in development or fail entirely, which would have a material adverse impact on our business.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. We had no collaboration revenue and our net loss was $15.1 million for the three months ended March 31, 2018 and our net loss was $11.4 million for the three months ended March 31, 2017, with no collaboration revenue. As of March 31, 2018, we had an accumulated deficit of $100.1 million.
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

If we cannot expand our operations or otherwise capitalize on our business opportunities due to lack of capital, our business, financial condition and results of operations could be adversely affected.
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
The manufacture of biotechnology products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We and our contract manufacturers must comply with cGMP regulations and guidelines for the manufacturing of biologics used in clinical trials and, if approved, marketed products. To date, neither we nor our contract manufacturers has manufactured or attempted to manufacture cGMP batches of our products. Manufacturers of biotechnology products often encounter difficulties in production, particularly in scaling up and validating initial production. Furthermore, if microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Delays in raw materials availability and supply may also extend the period of time required to develop our products.
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
We rely on third party clinical investigators, contract research organizations (for non-clinical and clinical activities) or CROs, contract manufacturing organizations, or CMOs, and consultants to design, conduct, supervise and monitor key activities relating to, discovery, manufacturing, non-clinical studies and clinical trials of our product candidates and we intend to do the same for future activities relating to existing and future programs. Because we rely on third parties and do not have the ability to conduct all required discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent, careful or timely in conducting our discovery, manufacturing, preclinical studies or clinical trials, resulting in discovery, manufacturing, preclinical studies or clinical trials being delayed or unsuccessful, in whole or in part.
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
More recently, President Trump has signed an executive order and made statements that suggest he plans to seek repeal of all or portions of the ACA. There is uncertainty with respect to which legislation, if any, will be enacted and the impact President Trump’s Administration may have, if any, and any changes likely will take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.
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

Some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. For example, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain pricing information, including information pertaining to and justifying price increases, or prohibit prescription drug price gouging. And states such as California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Other states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
In addition, as a public company we incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our annual report for the year ending December 31, 2017, we were required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have dedicated and will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

ANAPTYSBIO, INC.

Date:	May 8, 2018	By:	/s/ Hamza Suria
Hamza Suria
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2018	By:	/s/ Dominic G. Piscitelli
Dominic G. Piscitelli
Chief Financial Officer
(Principal Financial and Accounting Officer)