Form 10-Q
period 2018-06-30
ANAPTYSBIO INC
filed 2018-08-07
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 3, 2018, there were 24,036,451 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

ANAPTYSBIO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ANAPTYSBIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,057	$81,189
Australian tax incentive receivable	152	1,601
Short-term investments	210,852	167,218
Prepaid expenses and other current assets	3,758	2,688
Total current assets	271,819	252,696
Property and equipment, net	1,086	665
Long-term investments	32,730	75,897
Other long-term assets	322	46
Restricted cash	60	60
Total assets	$306,017	$329,364
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,426	$2,323
Accrued expenses	4,837	4,875
Notes payable, current portion	7,500	6,875
Other current liabilities	27	17
Total current liabilities	16,790	14,090
Notes payable, net of current portion	4,120	7,553
Deferred rent	128	140
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 24,029 shares and 23,791 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	24	24
Additional paid in capital	399,370	393,017
Accumulated other comprehensive loss	(677)	(426)
Accumulated deficit	(113,738)	(85,034)
Total stockholders’ equity	284,979	307,581
Total liabilities, preferred stock and stockholders’ equity	$306,017	$329,364

 See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Collaboration revenue	$—	$7,000	$—	$7,000
Operating expenses:
Research and development	10,583	7,205	22,393	15,140
General and administrative	3,832	2,350	7,779	4,403
Total operating expenses	14,415	9,555	30,172	19,543
Loss from operations	(14,415)	(2,555)	(30,172)	(12,543)
Other income (expense), net
Interest expense	(436)	(439)	(887)	(867)
Change in fair value of liability for preferred stock warrants	—	—	—	(1,366)
Interest income	1,297	281	2,482	404
Other income (expense), net	(64)	29	(127)	253
Total other income (expense), net	797	(129)	1,468	(1,576)
Net loss	(13,618)	(2,684)	(28,704)	(14,119)
Unrealized income (loss) on available for sale securities	124	(46)	(250)	(59)
Other comprehensive income (loss)	124	(46)	(250)	(59)
Comprehensive loss	$(13,494)	$(2,730)	$(28,954)	$(14,178)
Net loss per common share:
Basic and diluted	$(0.57)	$(0.13)	$(1.20)	$(0.79)
Weighted-average number of shares outstanding:
Basic and diluted	23,932	20,271	23,867	17,797

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,704)	$(14,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118	90
Stock-based compensation	4,808	2,304
Change in fair value of liability for preferred stock warrants	—	1,366
Income from investments	(255)	—
Non-cash interest expense	317	303
Changes in operating assets and liabilities:
Receivable from collaborative partners	—	1,225
Australian tax incentive receivable	1,449	(1,519)
Prepaid expenses and other assets	(1,186)	(2,490)
Accounts payable and other liabilities	2,097	2,100
Net cash used in operating activities	(21,356)	(10,740)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments	(90,411)	(89,353)
Sales and maturities of investments	90,031	—
Purchases of property and equipment	(536)	(153)
Net cash used in investing activities	(916)	(89,506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriters' fees	—	80,213
Proceeds from issuance of common stock, upon the exercise of stock options	1,469	503
Proceeds from issuance of common stock, upon the exercise of warrants	76	535
Payments on notes payable	(3,125)	—
Payments for offering costs	(280)	(1,485)
Net cash (used in) provided by financing activities	(1,860)	79,766
Net decrease in cash, cash equivalents, and restricted cash	(24,132)	(20,480)
Cash, cash equivalents and restricted cash, beginning of period	81,249	51,292
Cash, cash equivalents and restricted cash, end of period	$57,117	$30,812
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$585	$469
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$194	$9
Reclassification of warrants to equity	$—	$4,607

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

Since our inception, we have devoted our primary effort to raising capital and research and development activities, and at June 30, 2018 have an accumulated deficit of $113.7 million. Through June 30, 2018, our financial support has been provided primarily from the sale of our common and preferred stock, as well as through funds received under our collaborative research and development agreements, proceeds from our Term Loans as discussed in Note 5 below, and the issuance of convertible debt. Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. Management believes its currently available resources will provide sufficient funds to enable the Company to meet its operating plans for at least the next twelve months. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2017, included in our Annual Form 10-K.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Options to purchase common stock	2,542	1,910	2,572	1,952
Warrants to purchase common stock	—	198	4	265
Total	2,542	2,108	2,576	2,217

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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), which provides further guidance as to what constitutes a modification to the terms of shared based compensation, in order to create consistency in practice amongst all entities. ASU 2017-09 becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods thereafter; early adoption is permitted, including adoption in an interim period. We adopted this standard as of January 1, 2018, and the impact was not material on our consolidated financial statements. We did not record any adjustments upon adoption of this standard.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use asset and a related lease liability arising from leases on the balance sheet. ASU 2016-02 becomes effective for our annual reporting period beginning January 1, 2019, including interim periods thereafter; early adoption is permitted. We are continuing to analyze recently executed contracts for embedded leases and historical contracts that will remain in effect for 2019, including our outstanding lease agreements. While we continue to evaluate the guidance to determine how we will be affected, the primary effect will be to require recording right-of-use assets and corresponding lease obligations for current operating leases. We expect that the adoption of this guidance will have a material impact on our consolidated balance sheets, but not on the consolidated statements of income or cash flows.
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	June 30, 2018	December 31, 2017
Laboratory equipment	$4,110	$3,687
Office furniture and equipment	657	605
Leasehold improvements	392	351
Property and equipment, gross	5,159	4,643
Less: accumulated depreciation and amortization	(4,073)	(3,978)
Total property and equipment, net	$1,086	$665

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	June 30, 2018	December 31, 2017
Accrued compensation and related expenses	$1,602	$1,588
Accrued research and contract manufacturing expenses	2,921	2,961
Other	314	326
Total accrued expenses	$4,837	$4,875

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
As of June 30, 2018, the transaction price includes the upfront payment, research reimbursement revenue, and milestones earned to date, which are allocated in their entirety to the single performance obligation. None of the future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to TESARO and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones achieved through June 30, 2018 under the TESARO Agreement are as follow:

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
We recognized $7.0 million in revenue under this agreement during the three and six months ended June 30, 2017 related to two milestones earned. There was no revenue recognized under this agreement during the three and six months ended June 30, 2018.
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
As of June 30, 2018, the transaction price includes the upfront payment, success fees, expense reimbursement, and milestones earned to date, which are allocated in their entirety to the single performance obligation. None of the future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors, including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to Celgene and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones achieved through June 30, 2018 under the Celgene Agreement are as follows:

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
There was no revenue recognized under this agreement during the three and six months ended June 30, 2018 and 2017.
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
In January 2016, the Loan Agreement was amended to combine Term B Loans and Term C Loans for a total of $10.0 million available for draw through December 31, 2016 and delay the beginning of our Term A Loans’ principal repayments from February 1, 2016 until February 1, 2017. The Term B Loans and Term C Loans became available for draw on July 1, 2016. In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016, and Term A, B and C Loans are now collectively referred to as the Term Loans. Principal repayments began in February 2018, and as of June 30, 2018, there are 19 monthly principal and interest payments remaining on the Term Loans, with final maturity in January 2020. The Term Loans bear interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The interest rate was 8.69% as of June 30, 2018.
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

As of June 30, 2018, the carrying amount of the Term Loans was $11.6 million, which is net of unamortized discounts of $0.3 million and of which $7.5 million is classified as current liabilities as of June 30, 2018. The effective interest rate on the Term Loans at June 30, 2018 was 13.08%. As of June 30, 2018, future principal maturities of the Term Loans were $3.8 million, $7.5 million and $0.6 million in 2018, 2019 and 2020, respectively.
The Term Loans are secured by a first priority interest in most of our assets, excluding intellectual property. As of June 30, 2018, we were in compliance with the covenants contained in the Loan Agreement.
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2018
Money market funds(1)	$46,756	$46,756	$—	$—
Mutual funds(1)	5,078	5,078	—	—
U.S. treasury securities(2)	100,188	100,188	—	—
Agency securities(2)	57,659	—	57,659	—
Commercial and corporate obligations(1)(2)	88,229	—	88,229	—
At December 31, 2017
Money market funds(1)	$41,318	$41,318	$—	$—
Mutual funds(1)	28,817	28,817	—	—
U.S. treasury securities(2)	79,397	79,397	—	—
Agency securities(2)	59,948	—	59,948	—
Commercial and corporate obligations(2)	111,660	—	111,660	—

(1)	Included in cash and cash equivalents, and restricted cash in the accompanying consolidated balance sheets.

(2)	Included in short-term or long-term investments in the accompanying consolidated balance sheets depending on the respective maturity date.
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
Warrant Liabilities. Our preferred stock warrants were accounted for as derivative liabilities and measured at fair value on a recurring basis through January 31, 2017 as they contained features that were either not afforded equity classification or embodied risks that were not clearly and closely related to host contracts. We estimated the fair value of these derivatives utilizing the Black-Scholes option-pricing model, which required Level 3 inputs.

As discussed in Note 1 above, all of the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock in connection with the IPO and are accounted for as equity from the conversion date forward. Prior to the conversion, we estimated the fair value of convertible preferred stock warrants at the time of issuance and upon subsequent remeasurement using the Black-Scholes option-pricing model at each reporting date.
Estimating fair values of derivative financial instruments, including Level 3 instruments, requires the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors, including changes in the estimated fair value of our equity securities.
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
The following table summarizes the activity in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 Inputs):

Six Months Ended June 30,
(in thousands)	2017
Preferred Stock Warrant Liabilities:
Beginning balance	$(3,241)
Net gains (losses) included in other expense	(1,366)
Reclassification of warrant liabilities to equity	4,607
Ending balance	$—

Fair Value of Other Financial Instruments
The fair value of our other financial instruments estimated as of June 30, 2018 and December 31, 2017 are presented below:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$11,620	$12,625	$14,428	$15,650
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
Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of June 30, 2018 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$57,902	$—	$(244)	$57,658
Commercial and corporate obligations(2)	88,488	—	(259)	88,229
US Treasury securities(3)	100,362	2	(176)	100,188
Total available-for-sale investments	$246,752	$2	$(679)	$246,075

(1)	Of our outstanding agency securities, $43.8 million have maturity dates of less than one year and $13.9 million have a maturity date of between one to two years as of June 30, 2018.

(2)	Of our outstanding commercial and corporate obligations, $82.3 million have maturity dates of less than one year and $5.9 million have a maturity date of between one to two years as of June 30, 2018.

(3)	Of our outstanding U.S. Treasury securities $87.2 million have maturity dates of less than one year and $13.0 million have a maturity date of between one to two years as of June 30, 2018.
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

Common Stock
Of the 500,000,000 shares of common stock authorized, 24,028,504 shares were issued and outstanding as of June 30, 2018. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at June 30, 2018 are as follows:

Issued and Outstanding:
Stock options	2,455,234
Shares Reserved For:
2017 Equity Incentive Plan	2,081,558
Employee Stock Purchase Plan	455,913
Total	4,992,705
Warrant Exercises
During the six months ended June 30, 2018, 16,770 shares of common stock were issued as a result of warrant exercises. During the six months ended June 30, 2017, warrants for the purchase of 296,669 shares of common stock were exercised, of which 179,047 were exercised by a net exercise method. As a result, we issued 250,448 shares of common stock, net. As of June 30, 2018, all warrants have been exercised.
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
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one year period. Additionally, new non-employee directors receive stock options that vest over a three-year period. Each have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the six months ended June 30, 2018 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	2,425,903	$12.03
Granted	274,457	$105.48
Exercises	(220,342)	$6.67
Forfeitures and cancellations	(24,784)	$57.47
Outstanding at June 30, 2018	2,455,234	$22.50	7.25	$128,278
Exercisable at June 30, 2018	1,400,654	$8.63	6.30	$87,855

Total cash received from the exercise of stock options was approximately $1.5 million during the six months ended June 30, 2018. As a result of the adoption of ASU 2016-09 and the elimination of a forfeiture rate, all options outstanding are considered expected to fully vest.
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
Stock-Based Compensation Expense
The estimated fair values of stock option awards granted to employees were determined on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.6%	2.0%
Expected volatility	68.5%	77.4%
Expected dividend yield	—%	—%
Expected term (in years)	6.25	6.25
Weighted average grant date fair value per share	$67.05	$15.12
There were 274,457 and 961,141 stock options granted during the six months ended June 30, 2018 and 2017, respectively.
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

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Research and development	$899	$499	$1,655	$799
General and administrative	1,649	939	3,153	1,505
Total	$2,548	$1,438	$4,808	$2,304

At June 30, 2018, there was $27.6 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.51 years.
9. Australia Research and Development Tax Incentive
Our Australian subsidiary, which conducts core research and development activities on our behalf, is eligible to receive a 43.5% refundable tax incentive for qualified research and development activities during fiscal 2018 and fiscal 2017. For the three months ended June 30, 2018 and 2017, less than $0.1 million and $0.6 million, respectively, were recorded as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2018 and 2017, less than $0.1 million and $1.2 million, respectively, were recorded as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss. As of June 30, 2018 our tax incentive receivable from the Australian government was $0.2 million. We received approximately $1.5 million in cash during the six months ended June 30, 2018 and no cash during the six months ended June 30, 2017 related to the tax incentive.
10. Commitments and Contingencies
Operating Leases
In May 2018, we entered into a three year sub-lease agreement for an additional 18,000 square feet of office space. We also continue to lease our headquarters under a non-cancellable operating lease for which we early exercised our option to renew for an additional five-year period in fiscal 2015. Both leases expire in 2021.
At June 30, 2018, the future minimum annual obligations under non-cancellable operating lease commitments are as follows:

Years Ending December 31, (in thousands)
2018	$369
2019	938
2020	968
2021	726
2022	—
Thereafter	—
Total minimum payments required	$3,001
Other Commitments and Contingencies
We have entered into agreements with certain vendors for the provision of services, including services related to commercial manufacturing, that we are unable to terminate for convenience under and thus avoid any and all future obligations to the related vendors. Under such agreements, we are contractually obligated to make certain minimum payments to the vendors, with the amounts to be based on the timing of the termination and the specific terms of the agreement.

We also have certain obligations under licensing agreements with third parties that are contingent upon achieving various development, regulatory and commercial milestones. Pursuant to these license agreements, we are required to make milestone payments if certain development, regulatory and commercial sales milestones are achieved. Also, pursuant to the terms of each of these license agreements, when and if commercial sales of a product commence, we will pay royalties to our licensors on net sales of the respective products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the six months ended June 30, 2018, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2017, included in the Company’s Form 10-K. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this report.
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
Our most advanced wholly-owned antibody programs, etokimab and ANB019, neutralize therapeutic targets that are genetically associated with severe inflammatory disorders in humans. Etokimab is the nonproprietary name adopted by the United States Adopted Names Council, in consultation with the World Health Organization International Nonproprietary Names Expert Committee, for our anti-IL-33 antibody drug candidate previously referred to as ANB020. Etokimab inhibits the activity of the interleukin-33 cytokine, or IL-33, which we believe is broadly applicable to the treatment of atopic inflammatory disorders, such as moderate-to-severe adult atopic dermatitis, severe adult eosinophilic asthma, adult chronic rhinosinusitis with nasal polyps and potentially other allergic conditions. We have completed a Phase 1 trial of etokimab in healthy volunteers in Australia, the results of which were presented at the 2017 American Academy of Dermatology, or AAD, Annual Meeting and the American Academy of Allergy, Asthma and Immunology, or AAAAI, 2017 Annual Meeting in March 2017. We believe the results of this Phase 1 trial demonstrate a favorable safety profile of etokimab, which was well-tolerated and for which no dose-limiting toxicities were observed, and favorable pharmacodynamic properties of etokimab, where a single dose was sufficient to suppress IL-33 function for approximately three months post-dosing as measured by an ex vivo pharmacodynamic assay.
We have subsequently completed a Phase 2a proof-of-concept trial of etokimab in 12 moderate-to-severe adult atopic dermatitis patients, under an approved Clinical Trial Authorisation, or CTA, with the U.K. Medicines and Healthcare Products Regulatory Agency, or MHRA, announced top-line data from an interim analysis of this trial in October 2017 and presented data from this trial at the 2018 AAD Annual Meeting in February 2018 and the 2018 European Academy of Allergy and Clinical Immunology, or EAACI, Congress in May 2018.
This Phase 2a proof-of-concept trial enrolled 12 moderate-to-severe adult atopic dermatitis patients, who were initially administered a single intravenous dose of placebo within 14 days of enrollment, followed by a single intravenous 300mg dose of etokimab one week subsequent to placebo. Prior to enrollment in the study, patients were not permitted any systemic or topical medications during a wash-out period. Patients were permitted to take a monitored amount of topical corticosteroids as rescue therapy during the course of the study. Clinical response was assessed by a number of endpoints, including the improvement of each patient’s Eczema Area Severity Index, or EASI, score, a tool used to measure the extent and severity of atopic dermatitis, at key time points following etokimab administration relative to their enrollment baseline. Additional efficacy endpoints measured during the trial included the 5-dimensional pruritus, or 5-D pruritus, scale which measures itchiness, the 5-point Investigator’s Global Assessment, or IGA, scale, Dermatology Life Quality Index, or DLQI, and the SCORing Atopic Dermatitis, or SCORAD, scale. The average baseline EASI score at enrollment amongst all 12 patients was 32. All 12 patients were inadequately controlled by topical corticosteroids and seven of these 12 patients were treated with systemic non-biologic anti-inflammatory therapy prior to the screening washout period of this trial, which exhibited an average EASI baseline score of 36 upon enrollment, while the remaining five of 12 enrolled patients that did not require systemic immuno-modulators pre-study and exhibited an average EASI baseline score of 27. Biomarkers included blood eosinophil levels, an ex vivo pharmacodynamic assay measuring IL-33 mediated interferon-gamma release, granulocyte infiltration and cytokine levels in localized skin lesions measured five days after placebo administration and five days after etokimab administration.
This Phase 2a atopic dermatitis trial demonstrated proof-of-concept for etokimab in moderate-to-severe adult atopic dermatitis and suggests that etokimab may provide meaningful differentiation in terms of patient convenience. The primary objective of this Phase 2a atopic dermatitis trial was to determine the percentage of patients achieving 50 percent improvement EASI score relative to enrollment baseline (EASI-50) by day 29 post-etokimab administration. Day 29 results exceeded the primary efficacy objective of the trial with 10 of 12 patients (83%) achieving EASI-50, of which four patients (33%) also achieved 75 percent improvement EASI score relative to enrollment baseline (EASI-75). Etokimab data showed that all 12 patients achieved at least EASI-50 on or before day 57 post-etokimab administration. Rapid clinical response was observed by day 15 post-etokimab administration with nine of 12 patients (75%) achieving EASI-50, of which three patients (25%) also achieved EASI score improvement of 75 percent relative to baseline (EASI-75). These results were sustained through day 140 following single dose administration of etokimab in five of 12 patients (42%) who achieved EASI-50, of which three patients (25%) also achieved EASI-75. Etokimab results were not limited by disease severity as etokimab showed similar resultsin the seven of 12 enrolled patients treated with systemic immuno-modulators pre-study. Other efficacy endpoints, including the IGA scale, the SCORAD scale, DLQI and the 5-D pruritus scale demonstrated rapid and sustained single dose etokimab results in a similar manner to the aforementioned EASI results. Biomarker data demonstrated that reduction of blood eosinophil was consistent with clinical efficacy measures in this Phase 2a trial, with a maximum reduction of 40 percent at day 29 post-etokimab administration relative to baseline, which is aligned with genotypic studies that associate lower eosinophil counts with human IL-33 loss-of-function mutations. In addition, clinical results in this Phase 2a trial were consistent with an ex vivo pharmacodynamic assay measuring IL-33 mediated interferon-gamma release, where 98 percent inhibition was observed within 72 hours following etokimab administration and 86 percent inhibition was sustained at day 57 post-etokimab administration, which is consistent with the pharmacodynamic activity observed using the same assay in a prior Phase 1 trial of etokimab in healthy volunteers. Additional biomarker assessment indicated reduction of granulocyte infiltration into localized skin lesions by an average of 30 percent amongst all patients at five days post-etokimab administration, and 60 percent among the 10 patients achieving EASI-50 at 29 days post-etokimab administration, while exploratory cytokine biomarker levels were below detection limit and therefore inconclusive. Etokimab was generally well-tolerated by all patients and no drug-related safety signals were observed. The most frequent adverse events reported were dizziness in 17 percent of patients post-placebo and headache in 25 percent of patients post-etokimab administration. A single serious adverse event of depression was reported on day 140 post-etokimab administration, which was consistent with the patient’s pre-trial history of depression and was deemed not drug-related.
As further development in atopic dermatitis, we are enrolling a Phase 2b randomized, double-blinded, placebo-controlled, multi-dose study in 300 adults patients with moderate-to-severe atopic dermatitis, also referred to as the ATLAS trial, to assess different dose levels and dosing frequencies of subcutaneously-administered etokimab for a 16-week treatment period followed by an eight-week follow-up period, with data expected in the second half of 2019. Sixty patients are being randomized into each of five arms in the ATLAS trial where dosing will occur as follows: (i) initial 600mg loading dose followed by 300mg monthly doses of etokimab, (ii) initial 300mg loading dose followed by 150mg monthly doses of etokimab, (iii) initial 300mg loading dose followed by 150mg doses of etokimab every eight weeks, (iv) monthly 20mg doses of etokimab and (v) monthly doses of placebo.
We are conducting, under a CTA with the MHRA in the United Kingdom and under an Investigational New Drug Application, or IND with the U.S. Food and Drug Administration, or FDA, a randomized, placebo-controlled Phase 2a trial of etokimab in approximately 24 severe adult eosinophilic asthma patients, where efficacy will be assessed using improvement in Forced Expiratory Volume in One Second, or FEV1, after administration of a single intravenous 300mg dose of etokimab or placebo, each in combination with inhaled corticosteroids and long-acting beta agonists as background therapy. In addition, reduction of blood eosinophil levels and fractional exhaled nitric oxide, or FeNO, will be assessed. This trial will also provide data regarding safety of etokimab in adult eosinophilic asthma patients. Top-line data are anticipated during the third quarter of 2018.
We plan to initiate a randomized, placebo-controlled Phase 2 trial of etokimab in approximately 100 adult patients with chronic rhinosinusitis with nasal polyps, or CRSwNP, which is a debilitating atopic disorder associated with elevated IL-33 pathway signaling. We expect that patients in this trial, also known as the ECLIPSE trial, will be randomized between three cohorts, which include two different subcutaneous dosing frequencies of etokimab, or placebo, each in combination with mometasone furoate nasal spray as background therapy, for a treatment period of 16 weeks followed an eight-week follow-up period. We plan to initiate the ECLIPSE trial by the end of 2018, and anticipate top-line data to be available in the second half of 2019. CRSwNP affects approximately 1.3 million adults in the US and we estimate that 400,000 of these patients are inadequately controlled with standard-of-care.

As a result of market assessment regarding the adoption of the peanut oral food challenge in future commercial usage of etokimab in peanut allergy patients, AnaptysBio has decided to deprioritize further company-sponsored clinical development of etokimab in moderate-to-severe baseline adult peanut allergy patients. We therefore do not intend to utilize our capital or clinical development resources to pursue a Phase 2b clinical trial of etokimab in peanut allergy, however we may pursue potential investigator-sponsored trials related to this indication.
ANB019 inhibits the interleukin-36 receptor, or IL-36R, for the treatment of rare inflammatory diseases including generalized pustular psoriasis, or GPP, and palmoplantar pustulosis, or PPP, previously referred to as palmo-plantar pustular psoriasis. We have completed, under an approved Clinical Trial Notification, or CTN, a Phase 1 clinical trial in healthy volunteers for which we announced positive top-line results from an interim analysis of this trial and subsequently presented completed data from this trial at the 2018 EAACI Congress. In the double-blinded, placebo-controlled healthy volunteer Phase 1 trial, 36 subjects were administered a single subcutaneous or intravenous dose of ANB019 ranging between 10 mg and 750 mg, 18 subjects were administered multiple ascending doses of ANB019 intravenously ranging between 40 mg and 300 mg weekly for four consecutive weeks and 18 subjects were dosed with placebo. ANB019 was well-tolerated by all subjects and no dose-limiting toxicities were observed. The most frequent treatment-emergent adverse events observed in the single ascending dose cohorts were upper respiratory tract infections in 10 of 36 (28%) subjects dosed with ANB019 versus six of 12 (50%) subjects dosed with placebo, and headache in 10 of 36 (28%) subjects dosed with ANB019 versus three of 12 (25%) subjects dosed with placebo. In the multiple ascending dose cohorts, the most frequent treatment-emerging adverse events observed were headache in seven of 18 (39%) subjects dosed with ANB019 versus one of six (17%) subjects dosed with placebo. No serious adverse events were reported among any subjects in the trial. The in vivo half-life of ANB019 was approximately 28 days for both subcutaneous and intravenous routes of administration, with bioavailability of approximately 90 percent. A single dose of ANB019 at certain dose levels was able to completely suppress IL-36 cytokine function for 85 days, as measured by IL-36 cytokine-mediated release of IL-8 using an ex vivo pharmacodynamic assay. The favorable pharmacokinetics and pharmacodynamic properties of ANB019 and other results demonstrated by this Phase 1 trial support advancement of ANB019 into Phase 2 studies for GPP and PPP during 2018.
We have received clearance of a CTA filing to the MHRA and have subsequently initiated a 10-patient open-label multi-dose Phase 2 trial of ANB019 in GPP patients, also referred to as the GALLOP trial, and intend to expand this trial to U.S. clinical sites upon receiving clearance of an IND submitted with the FDA, where top-line data is anticipated by early 2019. Patients in the GALLOP study are dosed with a 750mg intravenous loading dose of ANB019 upon enrollment, followed by 100mg subcutaneously-administered monthly doses of ANB019 for a treatment period of up to 16 weeks post enrollment and then monitored for a total of 8 weeks. We have filed an IND with the FDA which, when cleared, will support the initiation, in the United States, of a randomized, double-blind, placebo-controlled approximately 50-patient multi-dose trial of ANB019 in PPP, also referred to as the POPLAR trial. We intend to submit a CTA filing to the MHRA to permit expansion of the POPLAR trial in the United Kingdom, where top-line data is anticipated in the second half of 2019.
In addition to etokimab and ANB019, our wholly-owned pipeline includes novel anti-inflammatory checkpoint receptor modulator antibodies that we believe is applicable for treatment of certain autoimmune diseases where immune checkpoint receptors are insufficiently activated, and have demonstrated efficacy in an animal model of graft-versus-host disease, where we anticipate an IND for the first such antibody in the second half of 2019.
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

The following table summarizes certain key information about our wholly-owned and partnered product candidates:

Program	Therapeutic Indication	Development Stage & Anticipated Milestones (Discovery / Preclinical / Phase 1 / Phase 2 / Phase 3)	Commercial Rights
Etokimab (ANB020): Anti-IL-33	Moderate-to-Severe Adult Atopic Dermatitis	Phase 2a Data Presented at AAD and EAACI 2018; ATLAS: Phase 2b Top-Line Data H2 2019	AnaptysBio
	Severe Adult Eosinophilic Asthma	Phase 2a Top-Line Data Q3 2018	
	Adult Chronic Rhinosinusitis With Nasal Polyps	ECLIPSE: Phase 2 To Be Initiated Top-Line Data H2 2019	
ANB019: Anti-IL-36R	Generalized Pustular Psoriasis	Phase 1 Data Presented at EAACI 2018; GALLOP: Phase 2 Top-Line Data Early 2019	
	Palmoplantar Pustulosis	POPLAR: Phase 2 To Be Initiated Top-Line Data H2 2019	
Anti-Inflammatory Checkpoint Modulator	Inflammation	IND Filing H2 2019	
TSR-042: Anti-PD-1	Immuno-Oncology	Registration Trial Ongoing	TESARO
TSR-022: Anti-TIM-3	Immuno-Oncology	TSR-042 Combination Trial Ongoing	
TSR-033: Anti-LAG-3	Immuno-Oncology	TSR-042 Combination Trial Ongoing	
TSR-075: Anti-PD-1/ LAG-3 Bispecific	Immuno-Oncology	IND-Enabling Studies Ongoing	
CC-90006: Anti-PD-1 Agonist	Psoriasis	Ongoing	Celgene
Undisclosed	Inflammation	Ongoing

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
Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. From inception through June 30, 2018, we have received $76.6 million in non-dilutive funding from our collaborators.
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
We have conducted initial clinical trials for etokimab and ANB019 in Australia to rapidly enter into first-in-human studies and benefit from research and development-related financial incentives related to the development of etokimab and ANB019. We have completed a Phase 2a trial of etokimab in patients with moderate-to-severe adult atopic dermatitis and have completed enrollment in our Phase 2a trial of etokimab in patients with severe adult eosinophilic asthma. We expect our research and development expenses to be higher for the foreseeable future as we advance our product candidates.
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
Interest Income
Interest income consists primarily of interest earned on our short-term and long-term investments, and is recognized when earned.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed with the SEC on March 5, 2018, other than to revenue recognition upon adoption of ASC Topic 606, as discussed below.
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

Results of Operations - Comparison of the Three and Six Months Ended June 30, 2018 and 2017
Collaboration Revenue
We received no collaboration revenue for both the three and six months ended June 30, 2018 compared to $7.0 million for both the three and six months ended June 30, 2017. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations. A comparison of revenue by collaborator is as follows:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
(in thousands)	2018	2017	(Decrease)	2018	2017	(Decrease)
TESARO-milestones	$—	$7,000	$(7,000)	$—	$7,000	$(7,000)
Total	$—	$7,000	$(7,000)	$—	$7,000	$(7,000)
Research and Development Expenses
Research and development expenses were $10.6 million during the three months ended June 30, 2018 compared to $7.2 million during the three months ended June 30, 2017 for an increase of $3.4 million, primarily due to a $1.5 million increase in clinical expenses, a $1.2 million increase in salaries and related expenses including stock compensation expense and a $0.6 million decrease in Australian tax incentives recognized.
Research and development expenses were $22.4 million during the six months ended June 30, 2018 compared to $15.1 million during the six months ended June 30, 2017 for an increase of $7.3 million, primarily due to a $1.4 million increase in outside services for preclinical and manufacturing expenses, a $2.7 million increase in clinical expenses, a $2.2 million increase in salaries and related expenses including stock compensation expense and a $1.1 million decrease in Australian tax incentives recognized.
We expect our research and development expenses to increase as we further advance our development programs, including entering into additional clinical trials.
General and Administrative Expenses
General and administrative expenses were $3.8 million during the three months ended June 30, 2018 compared to $2.4 million during the three months ended June 30, 2017 for an increase of $1.4 million, primarily due to a $0.9 million increase in salaries and related expenses including stock compensation expense, a $0.3 million increase in professional fees, including consulting expenses and a $0.1 million increase in audit and tax fees.
General and administrative expenses were $7.8 million during the six months ended June 30, 2018 compared to $4.4 million during the six months ended June 30, 2017 for an increase of $3.4 million, primarily due to a $2.0 million increase in salaries and related expenses including stock compensation expense, a $0.3 million increase in legal expenses, a $0.5 million increase in consulting expenses and a $0.3 million increase in audit and tax fees.
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
Interest Expense
Interest expense was $0.4 million and $0.9 million during the three and six months ended June 30, 2018, respectively, and represents effective interest of approximately 13.08% on an outstanding principal balance of $11.9 million. Interest expense was $0.4 million and $0.9 million during the three and six months ended June 30, 2017, respectively, and represented effective interest of 11.97% through June 30, 2017 on an outstanding principal balance of $15.0 million.

Change in Fair Value of Liabilities for Preferred Stock Warrants
As discussed in Item 1 — Note 1 above, all of the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock upon our IPO and were accounted for as equity from the conversion date forward.
Interest Income
Interest income was $1.3 million and $0.3 million during the three months ended June 30, 2018 and 2017, respectively and primarily related to our short-term and long-term investments, the balance of which increased as a result of the investment of IPO and follow-on proceeds throughout 2017.
Interest income was $2.5 million and $0.4 million during the six months ended June 30, 2018 and 2017, respectively and primarily consisted of interest income from our short-term and long-term investments, the balance of which increased as a result of the investment of IPO and follow-on proceeds throughout 2017.
Other Income (Expense), Net
Other income (expense), net was less than $0.1 million during the three months ended June 30, 2018 and 2017, respectively and primarily related to foreign exchange transactions through our Australian subsidiary.
Other income (expense), net was a loss of $0.1 million and a gain of $0.3 million during the six months ended June 30, 2018 and 2017, respectively and primarily related to foreign exchange transactions through our Australian subsidiary.
Liquidity and Capital Resources
From our inception through June 30, 2018, we have received an aggregate of $483.6 million to fund our operations which included $387.9 million from the sale of equity securities, $76.6 million from our collaboration agreements and $19.1 million from venture debt. As of June 30, 2018, we had $300.6 million in cash, cash equivalents and investments.
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
In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016; principal repayments began in February 2018. As of June 30, 2018, there are 19 equal monthly principal and interest payments remaining on the Term Loans, with final maturity in January 2020. The Term Loans bear interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The interest rate was 8.69% as of June 30, 2018.
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

As a publicly traded company, we incur significant legal, accounting and other expenses that were not required as a private company.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and The Nasdaq Global Stock Market, requires public companies to implement specified corporate governance practices that were inapplicable to us as a private company. These rules and regulations have increased our legal and financial compliance costs, have made and will continue to make certain activities more time-consuming and costly.
Cash, cash equivalents and investments totaled $300.6 million as of June 30, 2018, compared to $324.3 million as of December 31, 2017. We believe that our existing cash, cash equivalents and investments will fund our current operating plan through the end of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(in thousands)	2018	2017	Change
Net cash (used in) provided by:
Operating activities	$(21,356)	$(10,740)	$10,616
Investing activities	(916)	(89,506)	(88,590)
Financing activities	(1,860)	79,766	81,626
Net increase (decrease) in cash, cash equivalents and restricted cash	$(24,132)	$(20,480)	$3,652
Operating Activities
Net cash used in operating activities during the six months ended June 30, 2018 of $21.4 million was primarily due to our net loss of $28.7 million, adjusted for addbacks for non-cash expenses of $5.0 million which includes stock-based compensation and increases in working capital of $2.4 million. Net cash used in operating activities during the six months ended June 30, 2017 of $10.7 million was primarily due to our net loss of $14.1 million, adjusted for non-cash expenses of $4.1 million which includes stock-based compensation and warrant liability fair value adjustments and decreases in working capital of $0.7 million.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2018 primarily relates to the acquisition of our investments, which were acquired using the proceeds from matured investments as well as the purchase of property and equipment, while the cash used in investing activities during the six months ended June 30, 2017 was primarily due to the acquisition of investments.
Financing Activities
The net cash used in financing activities during the six months ended June 30, 2018 of $1.9 million was primarily related to principal payments of $3.1 million made on our Term Loans offset by proceeds of $1.5 million from the issuance of common stock upon the exercise of stock options. Net cash provided by financing activities during the six months ended June 30, 2017 of $79.8 million was primarily related to net proceeds of $80.2 million from our IPO as well as proceeds of $1.0 million from the issuance of common stock as a result of option and warrant exercises, offset by $1.5 million in payments for offering costs.
Contractual Obligations
In May 2018, we entered into a three year sub-lease agreement for an additional 18,000 square feet of office space. We also lease our headquarters under a non-cancellable operating lease for which we exercised our option to renew for an additional five-year period in fiscal 2015. Both leases expire in 2021.

At June 30, 2018, the future minimum annual obligations under non-cancellable operating lease commitments are $0.4 million, $0.9 million, $1.0 million, and $0.7 million for the remainder of fiscal years ending 2018, 2019, 2020, and 2021, respectively.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2018, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2017 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of June 30, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have conducted various preclinical studies of our product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. We have only recently completed our Phase 1 clinical trial for etokimab in healthy humans, and initiated patient trials with etokimab are currently ongoing. We also have only recently completed a Phase 1 clinical trial with ANB019. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, or to observe results in later stage clinical trials that are unexpected based on early clinical trials. Many product candidates fail in clinical trials despite promising preclinical and early clinical results. In addition, top-line results of a clinical trial, which generally reflect preliminary reviews of primary efficacy and/or safety results, do not necessarily predict final results, and any top-line findings or assessments are subject to change pending the completion of final data review procedures. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
In the single-ascending dose segment of our Phase 1 clinical trial of etokimab, the most common adverse events were upper respiratory tract infection and headache, and we observed one case of severe neutropenia in one individual, which was acute and not persistent, and was not determined to be drug-related. No adverse events were determined to be drug related. All safety information generated under the single-ascending dose segment of our Phase 1 clinical trial was included in the US IND and UK CTA submissions which were subsequently cleared by the FDA and MHRA, respectively. In our Phase 2a proof-of-concept trial for moderate-to-severe adult atopic dermatitis patients, one serious adverse event of severe depression was reported by a single patient on Day 140 post-etokimab, in a subject who had preexisting depression; this adverse event was not determined to be drug related. The most frequent treatment-emergent adverse events reported were mild dizziness in patients subsequent to placebo dosing, and mild headache in patients post-etokimab administration. Subjects in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or in our Phase 1 or Phase 2a clinical trials. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which will inform our dosing strategy for future clinical trials, however such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans, and may lead to unforeseen toxicity not previously observed in preclinical testing. If preclinical studies of our product candidates fail to provide preliminary evidence of safety to the satisfaction of regulatory authorities or do not otherwise produce satisfactory results, we may incur additional costs or experience delays in initiating and/or advancing the development and commercialization of our product candidates. Further, if clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
Our ability to continue to develop our product candidates, and to have the potential to achieve and sustain profitability, depends on the FDA and foreign regulatory authorities permitting us to conduct human clinical trials and, if our products are safe and effective, obtaining approval from the FDA and foreign regulatory authorities to market them and subsequently successfully commercializing them, either alone or with our collaborators. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and foreign regulatory authorities. Though we have cleared an IND and CTA to conduct clinical trials for etokimab in the United States and United Kingdom, respectively, and a CTN for ANB019 in Australia, before commencing clinical trials in the United States for any other product candidate, we must submit an IND to the FDA; foreign regulatory authorities enforce similar requirements for initiation of clinical trials in other countries. An IND or foreign equivalent requires extensive preclinical studies, and there is no guarantee that the FDA or foreign regulatory authorities will allow clinical trials to proceed based on the IND or equivalent submission. For example, although we have initiated toxicology studies for our product candidates, the FDA in the United States, the Therapeutic Goods Administration in Australia or other foreign regulatory authorities, as applicable, may not allow our clinical trials to proceed in the regulatory authority’s jurisdiction if we are unable to show safety margins acceptable to the particular regulatory authority in appropriate animal species in our preclinical toxicology studies.
Even if we or our collaborators initiate and complete clinical trials for our product candidates, we will not be permitted to market our product candidates in the United States until we receive approval of a Biologics License Application, or BLA, from the FDA, and will not be permitted to market in other countries without marketing approval from foreign regulatory authorities. Obtaining approval of a BLA or other marketing approvals is often a lengthy, expensive and uncertain process over which the FDA and foreign regulatory authorities have substantial discretion. Other than submitting and receiving acceptance for our CTN for etokimab in Australia, obtaining clearance for our IND for a Phase 2a clinical trial of etokimab in severe adult peanut allergy in the United States, obtaining written responses from the FDA regarding a pre-IND submission for a study of etokimab in moderate to severe atopic dermatitis, obtaining clearance for our CTA for two Phase 2a clinical trials of etokimab in both moderate-to-severe adult atopic dermatitis and adult eosinophilic asthma patients in the United Kingdom and obtaining clearance for our CTN for ANB019 in Australia, we have not yet discussed with the FDA or foreign regulatory authorities the development plans for any of our product candidates or the designs of any of our later-stage clinical studies. We thus may not have the full benefit of the FDA’s or foreign regulatory authorities’ current thinking on trial designs or product development for our target indications. For example, we believe a small pivotal trial, potentially with approximately 100 patients, may be sufficient to demonstrate substantial evidence of efficacy of ANB019 in generalized pustular psoriasis, or GPP, patients. However, we have not yet discussed clinical trial design for this indication with the FDA, and the FDA may disagree with our proposed trial design, including the number of patients necessary to demonstrate efficacy and/or may require us to conduct more than one pivotal study in order to obtain approval of a BLA.
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
We have recently commenced clinical development of etokimab and ANB019, and have no other history of conducting clinical trials or commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
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
For asthma, our competitors include omalizumab (Xolair; Roche) which has received FDA approval and functions by inhibiting the binding between free IgE and FceRI; antibodies that bind IL-5 and inhibit its interaction with the IL-5 receptor such as mepolizumab (Nucala; Glaxosmithkline) and reslizumab (Cinqair; Teva), both of which the FDA has approved for the add-on maintenance treatment in patients with severe eosinophilic asthma; antibodies such as benralizumab (FASENRA, AstraZeneca) that bind the IL-5 receptor; antibodies that bind to IL-13 such as lebrikizumab (Roche), tralokinumab (FASENRA, AstraZeneca) and anrukinzumab (Pfizer), which are in clinical testing; antibodies that bind the IL-4 receptor alpha chain, such as dupilumab (Regeneron, Sanofi) and AMG 317 (Amgen) each in clinical testing, ST2-binding antibodies including Roche’s RG6149, GSK’s GSK3772847 and Regeneron’s REGN3500 each in clinical development for asthma and related conditions, a recently announced IL-33 related program by AstraZeneca (MEDI3506) in a Phase 1 clinical trial indicated for chronic obstructive pulmonary disease and an anti-TSLP antibody called tezepelumab (AMG 157, MEDI9929) being developed by Amgen and AstraZeneca for asthma and atopic dermatitis. For atopic dermatitis, our competitors include dupilumab (Dupixent, Regeneron, Sanofi), which has been approved by the FDA, crisaborole (EUCRISA, Pfizer), which has recently been approved by the FDA, VTP-38543 (Vitae, acquired by Allergan), JAK inhibitors such as baricitinib, PF-04965842 and upadacitinib under development by Lilly/Incyte, Pfizer and Abbvie, respectively, a recently announced IL-33 related program by Pfizer (PF-06817024) in a Phase 1 clinical trial indicated for various indications and a recently announced IL-33 related program by Lilly in a Phase 1 clinical trial indicated for autoimmune disorders. For GPP and PPP, our competitors include marketed therapies such as secukinumab (Cosentyx; Novartis) which binds IL-17A; ustekinumab (Stelara; Janssen) which blocks IL-12 and 23 cytokine function; and acitretin (Soriatane; Glaxosmithkline), as well as therapies in development such as guselkumab (Janssen) which blocks IL-23 cytokine function, gevokizumab (Xoma 052) and canakinumab (Ilaris,

Novartis) which binds IL-1 beta, anakinra (Kineret; Swedish Orphan Biovitrum AB) a recombinant form the IL-1 receptor antagonist and BI-655130 (Boehringer Ingelheim).
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
Results from our initial Phase 2a clinical trials of etokimab may not be representative of the results we will experience in later Phase 2b and registration trials. If our later clinical trials are unsuccessful, etokimab may be delayed in development or fail entirely, which would have a material adverse impact on our business.
We have elected to structure our initial phase 2a clinical trials in etokimab as investigational studies that enroll a relatively limited number of patients and are intended to allow us to better assess patient responses and potential efficacy results before designing and commencing phase 2b clinical trials. We believe the results we have observed in the initial phase 2a clinical trial of etokimab in atopic dermatitis suggest a reasonable basis for continuing development of etokimab in this indication through larger phase 2b clinical trials. However, our phase 2a trials involve relatively small patient populations, for example 12 patients in our phase 2a trial in atopic dermatitis and 24 patients in our phase 2a trial in severe adult eosinophilic asthma, and the results we have observed in these smaller patient populations may not be predictive of results we will experience in later studies.
In addition, later studies may also include different design elements that could contribute to us experiencing different results than we have observed in our phase 2a trials. In addition, the initial results we have reported from our completed phase 2a clinical trials have included interim analyses and top-line results, which may not accurately predict the final results of the clinical trial or the results of future clinical trials, and we expect that initial results reported from our phase 2a trial in severe adult eosinophilic asthma may similarly include included interim analyses and top-line results.
If our later clinical trials of etokimab are unsuccessful, whether for one of the reasons mentioned above or otherwise, etokimab may be delayed in development or fail entirely, which would have a material adverse impact on our business.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. We had no collaboration revenue and our net loss was $28.7 million for the six months ended June 30, 2018 and our net loss was $14.1 million for the six months ended June 30, 2017, with $7.0 million in collaboration revenue. As of June 30, 2018, we had an accumulated deficit of $113.7 million.
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
We are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability because of the numerous risks and uncertainties associated with product development. In addition, our expenses could increase significantly beyond expectations if we are required by the FDA or other regulatory authorities to perform studies or trials in addition to those that we currently anticipate. Even if ANB019 and etokimab, or any of our other product candidates, are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of any product candidate.
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
In March 2015, we formed a wholly-owned Australian subsidiary, AnaptysBio Pty Ltd, or AnaptysBio Pty, to develop and commercialize our ANB019 and etokimab antibody program in Australia. Due to the geographical distance and lack of employees currently in Australia, as well as our lack of experience operating in Australia, we may not be able to efficiently or successfully monitor, develop and commercialize our lead products or antibody program in Australia, including conducting clinical trials. Furthermore, we have no assurance that the results of any clinical trials that we conduct for our product candidates in Australia will be accepted by the FDA or foreign regulatory authorities for development and commercialization approvals.
In addition, current Australian tax regulations provide for a refundable research and development tax credit equal to 43.5% of qualified expenditures. In June 2018, we received notification from the Australian Taxation Office that a Compliance Check will be performed on our research and development submission for the 2016 tax year. If we are ineligible or unable to receive the research and development tax credit, required to repay all or a portion of the credit, lose our ability to operate AnaptysBio Pty in Australia, or if the Australian government significantly reduces or eliminates the tax credit, our business and results of operation would be adversely affected.
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
Our facilities are located in a seismically active region, which has also historically been subject to electrical blackouts as a result of a shortage of available electrical power. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. We maintain multiple copies of each of our antibody sequences and electronic data records, most of which we maintain at our headquarters. If our facility was impacted by a seismic event, we could lose all our antibody sequences, which would have an adverse effect on our ability to perform our obligations under our collaborations and discover new targets.
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
We have conducted, or plan to conduct, our initial clinical trials for etokimab and ANB019 outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
We have conducted our initial clinical trials for etokimab and ANB019 in Australia. We believe that clinical data generated in Australia will be accepted by the FDA and its foreign equivalents outside of Australia, and therefore may enable us to commence Phase 2 and possibly registration clinical trials in the United States or the United Kingdom following submission of an IND or CTA, without the need for us to repeat our Phase 1 trials in the United States or the United Kingdom. While we have received clearance from the FDA and MHRA to begin Phase 2 clinical trials for etokimab, and have received clearance from the MHRA to begin a Phase 2 clinical trial for ANB019, there can be no assurance the FDA or other foreign equivalents will accept data from the clinical trials we have conducted for ANB019. If the FDA, MHRA or other foreign equivalents do not accept any such data, we would likely be required to conduct additional Phase 1 clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.
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
We will not be an emerging growth company in fiscal year 2018, and will need to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.
We incur increased costs and devote substantial management time as a result of operating as a public company.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses have increased and will continue to increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Global Select Market. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. The increased costs increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these and future requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
In addition, as a public company we incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our annual report for the year ending December 31, 2017, we were required to make a formal assessment of the effectiveness of our internal control over financial reporting, and as we have ceased to be an emerging growth company for fiscal 2018, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have dedicated and will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.1	Investor Rights Agreement
10.1	Sub-lease Agreement
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

ANAPTYSBIO, INC.

Date:	August 7, 2018	By:	/s/ Hamza Suria
Hamza Suria
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2018	By:	/s/ Dominic G. Piscitelli
Dominic G. Piscitelli
Chief Financial Officer
(Principal Financial and Accounting Officer)