Form 10-K/A
period 2017-12-31
ANAPTYSBIO INC
filed 2018-09-14
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2018 (the “10-K”). This Amendment is being filed solely to refile the certifications of our principal executive officer and principal financial officer as exhibits to this Amendment as required pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934.
No attempt has been made in this Amendment to otherwise modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after March 5, 2018) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.
Item 15. Exhibits, Consolidated Financial Statement Schedules

(3)        Exhibits

The following exhibits are filed as part of this Amendment.

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
Date: September 14, 2018

ANAPTYSBIO, INC.

By:	/s/ Hamza Suria
Hamza Suria
Chief Executive Officer