Form 10-Q/A
period 2018-06-30
ANAPTYSBIO INC
filed 2018-09-14
CIK 1370053

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2018 (the “10-Q”). This Amendment is being filed solely to refile the certifications of our principal executive officer and principal financial officer as exhibits to this Amendment as required pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934.
No attempt has been made in this Amendment to otherwise modify or update the other disclosures presented in the 10-Q. This Amendment does not reflect events occurring after the filing of the original 10-Q (i.e., those events occurring after August 7, 2018) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-Q and our other filings with the SEC.
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