Form 10-Q
period 2018-09-30
ANAPTYSBIO INC
filed 2018-11-08
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 6, 2018, there were 26,751,578 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

ANAPTYSBIO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ANAPTYSBIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$293,408	$81,189
Receivable from collaborative partners	5,000	—
Australian tax incentive receivable	173	1,601
Short-term investments	200,406	167,218
Prepaid expenses and other current assets	4,035	2,688
Total current assets	503,022	252,696
Property and equipment, net	1,344	665
Long-term investments	18,616	75,897
Other long-term assets	79	46
Restricted cash	60	60
Total assets	$523,121	$329,364
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,180	$2,323
Accrued expenses	7,145	4,875
Notes payable, current portion	7,500	6,875
Other current liabilities	48	17
Total current liabilities	20,873	14,090
Notes payable, net of current portion	2,409	7,553
Deferred rent	162	140
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 26,749 shares and 23,791 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	27	24
Additional paid in capital	629,887	393,017
Accumulated other comprehensive loss	(541)	(426)
Accumulated deficit	(129,696)	(85,034)
Total stockholders’ equity	499,677	307,581
Total liabilities, preferred stock and stockholders’ equity	$523,121	$329,364

 See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration revenue	$5,000	$—	$5,000	$7,000
Operating expenses:
Research and development	17,883	6,697	40,276	21,837
General and administrative	4,004	2,390	11,783	6,793
Total operating expenses	21,887	9,087	52,059	28,630
Loss from operations	(16,887)	(9,087)	(47,059)	(21,630)
Other income (expense), net:
Interest expense	(400)	(452)	(1,287)	(1,319)
Change in fair value of liability for preferred stock warrants	—	—	—	(1,366)
Interest income	1,369	358	3,851	762
Other income (expense), net	(40)	91	(167)	344
Total other income (expense), net	929	(3)	2,397	(1,579)
Net loss	(15,958)	(9,090)	(44,662)	(23,209)
Unrealized income (loss) on available for sale securities	136	16	(115)	(43)
Other comprehensive income (loss)	136	16	(115)	(43)
Comprehensive loss	$(15,822)	$(9,074)	$(44,777)	$(23,252)
Net loss per common share:
Basic and diluted	$(0.66)	$(0.45)	$(1.86)	$(1.24)
Weighted-average number of shares outstanding:
Basic and diluted	24,146	20,382	23,961	18,668

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,662)	$(23,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209	136
Stock-based compensation	7,340	3,246
Change in fair value of liability for preferred stock warrants	—	1,366
(Income) loss from investments	(555)	16
Non-cash interest expense	481	460
Changes in operating assets and liabilities:
Receivable from collaborative partners	(5,000)	1,225
Australian tax incentive receivable	1,428	2,632
Prepaid expenses and other assets	(1,403)	(1,581)
Accounts payable and other liabilities	5,946	1,081
Net cash used in operating activities	(36,216)	(14,628)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments	(123,995)	(110,701)
Sales and maturities of investments	148,551	20,866
Purchases of property and equipment	(857)	(166)
Net cash provided by (used in) investing activities	23,699	(90,001)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriters' fees	227,476	80,213
Proceeds from issuance of common stock, upon the exercise of stock options	2,138	814
Proceeds from issuance of common stock, upon the exercise of warrants	76	536
Payments on notes payable	(5,000)	—
Proceeds (payments) for offering costs, net	46	(1,497)
Net cash provided by financing activities	224,736	80,066
Net increase (decrease) in cash, cash equivalents, and restricted cash	212,219	(24,563)
Cash, cash equivalents and restricted cash, beginning of period	81,249	51,292
Cash, cash equivalents and restricted cash, end of period	$293,468	$26,729
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$835	$762
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$160	$12
Amounts accrued for offering costs	$241	$215
Reclassification of warrants to equity	$—	$4,607

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
Since our inception, we have devoted our primary effort to raising capital and research and development activities. Our financial support has been provided primarily from the sale of our common and preferred stock, as well as through funds received under our collaborative research and development agreements, proceeds from our Term Loans as discussed in Note 5 below, and the issuance of convertible debt. Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. Management believes its currently available resources will provide sufficient funds to enable the Company to meet its operating plans for at least the next twelve months. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
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
Follow-on Public Offerings
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
On September 28, 2018, we completed an underwritten public offering of 2,530,000 shares of common stock, which included the exercise of the underwriters’ option to purchase an additional 330,000 shares of common stock. All shares were offered by us at a price to the public of $94.46 per share. The aggregate net proceeds received by us from the offering were $227.5 million, net of underwriting discounts and commissions.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2017, included in our Annual Form 10-K, as amended on September 14, 2018.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Options to purchase common stock	2,402	1,755	2,514	1,883
Warrants to purchase common stock	—	—	3	209
Total	2,402	1,755	2,517	2,092

Accounting Pronouncements Recently Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of assets recognized from costs incurred to fulfill a contract and became effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We assessed all potential impacts of the standard, and the most significant impacts relate to our accounting for variable consideration including revenues related to contingent “milestone” based payments and our disclosures required under the new standard as it relates to our two ongoing collaboration agreements, TESARO and Celgene. Application of the new standard requires that variable consideration be recognized to the extent that it is probable that a significant reversal in the amount of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Accordingly, we may be required to recognize milestone payments earlier in the period in which we determine a significant reversal will not occur, rather than when the milestone is achieved. However, we have reviewed the TESARO and Celgene agreements and have determined that given the nature of potential milestones owed to us under these agreements, and the inherent risk involved in developing drugs, and have determined that these potential milestones were not recognizable as of the standard adoption date. Additionally, while we currently disaggregate our revenue disclosures by collaborative agreement, additional discussion surrounding significant estimates made by management was required in our disclosure and included in Note 4 below. We adopted this standard using the modified retrospective approach for our annual reporting period beginning January 1, 2018, and did not record any adjustments upon adoption of this standard.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which intends to enhance the reporting model for financial instruments by providing users of financial instruments with more decision-useful information. The standard also addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments and requires additional disclosure about the nature, amount, timing and uncertainty of assets recognized from costs incurred to fulfill a contract and became effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period; early adoption is permitted. We adopted this standard as of January 1, 2018 and there was no material impact on our consolidated financial statements. We did not record any adjustments upon adoption of this standard and have consistently applied our accounting policies to all periods presented in the consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), which provides further guidance as to what constitutes a modification to the terms of shared based compensation, in order to create consistency in practice amongst all entities. ASU 2017-09 became effective for annual reporting periods beginning after December 15, 2017, including interim periods thereafter; early adoption is permitted, including adoption in an interim period. We adopted this standard as of January 1, 2018, and the impact was not material on our consolidated financial statements. We did not record any adjustments upon adoption of this standard.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use, or “ROU”, asset and a related lease liability on the balance sheet for all leases with a term longer than 12 months. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. ASU 2016-02 becomes effective for our annual reporting period beginning January 1, 2019, including interim periods thereafter; early adoption is permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (i) its effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. While we continue to assess all of the effects of adoption, we expect the recognition of new ROU assets and lease liabilities on our balance sheet for current real estate leases as well as the enhanced disclosure requirements will not have a material effect on our financial statements.
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	September 30, 2018	December 31, 2017
Laboratory equipment	$4,138	$3,687
Office furniture and equipment	723	605
Leasehold improvements	575	351
Property and equipment, gross	$5,436	$4,643
Less: accumulated depreciation and amortization	(4,092)	(3,978)
Total property and equipment, net	$1,344	$665

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	September 30, 2018	December 31, 2017
Accrued compensation and related expenses	$2,176	$1,588
Accrued research and contract manufacturing expenses	4,196	2,961
Other	773	326
Total accrued expenses	$7,145	$4,875
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
As of September 30, 2018, the transaction price includes the upfront payment, research reimbursement revenue, and milestones earned to date, which are allocated in their entirety to the single performance obligation. We recognized one future clinical milestone for $5.0 million during the three months ended September 30, 2018 upon determination that a significant reversal of revenue would not be probable. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to TESARO and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones recognized through September 30, 2018 under the TESARO Agreement are as follows:

	Anti-PD-1 (TSR042)		Anti-TIM-3 (TSR022)		Anti-LAG-3 (TSR033)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15	$1.0M	Q3'16
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16	$4.0M	Q2'17
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17	—	—
Phase 3 clinical trial initiation	$5.0M	Q3'18	—	—	—	—
Milestones achieved during the discovery period were recognized as revenue pro-rata through December 31, 2016. Milestones achieved during fiscal 2017 were recognized as revenue in the period earned, while milestones after December 31, 2017 were recognized upon determination that a significant reversal of revenue would not be probable. Cash is generally received within 30 days of milestone achievement.
Revenue from future contingent milestone payments will be recognized when it is more likely than not that the revenue will not be reversed in future periods.
We recognized $5.0 million in revenue under this agreement during the three and nine months ended September 30, 2018 related to one milestone upon determination that a significant reversal of revenue would not be probable, and $7.0 million in revenue under this agreement during the nine months ended September 30, 2017 related to two milestones. There was no revenue recognized under this agreement during the three months ended September 30, 2017.
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
As of September 30, 2018, the transaction price includes the upfront payment, success fees, expense reimbursement, and milestones earned to date, which are allocated in their entirety to the single performance obligation. None of the future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors, including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to Celgene and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones achieved through September 30, 2018 under the Celgene Agreement are as follows:

Anti-PD-1 (CC-90006)
Milestone Event	Amount	Quarter Recognized
Completion of first in vivo toxicology studies using GLPs	$0.5M	Q2'16
Phase 1 clinical trial initiation	$1.0M	Q4'16
Revenue from future contingent milestone payments will be recognized when it is more likely than not that the revenue will not be reversed in future periods. Cash is generally received within 30 days of milestone achievement.
There was no revenue recognized under this agreement during the three and nine months ended September 30, 2018 and 2017.
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
In January 2016, the Loan Agreement was amended to combine Term B Loans and Term C Loans for a total of $10.0 million available for draw through December 31, 2016 and delay the beginning of our Term A Loans’ principal repayments from February 1, 2016 until February 1, 2017. The Term B Loans and Term C Loans became available for draw on July 1, 2016. In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016, and Term A, B and C Loans are now collectively referred to as the Term Loans. Principal repayments began in February 2018, and as of September 30, 2018, there are 16 monthly principal and interest payments remaining on the Term Loans, with final maturity in January 2020. The Term Loans bear interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The interest rate was 8.69% as of September 30, 2018.
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
As of September 30, 2018, the carrying amount of the Term Loans was $9.9 million, which is net of unamortized discounts of $0.1 million and of which $7.5 million is classified as current liabilities as of September 30, 2018. The effective interest rate on the Term Loans at September 30, 2018 was 13.08%. As of September 30, 2018, future principal maturities of the Term Loans were $1.9 million, $7.5 million and $0.6 million in 2018, 2019 and 2020, respectively.
The Term Loans are secured by a first priority interest in most of our assets, excluding intellectual property. As of September 30, 2018, we were in compliance with the covenants contained in the Loan Agreement.
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2018
Money market funds(1)	$51,442	$51,442	$—	$—
Mutual funds(1)	236,332	236,332	—	—
U.S. treasury securities(2)	95,086	95,086	—	—
Certificates of deposit(2)	959	—	959	—
Agency securities(2)	44,647	—	44,647	—
Commercial and corporate obligations(1)(2)	80,646	—	80,646	—
At December 31, 2017
Money market funds(1)	$41,318	$41,318	$—	$—
Mutual funds(1)	28,817	28,817	—	—
U.S. treasury securities(2)	79,397	79,397	—	—
Agency securities(2)	59,948	—	59,948	—
Commercial and corporate obligations(2)	111,660	—	111,660	—

(1)	Included in cash and cash equivalents, and restricted cash in the accompanying consolidated balance sheets.

(2)	Included in short-term or long-term investments in the accompanying consolidated balance sheets depending on the respective maturity date.
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
The following table summarizes the activity in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 Inputs):

Nine Months Ended September 30,
(in thousands)	2017
Preferred Stock Warrant Liabilities:
Beginning balance	$(3,241)
Net gains (losses) included in other expense	(1,366)
Reclassification of warrant liabilities to equity	4,607
Ending balance	$—
Fair Value of Other Financial Instruments
The fair value of our other financial instruments estimated as of September 30, 2018 and December 31, 2017 are presented below:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$9,909	$10,671	$14,428	$15,650
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

Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of September 30, 2018 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$44,832	$—	$(185)	$44,647
Certificates of deposit(2)	959	—	—	959
Commercial and corporate obligations(3)	80,812	1	(167)	80,646
US Treasury securities(4)	95,276	—	(190)	95,086
Total available-for-sale investments	$221,879	$1	$(542)	$221,338

(1)	Of our outstanding agency securities, $42.9 million have maturity dates of less than one year and $1.7 million have a maturity date of between one to two years as of September 30, 2018.

(2)	All of our outstanding certificates of deposit have a maturity date of between one to two years as of September 30, 2018.

(3)
Of our outstanding commercial and corporate obligations, $74.6 million have maturity dates of less than one year and $6.1 million have a maturity date of between one to two years as of September 30, 2018.

(4)	Of our outstanding U.S. Treasury securities $85.2 million have maturity dates of less than one year and $9.9 million have a maturity date of between one to two years as of September 30, 2018.
7. Stockholders’ Equity
Common and Preferred Stock
On January 31, 2017, upon completion of our IPO, we amended our Certificate of Incorporation to increase the number of authorized shares of common stock to 500,000,000 with a par value of $0.001 and decrease the number of authorized shares of preferred stock to 10,000,000 with a par value of $0.001 per share.
Common Stock
Of the 500,000,000 shares of common stock authorized, 26,748,713 shares were issued and outstanding as of September 30, 2018. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at September 30, 2018 are as follows:

Issued and Outstanding:
Stock options	2,308,389
Shares Reserved For:
2017 Equity Incentive Plan	2,038,194
Employee Stock Purchase Plan	455,913
Total	4,802,496
Warrant Exercises
During the nine months ended September 30, 2018, 16,770 shares of common stock were issued as a result of warrant exercises. During the nine months ended September 30, 2017, warrants for the purchase of 476,251 shares of common stock were exercised, of which 358,342 were exercised by a net exercise method. As a result, we issued 397,445 shares of common stock, net. As of September 30, 2018, all warrants have been exercised.

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
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one year period. Additionally, new non-employee directors receive stock options that vest over a three-year period. Each have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the nine months ended September 30, 2018 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	2,425,903	$12.03
Granted	339,557	$100.98
Exercises	(410,551)	$5.21
Forfeitures and cancellations	(46,520)	$49.68
Outstanding at September 30, 2018	2,308,389	$25.57	7.25	$173,085
Exercisable at September 30, 2018	1,330,540	$10.62	6.27	$118,779

Total cash received from the exercise of stock options was approximately $2.1 million during the nine months ended September 30, 2018.
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

Stock-Based Compensation Expense
The estimated fair values of stock option awards granted to employees were determined on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.6%	2.0%
Expected volatility	68.0%	64.4%
Expected dividend yield	—%	—%
Expected term (in years)	6.25	6.25
Weighted average grant date fair value per share	$63.49	$22.54
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
There were 339,557 and 1,061,106 stock options granted during the nine months ended September 30, 2018 and 2017, respectively.
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Research and development	$837	$198	$2,492	$997
General and administrative	1,695	744	4,848	2,249
Total	$2,532	$942	$7,340	$3,246

At September 30, 2018, there was $27.8 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.46 years.
9. Australia Research and Development Tax Incentive
Our Australian subsidiary, which conducts core research and development activities on our behalf, is eligible to receive a 43.5% refundable tax incentive for qualified research and development activities during fiscal 2018 and fiscal 2017. For the three months ended September 30, 2018 and 2017, less than $0.1 million and $0.2 million, respectively, were recorded as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2018 and 2017 $0.1 million and $1.4 million, respectively, were recorded as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss. As of September 30, 2018 our tax incentive receivable from the Australian government was $0.2 million. We received approximately $1.5 million and $4.6 million in cash during the nine months ended September 30, 2018 and 2017, respectively, related to the tax incentive.
10. Commitments and Contingencies
Operating Leases

In May 2018, we entered into a three year sub-lease agreement for an additional 18,000 square feet of office space. We also continue to lease our headquarters under a non-cancellable operating lease for which we early exercised our option to renew for an additional five-year period in fiscal 2015. Both leases expire in 2021.
At September 30, 2018, the future minimum annual obligations under non-cancellable operating lease commitments are as follows:

Years Ending December 31, (in thousands)
2018	$201
2019	938
2020	968
2021	726
2022	—
Thereafter	—
Total minimum payments required	$2,833
Other Commitments and Contingencies
We have entered into agreements with certain vendors for the provision of goods and services, which includes manufacturing services with contract manufacturing organizations and development services with contract research organizations. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and section 27A of the Securities Act of 1933, as amended (Securities Act). The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” and “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
The forward-looking statements in this report include, among other things, statements about:

•	the success, cost and timing of our product candidate development activities and ongoing and planned clinical trials;

•
our plans to develop and commercialize antibodies, including our lead product candidates etokimab for patients with severe allergic and atopic diseases and ANB019 for patients with generalized pustular psoriasis, or GPP, and palmo-plantar pustular psoriasis, or PPP;

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

•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

•	the timing of and our ability to obtain and maintain regulatory approvals for etokimab and ANB019 and our other product candidates;

•	our ability to develop our product candidates;

•	the rate and degree of market acceptance and clinical utility of any approved product candidates;

•	the size and growth potential of the markets for any approved product candidates, and our ability to serve those markets;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;

•	regulatory developments in the United States, the United Kingdom, Australia and other foreign countries;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	our use of the net proceeds from our public offerings;

•	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report. Moreover, we operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
You should read this Quarterly Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.
Unless the context indicates otherwise, as used in this Quarterly Report, the terms “AnaptysBio,” “company,” “we,” “us” and “our” refer to AnaptysBio, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted. AnaptysBio is our common law trademark. This Quarterly Report contains additional trade names, trademarks and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the nine months ended September 30, 2018, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2017, included in the Company’s Form 10-K, as amended. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this report.
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
Our most advanced wholly-owned antibody programs, etokimab and ANB019, neutralize therapeutic targets that are genetically associated with severe inflammatory disorders in humans. Etokimab is the nonproprietary name adopted by the United States Adopted Names Council, in consultation with the World Health Organization International Nonproprietary Names Expert Committee, for our anti-IL-33 antibody drug candidate previously referred to as ANB020. Etokimab inhibits the activity of the interleukin-33 cytokine, or IL-33, which we believe is broadly applicable to the treatment of atopic inflammatory disorders, such as moderate-to-severe atopic dermatitis, eosinophilic asthma, chronic rhinosinusitis with nasal polyps and potentially other allergic conditions. We have completed a Phase 1 trial of etokimab in healthy volunteers in Australia, the results of which were presented at the 2017 American Academy of Dermatology, or AAD, Annual Meeting and the American Academy of Allergy, Asthma and Immunology, or AAAAI, 2017 Annual Meeting in March 2017. We believe the results of this Phase 1 trial demonstrate a favorable safety profile of etokimab, which was well-tolerated and for which no dose-limiting toxicities were observed, and favorable pharmacodynamic properties of etokimab, where a single dose was sufficient to suppress IL-33 function for approximately three months post-dosing as measured by an ex vivo pharmacodynamic assay.
We have subsequently completed a Phase 2a proof-of-concept trial of etokimab in 12 moderate-to-severe adult atopic dermatitis patients, under an approved Clinical Trial Authorisation, or CTA, with the U.K. Medicines and Healthcare Products Regulatory Agency, or MHRA, announced top-line data from an interim analysis of this trial in October 2017 and presented data upon completion of this trial at the 2018 AAD Annual Meeting in February 2018 and the 2018 European Academy of Allergy and Clinical Immunology, or EAACI, Congress in May 2018.
This Phase 2a trial enrolled 12 moderate-to-severe adult atopic dermatitis patients, who were initially administered a single intravenous dose of placebo within 14 days of enrollment, followed by a single intravenous 300mg dose of etokimab one week subsequent to placebo. Prior to enrollment in the study, patients were not permitted any systemic or topical medications during a wash-out period. Patients were permitted to take a monitored amount of topical corticosteroids as rescue therapy during the course of the study. Clinical response was assessed by a number of endpoints, including the improvement of each patient’s Eczema Area Severity Index, or EASI, score, a tool used to measure the extent and severity of atopic dermatitis, at key time points following etokimab administration relative to their enrollment baseline. Additional efficacy endpoints measured during the trial included the 5-dimensional pruritus, or 5-D pruritus, scale which measures itchiness, the 5-point Investigator’s Global Assessment, or IGA, scale, Dermatology Life Quality Index, or DLQI, and the SCORing Atopic Dermatitis, or SCORAD, scale. The average baseline EASI score at enrollment amongst all 12 patients was 32. All 12 patients were inadequately controlled by topical corticosteroids and seven of these 12 patients were treated with systemic non-biologic anti-inflammatory therapy prior to the screening washout period of this trial, and exhibited an average EASI baseline score of 36 upon enrollment, while the remaining five of 12 enrolled patients did not require systemic immuno-modulators pre-study and exhibited an average EASI baseline score of 27. Biomarkers included blood eosinophil levels, an ex vivo pharmacodynamic assay measuring IL-33 mediated interferon-gamma release, granulocyte infiltration and cytokine levels in localized skin lesions measured five days after placebo administration and five days after etokimab administration.
We believe the data from this trial demonstrate proof-of-concept for etokimab in moderate-to-severe adult atopic dermatitis and suggest that etokimab may provide meaningful differentiation in terms of patient convenience. Based on our analysis of publicly available data sources and interviews with physicians and key opinion leaders in the field, atopic dermatitis affects approximately 1.4 million adults in the United States, and we estimate that 280,000 of these patients have moderate-to-severe atopic dermatitis.
As further development in atopic dermatitis, we are enrolling a Phase 2b randomized, double-blinded, placebo-controlled, multi-dose study in 300 adults patients with moderate-to-severe atopic dermatitis, also referred to as the ATLAS trial, to assess different dose levels and dosing frequencies of subcutaneously-administered etokimab for a 16-week treatment period followed by an eight-week monitoring period, with top-line data expected in the second half of 2019. Sixty patients are being randomized into each of five arms in the ATLAS trial where dosing will occur as follows: (i) initial 600mg loading dose followed by 300mg monthly doses of etokimab, (ii) initial 300mg loading dose followed by 150mg monthly doses of etokimab, (iii) initial 300mg loading dose followed by 150mg doses of etokimab every eight weeks, (iv) monthly 20mg doses of etokimab and (v) monthly doses of placebo.
We are conducting, under a CTA with the MHRA in the United Kingdom and under an Investigational New Drug Application, or IND, with the U.S. Food and Drug Administration, or FDA, a randomized, placebo-controlled Phase 2a trial of etokimab in 25 severe adult eosinophilic asthma patients who were randomized between a single 300mg intravenous dose of etokimab or placebo upon enrollment (Day 1) at six sites located in the United States and the United Kingdom. Upon screening, which occurred 7 to 14 days prior to enrollment, patients were required to have a blood eosinophil count of at least 300 per microliter, confirmed clinical diagnosis of severe asthma according to the Global Initiative for Asthma, or GINA, 2016, pre-bronchodilator Forced Expiratory Volume in One Second, or FEV1, of less than 80% of predicted and at least one asthma exacerbation within the past 12 months requiring use of rescue medication. Patients were required to be stably maintained on high-dose inhaled corticosteroids, or ICS, and long-acting beta-2-agonists, or LABA, for at least three months prior to screening and were required to continue ICS/LABA therapy during the course of this trial. Baseline clinical assessments were conducted for each patient on Day 1 prior to etokimab or placebo dose, and patients completed follow-up clinical assessments on Days 2, 8, 22, 36 and 64 as of an interim analysis. The last monitoring visit for each patient will occur on Day 127 post-dose. Baseline parameters of etokimab-dosed patients (n=12) were 545 blood eosinophils per microliter, 2.5 liters FEV1 and 65% predicted FEV1, while placebo-dosed patients (n=13) had 705 blood eosinophils per microliter, 2.5 liters FEV1 and 66% predicted FEV1. Nine of 12 (75%) etokimab-dosed patients were male with an average age of 41, while nine of 13 (69%) placebo-dosed patients were male with an average age of 36.
We announced top-line data from this Phase 2a trial in September 2018, which we believe demonstrated proof-of-concept for etokimab in severe adult eosinophilic asthma patients with rapid and sustained FEV1 improvement. Etokimab-dosed patients rapidly improved lung function by Day 2, where FEV1 increased by 8% over placebo. FEV1 increase was sustained at Day 64, where etokimab-dosed patients demonstrated 11% increase over placebo. Blood eosinophil reduction, which is a biomarker illustrative of etokimab’s mechanistic breadth, was observed at 31% over placebo at Day 2 and sustained to 46% over placebo at Day 64. This reduction correlated with FEV1 improvement and was consistent with the blood eosinophil effects observed in a prior single dose etokimab trial in moderate-to-severe atopic dermatitis patients. Etokimab was generally well-tolerated by all patients and no serious adverse events have been reported to date. No treatment-emergent adverse events were deemed to be etokimab-related, and the most frequent treatment-emergent adverse events reported were single occurrences of moderate strep throat in two etokimab-dosed patients and single occurrences of mild vomiting in two placebo-dosed patients. No exacerbations or rescue therapy usage has been reported as of the interim analysis. This Phase 2a trial is currently ongoing and the company plans to report full data from this trial at a medical conference in 2019 following trial completion. In addition, we plan to continue development of etokimab in eosinophilic asthma with a multi-dose Phase 2b randomized, double-blinded, placebo-controlled trial, which is expected to be initiated in 2019. We estimate that approximately 1.1 million adults in the United States are diagnosed with severe asthma that is uncontrolled through standard-of-care, and 50% of these patients have eosinophilic asthma.
We have cleared an IND to the FDA and have initiated a randomized, placebo-controlled Phase 2 trial of etokimab in approximately 100 adult patients with chronic rhinosinusitis with nasal polyps, or CRSwNP, which is a debilitating atopic disorder associated with elevated IL-33 pathway signaling. Patients in this trial, also known as the ECLIPSE trial, will be randomized between three subcutaneous dosing cohorts, each in combination with mometasone furoate nasal spray as background therapy, as follows: (i) initial 300mg loading dose followed by 150mg monthly doses of etokimab, (ii) initial 300mg loading dose followed by 150mg doses of etokimab every eight weeks, and (iii) monthly doses of placebo. Efficacy will be assessed at week 16 post-dosing, with an eight week monitoring period, using the bilateral endoscope Nasal Polyp Score and Sino-Nasal Outcome Test and we anticipate top-line data from this trial to be available in the second half of 2019. Based on publicly available data sources, CRSwNP affects approximately 1.3 million adults in the United States and we estimate that 400,000 of these patients are inadequately controlled with standard-of-care.
As a result of market assessment regarding the adoption of the peanut oral food challenge in future commercial usage of etokimab in peanut allergy patients, we have decided to deprioritize further company-sponsored clinical development of etokimab in moderate-to-severe baseline adult peanut allergy patients. We therefore do not intend to utilize our capital or clinical development resources to pursue a Phase 2b clinical trial of etokimab in peanut allergy, however we may pursue potential investigator-sponsored trials related to this indication.
ANB019 inhibits the interleukin-36 receptor, or IL-36R, for the treatment of rare inflammatory diseases including generalized pustular psoriasis, or GPP, and palmoplantar pustulosis, or PPP, previously referred to as palmo-plantar pustular psoriasis. We have completed, under an approved Clinical Trial Notification, or CTN, a Phase 1 clinical trial in healthy volunteers for which we announced positive top-line results from an interim analysis of this trial and subsequently presented completed data from this trial at the 2018 EAACI Congress. In the double-blinded, placebo-controlled healthy volunteer Phase 1 trial, 36 subjects were administered a single subcutaneous or intravenous dose of ANB019 ranging between 10 mg and 750 mg, 18 subjects were administered multiple ascending doses of ANB019 intravenously ranging between 40 mg and 300 mg weekly for four consecutive weeks and 18 subjects were dosed with placebo. ANB019 was well-tolerated by all subjects and no dose-limiting toxicities were observed. The most frequent treatment-emergent adverse events observed in the single ascending dose cohorts were upper respiratory tract infections in 10 of 36 (28%) subjects dosed with ANB019 versus six of 12 (50%) subjects dosed with placebo, and headache in 10 of 36 (28%) subjects dosed with ANB019 versus three of 12 (25%) subjects dosed with placebo. In the multiple ascending dose cohorts, the most frequent treatment-emerging adverse events observed were headache in seven of 18 (39%) subjects dosed with ANB019 versus one of six (17%) subjects dosed with placebo. No serious adverse events were reported among any subjects in the trial. The in vivo half-life of ANB019 was approximately 28 days for both subcutaneous and intravenous routes of administration, with bioavailability of approximately 90 percent. A single dose of ANB019 at certain dose levels was able to completely suppress IL-36 cytokine function for 85 days, as measured by IL-36 cytokine-mediated release of IL-8 using an ex vivo pharmacodynamic assay. The favorable pharmacokinetics and pharmacodynamic properties of ANB019 and other results demonstrated by this Phase 1 trial support advancement of ANB019 into Phase 2 studies for GPP and PPP.
We have received clearance of a CTA filing to the MHRA and an IND filing with the FDA, and have initiated a 10-patient open-label, multi-dose, single-arm Phase 2 trial of ANB019 in GPP patients, also referred to as the GALLOP trial, where top-line data are anticipated in mid 2019. All patients in the GALLOP study are dosed with a 750mg intravenous loading dose of ANB019 upon enrollment, followed by 100mg subcutaneously-administered monthly doses of ANB019 for a treatment period of up to 16 weeks post enrollment and then monitored for a total of 8 weeks. We have cleared an IND with the FDA and have initiated, in the United States, a randomized, double-blind, placebo-controlled approximately 50-patient multi-dose trial of ANB019 in PPP, also referred to as the POPLAR trial, where patients are randomized between two subcutaneous dosing cohorts, as follows: (i) an initial loading dose of 200mg followed by 100mg monthly doses of ANB019 and (ii) monthly doses of placebo, for a treatment period of 16 weeks post enrollment, with a subsequent monitoring period of 8 weeks. We intend to submit a CTA filing to the MHRA to permit expansion of the POPLAR trial in the United Kingdom. We anticipate top-line data from the POPLAR trial in the second half of 2019.
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

The following table summarizes certain key information about our wholly-owned and partnered product candidates:

Program	Therapeutic Indication	Discovery	Preclinical	Phase 1	Phase 2	Phase 3	Commercial Rights
Etokimab (ANB020): Anti-IL-33	Atopic Dermatitis				Phase 2a Data Presented at AAD and EAACI 2018; ATLAS: Phase 2b Top-Line Data H2 2019		AnaptysBio
	Eosinophilic Asthma				Phase 2a Top-Line Data Sep 2018; Phase 2b To Be Initiated in 2019		
	Chronic Rhinosinusitis With Nasal Polyps				ECLIPSE: Phase 2 Top-Line Data H2 2019		
ANB019: Anti-IL-36R	Generalized Pustular Psoriasis			Phase 1 Data Presented at EAACI 2018	GALLOP: Phase 2 Top-Line Data Q2 2019		
	Palmoplantar Pustulosis				POPLAR: Phase 2 Top-Line Data H2 2019		
Anti-Inflammatory Checkpoint Modulator	Inflammation			IND Filing H2 2019			
TSR-042: Anti-PD-1	Immuno-Oncology				Registration Trial Ongoing		TESARO
TSR-022: Anti-TIM-3	Immuno-Oncology			TSR-042 Combination Trial Ongoing			
TSR-033: Anti-LAG-3	Immuno-Oncology			TSR-042 Combination Trial Ongoing			
TSR-075: Anti-PD-1/ LAG-3 Bispecific	Immuno-Oncology		IND-Enabling Studies Ongoing				
CC-90006: Anti-PD-1 Agonist	Psoriasis			Ongoing			Celgene
Undisclosed	Inflammation		Ongoing

Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. From inception through September 30, 2018, we have received $76.6 million in cash in non-dilutive funding from our collaborators.
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
We expense research and development costs as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received.
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
We have completed Phase 1 trials for etokimab and ANB019 and have ongoing Phase 2a and 2b clinical trials as well. We expect our research and development expenses to be higher for the foreseeable future as we continue to advance our product candidates.
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
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed with the SEC on March 5, 2018, as amended on September 14, 2018, other than to revenue recognition upon adoption of ASC Topic 606, as discussed below.
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
Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2018 and 2017
Collaboration Revenue
We recognized $5.0 million of collaboration revenue for the three and nine months ended September 30, 2018 related to one TESARO milestone compared to no revenue and $7.0 million for two TESARO milestones recognized for the three and nine months ended September 30, 2017, respectively. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Research and Development Expenses
We do not track fully burdened research and development costs separately for each of our drug candidates. We review our research and development expenses by focusing on external development and internal development costs. External development expenses consist of costs associated with our external preclinical and clinical trials, including pharmaceutical development and manufacturing. Included in preclinical and other unallocated costs are external corporate overhead costs that are not specific to any one program. Internal costs consist of salaries and wages, share-based compensation and benefits, which are not tracked by product candidate as several of our departments support multiple product candidate research and development programs. The following table summarizes the external costs attributable to each program and internal costs (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase	2018	2017	Increase
External Costs
Etokimab	$7,038	$2,547	$4,491	$13,857	$8,459	$5,398
ANB019	4,295	573	3,722	10,077	2,481	7,596
Preclinical and other unallocated costs	2,904	1,422	1,482	6,123	4,175	1,948
Total External Costs	$14,237	$4,542	$9,695	$30,057	$15,115	$14,942
Internal Costs	3,646	2,155	1,491	10,219	6,722	3,497
Total Costs	$17,883	$6,697	$11,186	$40,276	$21,837	$18,439
Research and development expenses were $17.9 million during the three months ended September 30, 2018 compared to $6.7 million during the three months ended September 30, 2017 for an increase of $11.2 million, primarily due to a $6.2 million increase in manufacturing expenses, a $1.5 million increase in clinical expenses primarily related to the initiation of our ATLAS trial, a $1.5 million increase in personnel costs including stock compensation expense and a $1.2 million increase in pre-clinical expenses.
Research and development expenses were $40.3 million during the nine months ended September 30, 2018 compared to $21.8 million during the nine months ended September 30, 2017 for an increase of approximately $18.5 million, primarily due to a $5.9 million increase in manufacturing expenses, a $4.3 million increase in clinical expenses related to the initiation of our ATLAS trial and our Phase 2a for moderate-to-severe adult atopic dermatitis, a $3.5 million increase in personnel costs including stock compensation expense, a $2.9 million increase in outside services for preclinical expenses, and a $1.3 million decrease in Australian tax incentives recognized.
We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.
General and Administrative Expenses
General and administrative expenses were $4.0 million during the three months ended September 30, 2018 compared to $2.4 million during the three months ended September 30, 2017 for an increase of $1.6 million, primarily due to a $1.4 million increase in personnel costs including stock compensation expense.
General and administrative expenses were $11.8 million during the nine months ended September 30, 2018 compared to $6.8 million during the nine months ended September 30, 2017 for an increase of $5.0 million, primarily due to a $3.3 million increase in personnel costs including stock compensation expense and a $0.6 million increase in consulting expenses.
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
Interest Expense
Interest expense was $0.4 million and $1.3 million during the three and nine months ended September 30, 2018, respectively, and represents effective interest of approximately 13.08% on an outstanding principal balance of $10.0 million. Interest expense was $0.5 million and $1.3 million during the three and nine months ended September 30, 2017, respectively, and represented effective interest of 12.08% through September 30, 2017 on an outstanding principal balance of $15.0 million.
Change in Fair Value of Liabilities for Preferred Stock Warrants
As discussed in Item 1 — Note 1 above, all of the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock upon our IPO and were accounted for as equity from the conversion date forward.

Interest Income
Interest income was $1.4 million and $0.4 million during the three months ended September 30, 2018 and 2017, and $3.9 million and $0.8 million during the nine months ended September 30, 2018 and 2017, respectively, which primarily related to our short-term and long-term investments, the balance of which increased as a result of the investment of proceeds from our follow-on offering in October 2017.
Other Income (Expense), Net
Other income (expense), net was less than $0.1 million during the three months ended September 30, 2018 and 2017, respectively and primarily related to foreign exchange transactions through our Australian subsidiary.
Other income (expense), net was a loss of $0.2 million and a gain of $0.3 million during the nine months ended September 30, 2018 and 2017, respectively and primarily related to foreign exchange transactions through our Australian subsidiary.
Liquidity and Capital Resources
From our inception through September 30, 2018, we have received an aggregate of $712.1 million to fund our operations which included $616.4 million from the sale of equity securities, $76.6 million from our collaboration agreements and $19.1 million from venture debt. As of September 30, 2018, we had $512.4 million in cash, cash equivalents and investments.
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
On September 28, 2018, we completed an underwritten public offering of 2,530,000 shares of common stock, which included the exercise of the underwriters’ option to purchase an additional 330,000 shares of common stock. All shares were offered by us at a price to the public of $94.46 per share. The aggregate net proceeds received by us from the offering were $227.5 million, net of underwriting discounts and commissions.
We may seek to obtain additional financing in the future through equity or debt financings or through collaborations or partnerships with other companies. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially adversely affected.
Under our original Loan Agreement, we could borrow up to $15.0 million in three separate draws of $5.0 million each. In January 2016, we amended the Loan Agreement to combine Term B Loans and Term C Loans for a total of $10.0 million available for draw and delay the principal repayments for our Term A Loans from February 1, 2016 until February 1, 2017.
In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016; principal repayments began in February 2018. As of September 30, 2018, there are 16 equal monthly principal and interest payments remaining on the Term Loans, with final maturity in January 2020. The Term Loans bear interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The interest rate was 8.69% as of September 30, 2018.
Funding Requirements
Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, including manufacturing, laboratory and related supplies, compensation and related expenses, legal, patent and other regulatory expenses and general overhead costs. We have entered into agreements with certain vendors for the provision of services, including services related to commercial manufacturing, that we are unable to terminate for convenience. Under such agreements, we are contractually obligated to make certain minimum payments to the vendors, with the amounts to be based on the timing of the termination and the specific terms of the agreement.
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
Cash, cash equivalents and investments totaled $512.4 million as of September 30, 2018, compared to $324.3 million as of December 31, 2017. We believe that our existing cash, cash equivalents and investments will fund our current operating plan at least through the end of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(in thousands)	2018	2017	Change
Net cash (used in) provided by:
Operating activities	$(36,216)	$(14,628)	$21,588
Investing activities	23,699	(90,001)	(113,700)
Financing activities	224,736	80,066	(144,670)
Net increase (decrease) in cash, cash equivalents and restricted cash	$212,219	$(24,563)	$(236,782)
Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2018 of $36.2 million was primarily due to our net loss of $44.7 million, adjusted for addbacks for non-cash expenses of $7.5 million which includes stock-based compensation and net increases in working capital of $1.0 million. Net cash used in operating activities during the nine months ended September 30, 2017 of $14.6 million was primarily due to our net loss of $23.2 million, adjusted for non-cash expenses of $5.2 million which includes stock-based compensation and warrant liability fair value adjustments and decreases in working capital of $3.4 million.
Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2018 primarily relates to the maturities of our investments, which was used to acquired additional debt securities and fund our operating expenses, while the cash used in investing activities during the nine months ended September 30, 2017 was primarily due to the acquisition of investments with the proceeds from our IPO.
Financing Activities
The net cash provided by financing activities during the nine months ended September 30, 2018 of $224.7 million was primarily related to net proceeds of $227.5 million from our follow-on offering in September 2018 and proceeds of $2.1 million from the issuance of common stock upon the exercise of stock options, offset by principal payments of $5.0 million made on our Term Loans. Net cash provided by financing activities during the nine months ended September 30, 2017 of $80.1 million was primarily related to net proceeds of $80.2 million from our IPO as well as proceeds of $1.4 million from the issuance of common stock as a result of option and warrant exercises, offset by $1.5 million in payments for offering costs.
Contractual Obligations
Operating Leases
In May 2018, we entered into a three year sub-lease agreement for an additional 18,000 square feet of office space. We also lease our headquarters under a non-cancellable operating lease for which we exercised our option to renew for an additional five-year period in fiscal 2015. Both leases expire in 2021.
At September 30, 2018, the future minimum annual obligations under non-cancellable operating lease commitments are $0.2 million, $0.9 million, $1.0 million, and $0.7 million for the remainder of fiscal years ending 2018, 2019, 2020, and 2021, respectively.

Other Commitments and Contingencies
We have entered into agreements with certain vendors for the provision of goods and services, which includes manufacturing services with contract manufacturing organizations and development services with contract research organizations. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2018, there have been no material changes surrounding our market risk, including interest rate risk or inflation risk, from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2017 Form 10-K, as amended on September 14, 2018, other than those discussed below.

Foreign Currency Exchange Risk

We conduct a portion of our business with CROs in currencies other than our U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the euro, British pound, Australian dollar, and Canadian dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income. We do not hedge our foreign currency exchange rate risk, however, we may do so in the future. As of September 30, 2018, we had less than $0.3 million of accounts payable and receivables denominated in foreign currencies, and a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our unaudited consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of September 30, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. For Example, results from our initial Phase 2a clinical trials of etokimab may not be representative of the results we will experience in later Phase 2b and registration trials. If our later clinical trials are unsuccessful, etokimab may be delayed in development or fail entirely, which would have a material adverse impact on our business.
We have elected to structure our initial Phase 2a clinical trials in etokimab as investigational studies that enroll a relatively limited number of patients and are intended to allow us to better assess patient responses and potential efficacy results before designing and commencing Phase 2b clinical trials. We believe the results we have observed in the initial Phase 2a clinical trials of etokimab in atopic dermatitis and severe adult eosinophilic asthma suggest a reasonable basis for continuing development of etokimab in these indications through larger Phase 2b clinical trials. However, our Phase 2a trials involve relatively small patient populations, for example 12 patients in our Phase 2a trial in atopic dermatitis and 25 patients in our Phase 2a trial in severe adult eosinophilic asthma. These small numbers may result in variability in our data. The results we have observed in these smaller patient populations may not be predictive of results we will experience in later studies.
In addition, later studies may also include different design elements that could contribute to us experiencing different results than we have observed in our Phase 2a trials. In addition, the initial results we have reported from our completed Phase 2a clinical trials have included interim analyses and top-line results, which may not accurately predict the final results of the clinical trial or the results of future clinical trials. For instance, while we expect FEV1 to be an important endpoint in our later studies, our data from our Phase 2a study of severe adult eosinophilic asthma are from a single dose of drug evaluated only at timepoints through Day 64 and not at the planned Day 127 timepoint.

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
We have conducted various preclinical studies of our product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. We have only completed early Phase 1 and Phase 2a clinical trials for etokimab and subsequent patient trials with etokimab are currently ongoing. We also have only recently completed a Phase 1 clinical trial with ANB019. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, or to observe results in later stage clinical trials that are unexpected based on early clinical trials. Many product candidates fail in clinical trials despite promising preclinical and early clinical results. In addition, top-line results of a clinical trial, which generally reflect preliminary reviews of primary efficacy and/or safety results, do not necessarily predict final results, and any top-line findings or assessments are subject to change pending the completion of final data review procedures. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
In the single-ascending dose segment of our Phase 1 clinical trial of etokimab, the most common adverse events were upper respiratory tract infection and headache, and we observed one case of severe neutropenia in one individual, which was acute and not persistent, and was not determined to be drug-related. No adverse events were determined to be drug related. All safety information generated under the single-ascending dose segment of our Phase 1 clinical trial was included in the US IND and UK CTA submissions which were subsequently cleared by the FDA and MHRA, respectively. In our Phase 2a proof-of-concept trial for moderate-to-severe adult atopic dermatitis patients, one serious adverse event of severe depression was reported by a single patient on Day 140 post-etokimab, in a subject who had preexisting depression; this adverse event was not determined to be drug related. The most frequent treatment-emergent adverse events reported were mild dizziness in patients subsequent to placebo dosing, and mild headache in patients post-etokimab administration. In our Phase 2a proof-of-concept trial for severe adult eosinophilic asthma patients, no treatment-emergent adverse events were deemed to be etokimab-related, and the most frequent treatment-emergent adverse events reported were single occurrences of moderate strep throat in two etokimab-dosed patients and single occurrences of mild vomiting in two placebo-dosed patients. Subjects in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or in our Phase 1 or Phase 2a clinical trials. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which will inform our dosing strategy for future clinical trials, however such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans, and may lead to unforeseen toxicity not previously observed in preclinical testing. If preclinical studies of our product candidates fail to provide preliminary evidence of safety to the satisfaction of regulatory authorities or do not otherwise produce satisfactory results, we may incur additional costs or experience delays in initiating and/or advancing the development and commercialization of our product candidates. Further, if clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
We have elected to structure our initial Phase 2a clinical trials in etokimab as investigational studies that enroll a relatively limited number of patients and are intended to allow us to better assess patient responses and potential efficacy results before designing and commencing Phase 2b clinical trials. We believe the results we have observed in the initial Phase 2a clinical trials of etokimab in atopic dermatitis and severe adult eosinophilic asthma suggest a reasonable basis for continuing development of etokimab in these indications through larger Phase 2b clinical trials. However, our Phase 2a trials involve relatively small patient populations, for example 12 patients in our Phase 2a trial in atopic dermatitis and 25 patients in our Phase 2a trial in severe adult eosinophilic asthma. The results we have observed in these smaller patient populations may not be predictive of results we will experience in later studies. Furthermore, the average results reported from our Phase 2a trials (for example, the average change in FEV1 reported in connection with our Phase 2a trial in severe adult eosinophilic asthma) are subject to significant variability due to the small number of patients enrolled, and are not expected to be, and are unlikely to be, statistically significant.
In addition, later studies may also include different design elements that could contribute to us experiencing different results than we have observed in our Phase 2a trials. In addition, the initial results we have reported from our completed Phase 2a clinical trials have included interim analyses and top-line results, which may not accurately predict the final results of the clinical trial or the results of future clinical trials. For instance, while we expect FEV1 to be an important endpoint in our later studies, our data from our Phase 2a study of severe adult eosinophilic asthma are from a single dose of drug evaluated only at timepoints through Day 64 and not at the planned Day 127 timepoint.
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
Our ability to continue to develop our product candidates, and to have the potential to achieve and sustain profitability, depends on the FDA and foreign regulatory authorities permitting us to conduct human clinical trials and, if our products are safe and effective, obtaining approval from the FDA and foreign regulatory authorities to market them and subsequently successfully commercializing them, either alone or with our collaborators. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and foreign regulatory authorities. Though we have cleared an IND and CTA to conduct clinical trials for both etokimab and ANB019 in the United States and United Kingdom, respectively, before commencing clinical trials in the United States for any other product candidate, we must submit an IND to the FDA; foreign regulatory authorities enforce similar requirements for initiation of clinical trials in other countries. An IND or foreign equivalent requires extensive preclinical studies, and there is no guarantee that the FDA or foreign regulatory authorities will allow clinical trials to proceed based on the IND or equivalent submission. For example, although we have initiated toxicology studies for our product candidates, the FDA in the United States, the Therapeutic Goods Administration in Australia or other foreign regulatory authorities, as applicable, may not allow our clinical trials to proceed in the regulatory authority’s jurisdiction if we are unable to show safety margins acceptable to the particular regulatory authority in appropriate animal species in our preclinical toxicology studies.
Even if we or our collaborators initiate and complete clinical trials for our product candidates, we will not be permitted to market our product candidates in the United States until we receive approval of a Biologics License Application, or BLA, from the FDA, and will not be permitted to market in other countries without marketing approval from foreign regulatory authorities. Obtaining approval of a BLA or other marketing approvals is often a lengthy, expensive and uncertain process over which the FDA and foreign regulatory authorities have substantial discretion. Other than submitting and receiving acceptance for our CTN for etokimab in Australia, obtaining clearance for our IND for a Phase 2a clinical trial of etokimab in severe adult peanut allergy in the United States, obtaining written responses from the FDA regarding a pre-IND submission for a study of etokimab in moderate to severe atopic dermatitis, obtaining clearance for our CTA for our Phase 2a clinical trial of etokimab in moderate-to-severe adult atopic dermatitis, obtaining clearances for our IND and CTA for a Phase 2a clinical trial of severe eosinophilic asthma patients in the United States and United Kingdom, and obtaining clearance for our CTN for ANB019 in Australia, obtaining clearance for our IND and CTA for a Phase 2 trial of ANB019 in generalized pustular psoriasis patients and obtaining clearance of our IND for a Phase 2 trial of ANB019 in palmo-plantar pustulosis patients, we have not yet discussed with the FDA or foreign regulatory authorities the development plans for any of our product candidates or the designs of any of our later-stage clinical studies. We thus may not have the full benefit of the FDA’s or foreign regulatory authorities’ current thinking on trial designs or product development for our target indications. For example, we believe a small pivotal trial, potentially with approximately 100 patients, may be sufficient to demonstrate substantial evidence of efficacy of ANB019 in generalized pustular psoriasis, or GPP, patients. However, we have not yet discussed clinical trial design for this indication with the FDA, and the FDA may disagree with our proposed trial design, including the number of patients necessary to demonstrate efficacy and/or may require us to conduct more than one pivotal study in order to obtain approval of a BLA.
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
For asthma, our competitors include omalizumab (Xolair; Roche) which has received FDA approval and functions by inhibiting the binding between free IgE and FceRI; antibodies that bind IL-5 and inhibit its interaction with the IL-5 receptor such as mepolizumab (Nucala; Glaxosmithkline) and reslizumab (Cinqair; Teva), both of which the FDA has approved for the add-on maintenance treatment in patients with severe eosinophilic asthma; antibodies such as benralizumab (FASENRA, AstraZeneca) that bind the IL-5 receptor; antibodies that bind to IL-13 such as lebrikizumab (Dermira), tralokinumab (AstraZeneca, LEO Pharma) and anrukinzumab (Pfizer), which are in clinical testing; antibodies that bind the IL-4 receptor alpha chain, such as dupilumab (Regeneron, Sanofi) and AMG 317 (Amgen) each in clinical testing, ST2-binding antibodies including Roche’s RG6149, GSK’s GSK3772847 and Regeneron’s REGN3500 each in clinical development for asthma and related conditions, a recently announced IL-33 related program by AstraZeneca (MEDI3506) in a Phase 1 clinical trial indicated for chronic obstructive pulmonary disease and an anti-TSLP antibody called tezepelumab (AMG 157, MEDI9929) being developed by Amgen and AstraZeneca for asthma and atopic dermatitis. For atopic dermatitis, our competitors include dupilumab (Dupixent, Regeneron, Sanofi), which has been approved by the FDA, crisaborole (EUCRISA, Pfizer), which has recently been approved by the FDA, VTP-38543 (Vitae, acquired by Allergan), JAK inhibitors such as baricitinib, PF-04965842 and upadacitinib under development by Lilly/Incyte, Pfizer and Abbvie, respectively, a recently announced IL-33 related program by Pfizer (PF-06817024) in a Phase 1 clinical trial indicated for various indications and a recently announced IL-33 related program by Lilly in a Phase 1 clinical trial indicated for autoimmune disorders and an IL-1 alpha antibody, bermekimab (XBiotech). For GPP and PPP, our competitors include marketed therapies such as secukinumab (Cosentyx; Novartis) which binds IL-17A; ustekinumab (Stelara; Janssen) which blocks IL-12 and 23 cytokine function; and acitretin (Soriatane; Glaxosmithkline), as well as therapies in development such as guselkumab (Janssen) which blocks IL-23 cytokine function, gevokizumab (Xoma 052) and canakinumab (Ilaris, Novartis) which binds IL-1 beta, anakinra (Kineret; Swedish Orphan Biovitrum AB), a recombinant form the IL-1 receptor antagonist and BI-655130 (Boehringer Ingelheim).
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

Scaling up a biologic manufacturing process is a difficult and uncertain task, and we may not be successful in transferring our production system or the manufacturer may not have the necessary capabilities to complete the implementation and development process. If we are unable to adequately validate or scale-up the manufacturing process with our current manufacturers, we will need to transfer to other manufacturers and complete the manufacturing validation process, which can be lengthy and costly. If we are able to adequately validate and scale-up the manufacturing process for our product candidates with contract manufacturers, we will still need to negotiate with such contract manufacturers agreements for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. We had $5.0 million in collaboration revenue and our net loss was $44.7 million for the nine months ended September 30, 2018 and our net loss was $23.2 million for the nine months ended September 30, 2017, with $7.0 million in collaboration revenue. As of September 30, 2018, we had an accumulated deficit of $129.7 million.
We have financed our operations primarily through our initial public offering of common stock in January 2017, our follow-on public offering of common stock in October 2017, our follow-on public offering of common stock in September 2018, private placements of our preferred stock and the issuance of debt. We have devoted substantially all of our efforts to research and development. We have only recently initiated clinical development for two of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. Our revenue has been historically derived from amortization of upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. Our ability to generate future product revenue from our current or future product candidates depends on a number of additional factors, including our or our collaborators’ ability to:

•	continue our research and preclinical development of our product candidates;

•	identify additional product candidates;

•	maintain existing and enter into new collaboration agreements;

•	conduct additional preclinical studies and initiate clinical trials for our product candidates;

•	obtain approvals for the product candidates we develop or developed under our collaboration arrangements;

•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional executive, clinical, quality control and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts;

•	establish and maintain supply and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of our products;

•	obtain coverage and adequate product reimbursement from third-party payors, including government payors;

•	acquire or in-license other product candidates and technologies; and

•	achieve market acceptance for our or our collaborators’ products, if any.

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
As a research and development company, our operations have consumed substantial amounts of cash since our inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue our discovery and preclinical development to identify new clinical candidates, and we and our collaborators conduct clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we incur additional costs associated with operating as a public company. We believe that our existing cash, cash equivalents and investments will fund our current operating plan at least through the end of 2020. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we continue to move our product candidates through preclinical studies, submit INDs or foreign equivalents and conduct clinical development, we may have adverse results requiring us to find new product candidates, or our collaborators may not elect to pursue the development and commercialization of any of our product candidates that are subject to their respective agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through product collaborations to continue development of our product candidates.
If we need to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

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
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our operating results and increase our capabilities to successfully commercialize our product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, particularly our President and Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. In addition, certain members of our senior management team, including our Chief Financial Officer, who joined us in January 2017, and our General Counsel, who joined us in August 2018, have worked together for only a relatively short period of time and it may be difficult to evaluate their effectiveness, on an individual or collective basis, and ability to address future challenges to our business.
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
The manufacture of biotechnology products is complex, and manufacturers often encounter difficulties in production. If we or any of our third-party manufacturers encounter any loss of our master cell banks or if any of our third-party manufacturers encounter other difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide product candidates for clinical trials or our products to patients, once approved, could be delayed or stopped.
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
Our operations, or the third parties upon whom we depend, are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist activity and other events beyond our control, which could harm our business.
Our facilities are located in San Diego, California, which is a seismically active region, and has also historically been subject to wildfires and electrical blackouts as a result of a shortage of available electrical power. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. We maintain multiple copies of each of our antibody sequences and electronic data records, most of which we maintain at our headquarters. If our facility was impacted by a seismic or wildfire event, we could lose all our antibody sequences, which would have an adverse effect on our ability to perform our obligations under our collaborations and discover new targets.
Furthermore, integral parties in our supply chain are geographically concentrated and operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.
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
In addition to our current licensing arrangements with TESARO and Celgene, a part of our strategy is to enter into additional strategic product development collaborations in the future, including collaborations to broaden and accelerate clinical development and potential commercialization of our product candidates. We may face significant competition in seeking appropriate development partners and the negotiation process is time-consuming and complex. Moreover, we may not succeed in our efforts to establish a development collaboration or other alternative arrangements for any of our other existing or future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy or to be commercially viable. Even if we are successful in our efforts to establish new development collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such development collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into new development collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.
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
We rely on third party clinical investigators, contract research organizations (for non-clinical and clinical activities) or CROs, contract manufacturing organizations, or CMOs, and consultants to design, conduct, supervise and monitor key activities relating to, discovery, manufacturing, non-clinical studies and clinical trials of our product candidates, and we intend to do the same for future activities relating to existing and future programs. Because we rely on third parties and do not have the ability to conduct all required discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent, careful or timely in conducting our discovery, manufacturing, preclinical studies or clinical trials, resulting in discovery, manufacturing, preclinical studies or clinical trials being delayed or unsuccessful, in whole or in part.
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
We rely completely on third parties to manufacture our nonclinical, clinical drug supplies and future commercial supplies of any approved products.
We outsource the manufacture of our product candidates. We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. If we were to experience an unexpected loss of supply of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, our business would be harmed, and we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, we may be required to manufacture additional supplies of our product candidates to the extent our estimates of the amounts required prove inaccurate, we suffer unexpected losses of product candidate supplies, or to the extent that we are required to have fresh product candidate supplies manufactured to satisfy regulatory requirements or specifications. Any significant delay or discontinuation in the supply of a product candidate, or the raw material components thereof, due to the need to replace a contract manufacturer or other third-party manufacturer, could considerably harm our business and ability to generate revenue and delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

Any delays in our preclinical or clinical development could lead to delays or cancellations of forecasted manufacturing batches, which would typically result in significant fees owed by us to the manufacture and an uncertainty as to when the manufacturer will have the availability for a new time slot to manufacture the batch, which could lead to further delays in the development of the product candidate and have an adverse effect on our business.
Reliance on third-party manufacturers entails additional risks, including the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the manufacturer at a time that is costly or inconvenient for us. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected product candidates could be significantly delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.
We depend on a small number of suppliers for the raw materials necessary to produce our product candidates. The loss of these suppliers, or their failure to supply us with these raw materials, would materially and adversely affect our business.
We depend on the availability of key raw materials for our product candidates from a small number of third-party suppliers. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials. We do not have any control over the availability of raw materials. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.
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
Even if we obtain Orphan Drug Designation, we may not receive Orphan Drug exclusivity, and such exclusivity, if obtained, may not effectively protect the candidate from competition because different drugs or biologics can be approved for the same condition, and only the first biologic with an Orphan Drug Designation to receive regulatory approval for a particular indication will receive marketing exclusivity. Even after a drug or biological with Orphan Drug Designation is approved, the FDA can subsequently approve another biologic containing the same active moiety (which in the case of an antibody is the principal molecular structure) for the same condition if the FDA concludes that the later biologic is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.
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
There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, because CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost effectiveness of medical drug products. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific drug products on an approved list, known as a formulary, which might not include all FDA approved drugs for a particular indication. We or our collaborators may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. Nonetheless, our product candidates may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement and the timing of achieving a reimbursement determination will be.

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
Furthermore, some of our target indications, including for GPP, are rare diseases with small patient populations. In order for therapeutics that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such therapeutics must be higher, on a relative basis, to account for the low volume of sales. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size.
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
State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the collection and use of health data in the EU is governed by the General Data Protection Regulation (GDPR), which became fully applicable in May 2018. The GDPR extends the geographical scope of EU Data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. The GDPR is new and guidance, interpretation and application under the GDPR are still developing. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. The GDPR is new and the pending European Union ePrivacy Regulation is expected to establish, new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. Additionally, in June 2018, California passed the California Consumer Privacy Act, or CCPA, which provides new data privacy rights for consumers and new operational requirements for companies effective in 2020. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA and other U.S., European Union and worldwide laws may impose onerous requirements on our business and, if our efforts to comply with such laws are not successful, our business could be adversely affected.
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
The market price of our common stock is volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trial results or operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.15	Employment Agreement, effective August 6, 2018, by and between Registrant and Eric Loumeau
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

ANAPTYSBIO, INC.

Date:	November 8, 2018	By:	/s/ Hamza Suria
Hamza Suria
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2018	By:	/s/ Dominic G. Piscitelli
Dominic G. Piscitelli
Chief Financial Officer
(Principal Financial and Accounting Officer)