Form 10-K
period 2018-12-31
ANAPTYSBIO INC
filed 2019-02-28
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
______________________________________
Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.001 Per Share; Common stock traded on the Nasdaq stock market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☒ NO  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒     NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of voting common equity held by non-affiliates of the Registrant was $1,518,810,407 as of June 30, 2018.
The number of shares of Registrant’s Common Stock outstanding was 26,986,584 as of February 25, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders, scheduled to be held on June 11, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2018.

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

•
our plans to develop and commercialize antibodies, including our lead product candidates etokimab for patients with severe allergic and atopic diseases and ANB019 for patients with generalized pustular psoriasis, or GPP, and palmoplantar pustulosis, or PPP;

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
Etokimab, our anti-IL-33 antibody drug candidate previously referred to as ANB020, inhibits the activity of the interleukin-33 cytokine, or IL-33, which we believe is broadly applicable to the treatment of atopic inflammatory disorders, such as moderate-to-severe atopic dermatitis, eosinophilic asthma, chronic rhinosinusitis with nasal polyps, or CRSwNP, and potentially other allergic conditions.
We completed a Phase 2a proof-of-concept trial of etokimab in 12 moderate-to-severe adult atopic dermatitis patients in late 2017 and believe the data from this trial, presented at the 2018 American Academy of Dermatology, or AAD, and 2018 European Academy of Allergy and Clinical Immunology, or EAACI, demonstrate proof-of-concept for etokimab in moderate-to-severe adult atopic dermatitis and suggest that etokimab may provide meaningful differentiation in terms of patient convenience. We are conducting a Phase 2b randomized, double-blinded, placebo-controlled, multi-dose study in 300 adult patients with moderate-to-severe atopic dermatitis, also referred to as the ATLAS trial, to assess different dose levels and dosing frequencies of subcutaneously-administered etokimab for a 16-week treatment period followed by an eight-week monitoring period, with top-line data expected in the second half of 2019.
We recently completed a Phase 2a randomized, placebo-controlled, single dose study of etokimab in 25 severe adult eosinophilic asthma patients. We announced top-line data from an interim analysis of this Phase 2a trial in September 2018, which we believe demonstrated proof-of-concept for etokimab in severe adult eosinophilic asthma patients with rapid and sustained Forced Expiratory Volume in One Second, or FEV1, improvement. We plan to report full data from this trial, including data subsequent to the Day 64 time point, at a medical conference in 2019. We believe the interim analysis of this trial supports the continued development of etokimab in eosinophilic asthma and plan to initiate, during 2019, a multi-dose Phase 2b randomized, double-blinded, placebo-controlled trial. We may also conduct clinical studies in other severe asthma subset(s) in the future.
We are conducting a randomized, placebo-controlled Phase 2 trial of etokimab in approximately 100 adult patients with CRSwNP, also referred to as the ECLIPSE trial, which is a debilitating atopic disorder associated with elevated IL-33 pathway signaling. We anticipate top-line data from this trial to be available in the second half of 2019.
ANB019 inhibits the interleukin-36 receptor, or IL-36R, for the treatment of rare inflammatory diseases including generalized pustular psoriasis, or GPP, and palmoplantar pustulosis, or PPP, previously referred to as palmo-plantar pustular psoriasis. We completed a Phase 1 clinical trial in healthy volunteers which was presented at EAACI 2018, where ANB019 was well-tolerated by all subjects, no dose-limiting toxicities were observed, and no serious adverse events were reported among any subjects in the trial. We have subsequently initiated a 10-patient open-label, multi-dose, single-arm Phase 2 trial of ANB019 in GPP patients, also referred to as the GALLOP trial, where top-line data are anticipated in mid-2019. We have also initiated a randomized, double-blind, placebo-controlled approximately 50-patient multi-dose trial of ANB019 in PPP, also referred to as the POPLAR trial, where top-line data are anticipated in the second half of 2019.
In addition to etokimab and ANB019, our wholly-owned pipeline includes novel anti-inflammatory checkpoint receptor modulator antibodies that we believe are applicable for treatment of certain autoimmune diseases where immune checkpoint receptors are insufficiently activated. We anticipate an Investigational New Drug Application, or IND, for the first such antibody in the second half of 2019.
In addition to our wholly-owned antibody programs, multiple AnaptysBio-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with TESARO, Inc. and TESARO Development, Ltd., or collectively TESARO, and an inflammation-

focused collaboration with Celgene Corporation, or Celgene. For more information about these collaborations, see “— Collaborations”.
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
Our Strategy
We are a leading antibody development company with a pipeline of novel therapeutic antibodies, which is being further expanded by applying our technology platform to emerging biological targets. The key elements of our strategy include:

•
Advancing our wholly-owned lead product candidates to clinical milestones. We are working to demonstrate the safety and efficacy of our wholly-owned pipeline programs, and have completed a Phase 1 trial of etokimab in healthy volunteers, which we believe has demonstrated favorable safety and ex vivo pharmacodynamic properties. We have completed a Phase 2a trial of etokimab in patients with moderate-to-severe adult atopic dermatitis where top-line data efficacy was announced in October 2017 and completed trial data was presented at the 2018 AAD Annual Meeting and EAACI 2018. We are currently conducting an on-going Phase 2b randomized, double-blinded, placebo-controlled, multi-dose study in 300 adults patients with moderate-to-severe atopic dermatitis, also referred to as the ATLAS trial, to assess different dose levels and dosing frequencies of subcutaneously-administered etokimab for a 16-week treatment period followed by an eight-week monitoring period, with top-line data expected in the second half of 2019. We have completed a severe adult eosinophilic asthma Phase 2a trial where interim analysis top-line data was announced during September 2018, which we believe supports the continued development of etokimab in eosinophilic asthma and plan to initiate a multi-dose Phase 2b randomized, double-blinded, placebo-controlled trial during 2019. We have initiated a Phase 2 trial of etokimab in patients with CRSwNP, also referred to as the ECLIPSE trial, and anticipate top-line data from this trial to be available in the second half of 2019. We have conducted a Phase 1 clinical trial in healthy volunteers to assess the safety, pharmacokinetics and pharmacodynamics of ANB019 and have announced top-line data from this trial in November 2017 and complete data at EAACI 2018. We have subsequently initiated two Phase 2 studies of ANB019 in GPP and PPP patients during 2018, also referred to as the GALLOP and POPLAR trials, respectively, where top-line data are anticipated in mid-2019 and in the second half of 2019, respectively.

•
Continuing to expand our proprietary pipeline by generating new product candidates using our technology platform. Using our proprietary SHM antibody generation platform, we are able to rapidly develop novel antibodies against biological targets. Our goal is to continue expanding our wholly-owned new therapeutic antibody program pipeline by innovating additional wholly-owned novel pipeline antibodies to potentially first-in-class immune-related targets.

•
Identifying emerging opportunities in key therapeutic areas. We intend to remain at the forefront of discovery and development of new therapeutic opportunities in inflammation by understanding and translating biological breakthroughs into first-in-class therapeutic antibodies. Our approach includes translational biology assessments, such as human genetics, ex vivo tissue pathology and target expression patterns, to understand the relevance of emerging targets to patients with unmet medical needs. We plan to leverage this knowledge to create new product candidates and position our current and future programs for initial efficacy assessment.

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

Our Wholly-Owned Product Pipeline
Our most advanced, wholly-owned pipeline programs, etokimab and ANB019, are described below:
Etokimab: Anti-IL-33 Antibody
Overview
Etokimab is a potentially first-in-class antibody that inhibits the activity of IL-33 and is being developed to treat atopic diseases, including moderate-to-severe adult atopic dermatitis, severe adult peanut allergy and severe adult eosinophilic asthma. Despite the key role of IL-33 in atopic diseases, it has been historically difficult for other antibody technologies to generate a functional anti-IL-33 therapeutic agent. We believe etokimab is the most advanced antibody therapeutic candidate in development targeting the IL-33 cytokine. We have completed a Phase 1 trial of etokimab in healthy volunteers, completed a Phase 2a clinical trial of etokimab in moderate-to-severe atopic dermatitis, completed a Phase 2a clinical trial of etokimab in severe peanut allergy patients, completed a Phase 2a trial of etokimab in severe adult eosinophilic asthma patients and are currently enrolling a Phase 2b clinical trial of etokimab in patients with moderate-to-severe atopic dermatitis and a Phase 2 clinical trial of etokimab in patients with CRSwNP.
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
Because etokimab inhibits IL-33 function and acts upstream of key cell types involved in atopy and the subsequent release of Th2 cytokines, we believe that its mechanism has advantages over that of competing therapeutic antibodies which block only a subset of IL-4, IL-5 or IL-13 cytokines.
Genetic studies support the importance of the IL-33 pathway in atopic diseases. These studies have demonstrated that certain ST2 mutations reduce IL-33 mediated signaling and thereby protect individuals with mutated ST2 from asthma. Certain studies also demonstrate that mutation that increases IL-33 mediated signaling increases incidence of asthma and atopic dermatitis. This supports the hypothesis that an anti-IL-33 antibody, such as etokimab, has the potential to benefit asthma, atopic dermatitis and CRSwNP patients.
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
Etokimab Description
Etokimab, which is a potential first-in-class therapeutic antibody, is our wholly-owned anti-IL-33 antibody product candidate generated using our SHM technology platform. The potency and functional activity of etokimab for human and cynomolgus monkey IL-33 was measured using standard in vitro assays: equilibrium dissociation constant, or KD, and half-maximal inhibitory concentration values, or IC50.  Etokimab demonstrated highly potent KD values of approximately 1 pM and 37 pM for human and cynomolgus monkey IL-33, respectively.  Etokimab inhibits secretion of IL-5 from primary basophils purified from peripheral blood of healthy human subjects with an IC50 of approximately 1.5 nM, which is approximately 15-fold greater than that of the soluble ST2 antagonist. Lower KD and IC50 values indicate higher potency and functional activity, respectively.
Using peripheral blood mononuclear cells, or PBMC, etokimab inhibited human and cynomolgus monkey interferon-gamma release with an IC50 of approximately 1.1 nM and approximately 20.4 nM, respectively.  We have developed a whole blood version of the PBMC assay, which we used in our Phase 1 trial to understand the pharmacodynamic activity of etokimab in clinical trials.
Our preclinical development has also demonstrated that etokimab has favorable manufacturability, pharmacokinetics and toxicology to support development.  Studies have demonstrated desirable manufacturing properties for etokimab, including robust expression from Chinese hamster ovary cells, or CHO cells, efficient purification using standard downstream techniques and stable formulation up to concentrations required for subcutaneous dosing in humans. Etokimab demonstrated a half-life of approximately seven days in cynomolgus monkeys, retained full functional activity when incubated in normal human serum at 37 °C for one week and proved to be fully active in cynomolgus monkey sera two weeks after dosing. We have conducted preclinical toxicology studies under good laboratory practices, or GLPs, for etokimab. In addition, we have conducted manufacturing under good manufacturing practice to produce etokimab in quantities for clinical use.
Clinical Development Plan
We have completed a Phase 1 trial of etokimab in healthy volunteers in Australia under an approved Clinical Trial Notification, or CTN. Our Phase 1 trial assessed, in single ascending doses, or SAD, and multiple ascending doses, or MAD, safety, tolerability and pharmacokinetic characteristics of etokimab.  The SAD cohorts of this Phase 1 trial have been completed and, subsequent to review of the clinical data generated under the SAD, the Australian regulatory authority approved the initiation of MAD cohorts, which have also been completed.  In the double-blind, placebo- controlled Phase 1 trial, 96 healthy volunteer subjects were dosed with either a single subcutaneous or intravenous dose of etokimab ranging between 10 mg and 750 mg, or four multiple doses of etokimab ranging between 40 mg and 300 mg over a period of four consecutive weeks.  In the SAD portion of our Phase 1 clinical trial of etokimab, 51 subjects (80%) experienced at least one treatment-emergent adverse events, or AE, however the occurrence of AEs was similar between etokimab (38 of 48; 79%) versus placebo (13 of 16, 81%) dosed individuals, and the most common AEs were upper respiratory tract infection (etokimab 48% vs. placebo 50%) and headache (etokimab 27% vs. placebo 31%). The only serious adverse event reported in the SAD portion of the trial was severe neutropenia 22 days post single dose of intravenous 750 mg etokimab in a single subject.  Neutrophil levels in this subject returned to normal by 29 days post-dose and this event was preceded by prodromal viral symptoms consistent with an on-going viral infection. In the MAD portion of the Phase 1 clinical trial of etokimab, 24 subjects (75%) experienced an AE, however there was no difference in the percentage of AEs observed amongst subjects dosed with etokimab (18 of 24, 75%) versus placebo (6 of 8, 75%), and the most common AEs were upper respiratory tract infections (etokimab 21% versus placebo 38%) and headache (etokimab 33% versus placebo 38%). No severe adverse events were reported in the MAD portion of the clinical trial.  None of these adverse events were determined to be drug-related and no dose-limiting toxicities were observed at any dose level. We concurrently evaluated the pharmacodynamics of etokimab in the SAD portion of the Phase 1 study using a whole blood ex vivo assay upon stimulation with IL-33/IL-12, where etokimab inhibition of IFN-gamma release was measured. Persistent and nearly complete inhibition was observed at 1032 hours (day 43) post-dosing for all SAD cohorts dosed with 40 mg etokimab or greater, regardless of whether such dose was through a subcutaneous or intravenous route of administration. In the 300 mg and 750 mg IV dosed cohorts of the SAD portion of the study, the pharmacodynamic assay was also performed at 2040 hours (day 85) post-dosing, and nearly complete IFN-gamma inhibition was observed through this time point.  Pharmacokinetic testing indicated that the terminal half-life of etokimab among the SAD cohorts was approximately 372 hours (15–16 days) with comparable values across all doses and regardless of intravenous or subcutaneous route of administration. Anti-drug antibodies were detected at only low titer levels, and were observed in 5 of 48 etokimab dosed subjects in the SAD cohorts and 2 of 24 etokimab dosed subjects in the MAD cohorts, and no effect was observed on pharmacokinetic parameters in any of the subjects with anti-drug antibody titers. All safety information generated under the single-ascending dose segment of our Phase 1 clinical trial was included in the US IND and UK Clinical Trial Authorisation, or CTA, submissions which have been subsequent cleared.  There were no adverse events that were determined to be drug-related, and no dose-limiting toxicities were observed at any dose level.  We have concurrently utilized a whole blood ex vivo assay to evaluate pharmacodynamics, and we believe the results of this assay suggest that the pharmacodynamic activity of etokimab can, at certain dose levels, extend to three months subsequent to a single administration.  We disclosed detailed data from this Phase 1 trial at the AAD and AAAAI conferences in early March 2017.
We have subsequently completed a Phase 2a trial of etokimab in 12 moderate-to-severe adult atopic dermatitis patients, under an approved CTA with the U.K. Medicines and Healthcare Products Regulatory Agency, or MHRA, announced top-line data from an interim analysis of this trial in October 2017 and presented data upon completion of this trial at the 2018 AAD Annual Meeting on February 17, 2018, and EAACI 2018.
The Phase 2a proof-of-concept trial enrolled 12 moderate-to-severe adult atopic dermatitis patients, who were initially administered a single intravenous dose of placebo within 14 days of enrollment, followed by a single intravenous 300mg dose of etokimab one week subsequent to placebo. Prior to enrollment in the study, patients were not permitted any systemic or topical medications during a wash-out period. Patients were permitted to take a monitored amount of topical corticosteroids as rescue therapy during the course of the study. Clinical response was assessed by a number of endpoints, including the improvement of each patient’s Eczema Area Severity Index, or EASI, score, a tool used to measure the extent and severity of atopic dermatitis, at key time points following etokimab administration relative to their enrollment baseline. The average baseline EASI score at enrollment amongst all 12 patients was 32. Other efficacy endpoints measured during the trial included the 5-D pruritus scale which measures itchiness, the 5-point Investigator’s Global Assessment, or IGA, scale, the Dermatology Life Quality Index, or DLQI, and the SCORing Atopic Dermatitis, or SCORAD, scale. Exploratory mechanistic biomarkers included granulocyte infiltration and cytokine levels in localized skin lesions measured five days after placebo administration and five days after etokimab administration.
Trial data indicated rapid and sustained clinical achievement of EASI-50, which is 50% or better improvement in EASI score relative to enrollment baseline, in 83% of patients at Day 29, and the 5-D pruritus score was reduced by 32% relative to enrollment baseline. As early as Day 15 post-etokimab administration, 75% of patients reached EASI-50 and pruritus was reduced by 28%, which was sustained until Day 57 when 75% of patients achieved EASI-50; pruritus was reduced by 21% at Day 57. All 12 patients achieved EASI-50 on or before Day 57 post-etokimab administration. Efficacy was sustained in some patients by Day 140 post-etokimab administration where 42% of patients achieved EASI-50. etokimab efficacy was not limited by disease severity as etokimab had similar EASI score improvement in the 7 of 12 enrolled patients treated with systemic immuno-modulators pre-study, which exhibited an average EASI baseline score of 36 upon enrollment, relative to the remaining 5 of 12 enrolled patients that did not require systemic immuno-modulators pre-study, which exhibited an average EASI baseline score of 27. Twenty five percent of patients enrolled in this study achieved an IGA score of 0 or 1, indicating clear or almost clear skin, subsequent to a single etokimab administration. Average DLQI score was maximized at 55% on Day 78 following etokimab dosing and sustained to 43% at Day 140 relative to baseline. SCORAD efficacy was maximized at 40% at Day 29 following etokimab dosing and sustained to 32% at Day 140 relative to baseline. Exploratory biomarker assessment indicated reduction of granulocyte infiltration into localized skin lesions by an average of 30% amongst all patients and 60% among the 10 patients achieving EASI-50 at 29 days post-etokimab administration, while exploratory cytokine biomarker levels were below detection limit and therefore inconclusive. Etokimab was generally well-tolerated by all patients and no drug-related safety signals were observed. The most frequent adverse events reported were dizziness in 17% of patients post-placebo and headache in 25% of patients post-etokimab administration, while one serious adverse event of severe depression was reported by a single patient on Day 140 post-etokimab, which was deemed not drug related since the patient had a 10 year pre-trial history of severe depression.
We believe the data from this trial demonstrate proof-of-concept for etokimab in moderate-to-severe adult atopic dermatitis and suggest that etokimab may provide meaningful differentiation in terms of patient convenience. We are conducting a Phase 2b randomized, double-blinded, placebo-controlled, multi-dose study in 300 adult patients with moderate-to-severe atopic dermatitis, also referred to as the ATLAS trial, to assess different dose levels and dosing frequencies of subcutaneously-administered etokimab in the US and Europe. Efficacy will be assessed at week 16 post-subcutaneous dosing, with an eight week monitoring period, using percentage change in EASI and we anticipate top-line data from this trial to be available in the second half of 2019. Sixty patients are being randomized into each of five arms in this trial, where dosing will occur as follows: (i) initial 600mg loading dose followed by 300mg monthly doses of etokimab, (ii) initial 300mg loading dose followed by 150mg monthly doses of etokimab, (iii) initial 300mg loading dose followed by 150mg doses of etokimab every eight weeks, (iv) monthly 20mg doses of etokimab and (v) monthly doses of placebo.

We recently completed, under a CTA with the MHRA in the United Kingdom and under an IND, with the U.S. Food and Drug Administration, or FDA, a randomized, placebo-controlled Phase 2a trial of etokimab in 25 severe adult eosinophilic asthma patients who were randomized between a single 300mg intravenous dose of etokimab or placebo upon enrollment (Day 1) at six sites located in the United States and the United Kingdom. Upon screening, which occurred 7 to 14 days prior to enrollment, patients were required to have a blood eosinophil count of at least 300 per microliter, confirmed clinical diagnosis of severe asthma according to the Global Initiative for Asthma, or GINA, 2016, pre-bronchodilator Forced Expiratory Volume in One Second, or FEV1, of less than 80% of predicted and at least one asthma exacerbation within the past 12 months requiring use of rescue medication. Patients were required to be stably maintained on high-dose inhaled corticosteroids, or ICS, and long-acting beta-2- agonists, or LABA, for at least three months prior to screening and were required to continue ICS/LABA therapy during the course of this trial. Baseline clinical assessments were conducted for each patient on Day 1 prior to etokimab or placebo dose, and patients completed follow-up clinical assessments on Days 2, 8, 22, 36 and 64 as of an interim analysis. The last monitoring visit for each patient occurred on Day 127 post-dose. Baseline parameters of etokimab-dosed patients (n=12) were 545 blood eosinophils per microliter, 2.5 liters FEV1 and 65% predicted FEV1, while placebo-dosed patients (n=13) had 705 blood eosinophils per microliter, 2.5 liters FEV1 and 66% predicted FEV1. Nine of 12 (75%) etokimab-dosed patients were male with an average age of 41, while nine of 13 (69%) placebo-dosed patients were male with an average age of 36.
We announced top-line data an interim analysis of this Phase 2a trial in September 2018, which we believe demonstrated proof-of-concept for etokimab in severe adult eosinophilic asthma patients with rapid and sustained FEV1 improvement. Etokimab-dosed patients rapidly improved lung function by Day 2, where FEV1 increased by 8% over placebo. FEV1 increase was sustained at Day 64, where etokimab-dosed patients demonstrated 11% increase over placebo. Blood eosinophil reduction, which is a biomarker illustrative of etokimab’s mechanistic breadth, was observed at 31% over placebo at Day 2 and sustained to 46% over placebo at Day 64. This reduction correlated with FEV1 improvement and was consistent with the blood eosinophil effects observed in a prior single dose etokimab trial in moderate-to-severe atopic dermatitis patients. Etokimab was generally well-tolerated by all patients and no serious adverse events have been reported to date. No treatment-emergent adverse events were deemed to be etokimab-related, and the most frequent treatment-emergent adverse events reported were single occurrences of moderate strep throat in two etokimab-dosed patients and single occurrences of mild vomiting in two placebo-dosed patients. No exacerbations or rescue therapy usage has been reported as of the interim analysis. We plan to report full data from this trial, including data subsequent to the Day 64 timepoint, at a medical conference in 2019. We believe the interim analysis of this trial supports the continued development of etokimab in eosinophilic asthma and plan to initiate, during 2019, a multi-dose Phase 2b randomized, double-blinded, placebo-controlled trial. We may also conduct clinical studies in other severe asthma subset(s) in the future.
 We are conducting, under an IND to the FDA a randomized, placebo-controlled Phase 2 trial of etokimab in approximately 100 adult patients with CRSwNP which is a debilitating atopic disorder associated with elevated IL-33 pathway signaling. Patients in this trial, also known as the ECLIPSE trial, will be randomized between three subcutaneous dosing cohorts, each in combination with mometasone furoate nasal spray as background therapy, as follows: (i) initial 300mg loading dose followed by 150mg monthly doses of etokimab, (ii) initial 300mg loading dose followed by 150mg doses of etokimab every eight weeks, and (iii) monthly doses of placebo. Efficacy will be assessed at week 16 post-dosing, with an eight week monitoring period, using the bilateral endoscope Nasal Polyp Score and Sino-Nasal Outcome Test and we anticipate top-line data from this trial to be available in the second half of 2019.
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
Etokimab Market Opportunity
A significant portion of individuals in the U.S. population experiences at least one atopic disease during their lifetime, and it is well understood that most patients with one type of atopic condition tend to present with other allergic conditions.  While we believe etokimab may be effective across atopic diseases, we have prioritized our development efforts based on unmet medical need and potential market opportunity.  We have chosen to focus our etokimab program initially on three indications: moderate-to-severe atopic dermatitis, eosinophilic asthma, and CRSwNP.
Atopic Dermatitis.  Atopic dermatitis is a chronic inflammatory skin disease that affects approximately 1.4 million adults in the United States.  Human studies have demonstrated that IL-33 is highly expressed in atopic dermatitis lesions and leads to the recruitment of downstream cytokines (IL-4, IL-5 and IL-13) and eosinophils to the disease site in patients.  By inhibiting IL-33 function in patients, we believe etokimab will suppress the production of the aforementioned downstream cytokines and lead to therapeutic benefit in patients with moderate to severe adult atopic dermatitis.
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
Asthma.  We estimate, based on our analysis of publicly available data sources and interviews with physicians and key opinion leaders in the field that asthma affects approximately 7.7% of the adult U.S. population, or 19.0 million individuals, of which 1.1 million individuals have severe disease that cannot be controlled by standard-of-care therapy, of which 50% are believed to be eosinophilic patients. As a chronic inflammatory disorder, severe asthma can lead to permanent structural damage to the airways and long-term reductions in lung function.  Although many mild-to-moderate asthmatics respond well to currently available treatments, which include inhaled corticosteroids, or ICS, and long-acting beta agonists, or LABA, severe asthma in patients is generally not adequately controlled by such available therapies.
We believe that etokimab may have therapeutic benefit across a broad range of ICS-refractory severe adult eosinophilic asthma patients, and plan to differentiate etokimab’s therapeutic efficacy, dosing frequency and safety relative to competitors.
Chronic Rhinosinusitis with Nasal Polyps. We estimate that CRSwNP, based on our analysis of publicly available data sources and interviews with physicians and key opinion leaders in the field, affects approximately 1.3 million adults in the United States and we estimate that 400,000 of these patients are inadequately controlled with standard-of-care. CRSwNP is a debilitating chronic atopic condition associated with elevated IL-33 expression. Patients with CRSwNP that do not respond to standard-of-care are likely to undergo recurring surgeries to remove nasal polyps that block airflow through the nasal passages and often lead to recurring infections and related discomfort.
ANB019: Anti-IL-36R Antibody
Overview
ANB019 is an antibody that inhibits the function of IL-36R, which we are initially developing as a potential first-in-class therapy for GPP and PPP patients. GPP is a life-threatening, rare systemic inflammatory disorder reported to affect approximately 3,000 patients in the United States alone, with no currently approved therapies. Studies have shown that GPP can be associated with mutations in the gene encoding the IL-36R antagonist, or IL-36RA, or can be caused by excessive IL-36 cytokine levels, that lead to abnormally high signaling through the IL-36R and thereby cause the systemic inflammatory condition, GPP.  We also plan to develop ANB019 for other IL-36R driven inflammatory conditions, including PPP, which is reported to affect approximately 150,000 patients in the United States. We plan to seek FDA Orphan Drug Designation for ANB019 for the treatment of GPP and PPP, which we believe may be differentiated from the non-rare plaque psoriasis, or psoriasis vulgaris, based upon distinctive genetic and translational features unique to GPP and/or PPP.  We have completed a Phase 1 trial of ANB019 in healthy volunteers in Australia under an approved CTN, have received clearance of a CTA filing to the MHRA and an IND filing with the FDA, and have initiated a 10-patient open-label, multi-dose, single-arm Phase 2 trial of ANB019 in GPP patients, also referred to as the GALLOP trial, where top-line data are anticipated in mid-2019 and have cleared an IND with the FDA and have initiated, in the United States, a randomized, double-blind, placebo-controlled approximately 50-patient multi-dose trial of ANB019 in PPP, also referred to as the POPLAR trial, where top-line data are anticipated in the second half of 2019.
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
ANB019 blocks signal transduction through the human IL-36R and cynomolgus monkey IL-36R by inhibiting the interaction between the receptor and IL-36 alpha, IL-36 beta, and IL-36 gamma cytokines. The high potency and functional activity of ANB019 for human and cynomolgus monkey IL-36R was measured using standard in vitro assays to determine KD, and IC 50 values. ANB019 has demonstrated potent KD values of approximately of 71 pM and 209 pM for human IL-36R and cynomolgus monkey IL-36R, respectively. The antibody exhibits high specificity for IL-36R, displaying no detectable binding to related proteins. Functional potency of ANB019 is at least 100-fold greater than IL-36RA in human systems, which is measured as the IC 50 of inhibition of interleukin-8, or IL-8, release from human keratinocytes.
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
Clinical Development Plan
We have completed, under an approved CTN, a Phase 1 clinical trial in healthy volunteers for which we announced positive top-line results from an interim analysis of this trial and subsequently presented completed data from this trial at EAACI 2018. In the double-blinded, placebo-controlled healthy volunteer Phase 1 trial, 36 subjects were administered a single subcutaneous or intravenous dose of ANB019 ranging between 10 mg and 750 mg, 18 subjects were administered multiple ascending doses of ANB019 intravenously ranging between 40 mg and 300 mg weekly for four consecutive weeks and 18 subjects were dosed with placebo. ANB019 was well-tolerated by all subjects and no dose-limiting toxicities were observed. The most frequent treatment-emergent adverse events observed in the single ascending dose cohorts were upper respiratory tract infections in 10 of 36 (28%) subjects dosed with ANB019 versus six of 12 (50%) subjects dosed with placebo, and headache in 10 of 36 (28%) subjects dosed with ANB019 versus three of 12 (25%) subjects dosed with placebo. In the multiple ascending dose cohorts, the most frequent treatment-emerging adverse events observed were headache in seven of 18 (39%) subjects dosed with ANB019 versus one of six (17%) subjects dosed with placebo. No serious adverse events were reported among any subjects in the trial. The in vivo half-life of ANB019 was approximately 28 days for both subcutaneous and intravenous routes of administration, with bioavailability of approximately 90 percent. A single dose of ANB019 at certain dose levels was able to completely suppress IL-36 cytokine function for 85 days, as measured by IL-36 cytokine-mediated release of IL-8 using an ex vivo pharmacodynamic assay. The favorable pharmacokinetics and pharmacodynamic properties of ANB019 and other results demonstrated by this Phase 1 trial support advancement of ANB019 into Phase 2 studies for GPP and PPP.

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
Through assessment of public literature and primary key opinion leader discussions, we estimate GPP affects approximately 3,000 individuals in the United States. We have conducted, and will continue to conduct, translational studies to identify GPP patients for potential enrollment in our ongoing clinical trials in this indication. Given the limited size of this patient population in the United States, we plan to seek Orphan Drug Designation from the FDA for ANB019 for the treatment of GPP.  The FDA may grant Orphan Drug Designation to a product intended to treat a rare disease or condition—generally one that affects fewer than 200,000 individuals in the United States.  If we obtain Orphan Drug Designation for ANB019 for the treatment of GPP and subsequently are the first Biologics License Application, or BLA applicant to receive FDA approval for a product containing the same active molecular structure as ANB019, ANB019 would be entitled to a seven-year exclusive marketing period in the United States for the treatment of GPP.  Although the GPP patient population is small, we believe there is an unmet medical need that ANB019 may be able to address.
Palmoplantar Pustulosis.  PPP is a non-fatal form of pustular psoriasis that we estimate affects approximately 2% of total psoriasis cases, approximately 150,000 patients in the United States alone.  Patients experience a chronic occurrence of sterile pustules on their hands and feet, while systemic levels of IL-36 cytokines and other inflammatory disease biomarkers are also elevated.  Patients with severe symptoms may have significant pain and be unable to stand, walk or do manual work, resulting in greatly diminished quality of life. Existing anti-inflammatory therapeutic options to our knowledge have not proven to be consistently effective in treating PPP. As we believe the PPP patient population to be less than 200,000 individuals in the United States, we plan to seek Orphan Drug Designation from the FDA for ANB019 in this indication as well.
Checkpoint Receptor Agonist Programs
Our strategy includes the discovery and development of therapeutic antibodies targeting emerging opportunities in inflammation. We are developing checkpoint receptor agonist antibodies to multiple different novel anti-inflammatory checkpoint receptor modulator antibodies for the treatment of certain autoimmune diseases where we believe checkpoint receptor function is insufficiently activated. Known human immune checkpoint receptors include CTLA-4, PD-1, LAG-3, BTLA and TIGIT. We anticipate an Investigational New Drug Application, or IND, for the first such antibody in the second half of 2019.
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
By selecting antibodies based on their antigen binding from the broad antibody library population SHM develops, we are able to evolve in an iterative fashion the binding potency and function of antibodies to levels that we believe will be required for therapeutic use. We believe this approach allows us to rapidly generate antibodies with high binding potency against a target.  Through this approach, we have successfully generated therapeutic antibody product candidates to more than 25 targets, including targets that we believe have been challenging for competing antibody technology platforms to generate.
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
Under the terms of this agreement, TESARO made up-front, non-creditable and non-refundable cash payments aggregating $19.0 million to us during 2014. TESARO was also required to reimburse us on a quarterly basis for specified costs incurred by us in our initial discovery and development activities covered by the agreement. For each of the targets for which TESARO is granted exclusive rights, TESARO is required to make milestone payments to us of up to $18.0 million if certain research and development milestone events are achieved, up to an additional $90.0 million of milestone payments if certain U.S. and non-U.S. regulatory submissions and approvals occur in initial and subsequent indications, and up to an additional $165.0 million upon the achievement of specified levels of annual worldwide net sales. TESARO will also be required to pay us tiered single-digit royalties, on a product- by-product basis, on worldwide annual net sales, and additional commercial milestone payments if specified levels of annual net sales of a product are attained.
This agreement expires when no further payments are due to us, unless earlier terminated. Either party may terminate the agreement in the event of an uncured material breach by the other party. TESARO may terminate the agreement at any time upon 90 days’ prior written notice to us.
On December 3, 2018, GlaxoSmithKline plc announced an agreement to acquire TESARO. This acquisition closed on January 22, 2019.
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
On January 3, 2019, Bristol-Myers Squibb Co. announced an agreement to acquire Celgene Corp. This acquisition is expected to close in the third quarter of 2019.
In-Licensing Agreements License Agreement with UKRI
In 2006, we entered into an exclusive worldwide license agreement with the Medical Research Council, which has subsequently been acquired by United Kingdom Research and Innovation, or UKRI, to obtain rights to multiple patents and patent applications relating to fundamental discoveries with respect to SHM and AID by Dr. Michael Neuberger and his colleagues. We since amended this license agreement to include additional subject matter and reflect the change in ownership. Under the terms of the agreement, or the UKRI Agreement, we obtained an exclusive, worldwide, sub-licensable license under specified patent rights to manufacture, use, sell and commercialize products and methods covered by such patents for all fields of use. We are responsible for prosecution of the licensed patents and the development of therapeutic products covered by the intellectual property. We are obligated to research and develop licensed methods and licensed products for the purpose of commercializing such methods and products at least as diligently as we research and develop our other products of similar market potential and stages of development.
We are responsible for paying UKRI an annual fee of $55,000. Additionally, for each product developed and commercialized under the UKRI Agreement, we are obligated to pay UKRI up to an additional $175,000 upon the achievement of specified development milestone events and up to an additional $275,000 upon the achievement of specified regulatory milestone events. In addition we owe UKRI royalties at 0.25% of annual net sales for worldwide sales on a product-by-product at or below $750 million and 1% of annual net sales of products worldwide above $750 million, payable on a country-by-country basis until the expiration of the last licensed patent covering such product in such country. Under this license agreement, we have rights to 19 patents and three pending patent applications worldwide.
Unless earlier terminated, the UKRI Agreement will expire upon expiration of all royalty payment obligations under the UKRI Agreement. Either party may terminate the UKRI Agreement in the event of an uncured material breach by the other party or upon the occurrence of specified bankruptcy events for the other party.  We may terminate the UKRI Agreement upon 60 days’ notice to UKRI.
License Agreement with Millipore
In May 2009, we signed a non-exclusive research and commercial license agreement with Millipore Corporation, or Millipore, to obtain a non-exclusive license to patents and patent applications directed to the ubiquitous chromatin opening elements technology for the expression of proteins, particularly antibodies, generated by us, which license may be sublicensed to our contractors and partners. Under the terms of the agreement, or the Millipore Agreement, we are obligated to pay Millipore $87,500 in annual license fees, adjusted annually for inflation using the Consumer Price Index. Additionally, for each product developed and commercialized under the Millipore Agreement, we are obligated to pay Millipore up to an additional $750,000 upon the achievement of specified development milestone events and up to an additional $4.4 million upon the achievement of specified commercial milestone events. We do not owe Millipore any royalties on net sales of products commercialized under the Millipore Agreement.
Unless affirmatively terminated by one of the parties, the Millipore Agreement will continue in effect. Either party may terminate the Millipore Agreement in the event of an uncured material breach by the other party. We may terminate the Millipore Agreement upon 90 days’ notice to Millipore.
Australian Operations
In March 2015, we established a wholly-owned Australian subsidiary called AnaptysBio Pty Ltd, in order to conduct various preclinical and clinical activities for etokimab and ANB019. We believe our Australian subsidiary will be eligible for certain financial incentives made available by the Australian government for biotech research and development expenses. Specifically, Australia provides a refundable tax credit in the form of a cash rebate equal to 43.5% of qualified expenditures on biotech research and development projects to Australian companies that operate the majority of their research and development activities associated with such projects in Australia. A wholly-owned Australian subsidiary of a non-Australian parent company is eligible to receive the refundable tax credit, provided that the Australian subsidiary retains the rights to the data and intellectual property generated in Australia, and provided that the total revenues of the parent company and its consolidated subsidiaries during the period for which the refundable tax credit is claimed are less than $20.0 million Australian dollars.
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
Intellectual Property
Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our technology platform, product candidates, novel biological discoveries, epitopes, new therapeutic approaches and potential indications, and other inventions that are important to our business.  In total, our patent portfolio, including patents to our technology platform licensed from UKRI and patents licensed from Kyoto University, consisted of approximately 44 issued patents and 109 pending patent applications as of December 31, 2018.
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
The patent portfolios for our two internal programs and platform technology are outlined below:
Etokimab
As of December 31, 2018, we owned approximately 34 patent applications in various countries directed to the antibody sequence of etokimab and its variants, epitopes, methods of use and related matters.  We also intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur.  Patents that may issue from our pending applications would provide protection until October 2038.
ANB019
As of December 31, 2018, we owned 15 patent applications in various countries directed to the antibody sequence of ANB019 and its variants, epitopes, methods of use and related matters. We also intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur.  Patents that may issue from our pending applications would provide protection until April 2036.

Platform Technology
Our platform technology is covered by U.S. and foreign issued patents and pending patent applications, emanating from our in-licensed portfolio and wholly-owned portfolio, currently under prosecution in various jurisdictions.
Our wholly-owned portfolio includes patents and patent applications directed to platform technology related inventions associated with antibody library design, antibody humanization, mammalian cell display and secretion, and other technical attributes relating to the discovery, maturation and optimization of antibodies using our technology platform.  Patents relating to our platform technology that have been issued to date provide protection through February 2034.
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
Specifically, there are several companies developing or marketing treatments that may be approved for the same indications and/or diseases as our lead product candidates, ANB019 and etokimab, including major pharmaceutical companies. For atopic dermatitis, our competitors include dupilumab (Dupixent, Regeneron, Sanofi), which has been approved by the FDA, crisaborole (EUCRISA, Pfizer), which has been approved by the FDA, VTP-38543 (Vitae, acquired by Allergan), JAK inhibitors such as baricitinib, PF-04965842 and upadacitinib under development by Lilly/Incyte, Pfizer and Abbvie, respectively, an IL-33 program by Regeneron (REGN3500) in a Phase 2 clinical trial for atopic dermatitis, a recently announced IL-33 related program by Pfizer (PF-06817024) in a Phase 1 clinical trial indicated for various indications, a recently announced IL-33 related program by Lilly in a Phase 1 clinical trial indicated for autoimmune disorders, an IL-1 alpha antibody, bermekimab (XBiotech) and antibodies that bind to IL-13 such as lebrikizumab (Dermira) and tezepelumab (AMG157, MEDI9929, Amgen/AstraZeneca).
For asthma, our competitors include omalizumab (Xolair; Roche), which has received FDA approval and functions by inhibiting the binding between free IgE and FceRI; antibodies that bind IL-5 and inhibit its interaction with the IL-5 receptor such as mepolizumab (Nucala; Glaxosmithkline) and reslizumab (Cinqair; Teva), both of which the FDA has approved for the add-on maintenance treatment in patients with severe eosinophilic asthma; antibodies such as benralizumab (FASENRA, AstraZeneca) that bind the IL-5 receptor; antibodies that bind the IL-4 receptor and inhibit its signaling through IL-4 and IL-13 cytokines such as dupilumab (Dupixent; Regeneron/Sanofi), which has been approved by the FDA for use with other asthma medicines for the maintenance treatment of moderate-to-severe asthma in patients aged 12 years and older whose asthma is not controlled with their current asthma medicines; antibodies that bind to IL-13 such as lebrikizumab (Dermira), tralokinumab (AstraZeneca, LEO Pharma) and anrukinzumab (Pfizer), which are in clinical testing; antibodies that bind the IL-4 receptor alpha chain, such as AMG 317 (Amgen) in clinical testing; ST2-binding antibodies including Roche’s RG6149, GSK’s GSK3772847 and Regeneron’s IL-33 antibody (REGN3500), each in clinical development for asthma and related conditions; a recently announced IL-33 related program by AstraZeneca (MEDI3506) in a Phase 1 clinical trial indicated for chronic obstructive pulmonary disease; DP-2 antagonists including fevipiprant (Novartis) under development for asthma and GB001 (Gossamer Bio) under development for moderate-to-severe eosinophilic asthma; and an anti-TSLP antibody called tezepelumab (AMG 157, MEDI9929) being developed by Amgen and AstraZeneca for asthma.
Our competitors in CRSwNP include dupilumab (Regeneron/Sanofi), mepolizumab (GSK), benralizumab (AstraZeneca), omalizumab (Novartis), GB001 (Gossamer Bio) and PF-06817024 (Pfizer), each of which are in clinical testing.
For GPP and PPP, our competitors include marketed therapies such as secukinumab (Cosentyx; Novartis), which binds IL-17A; ustekinumab (Stelara; Janssen), which blocks IL-12 and 23 cytokine function; and acitretin (Soriatane; Glaxosmithkline), as well as therapies in development such as guselkumab (Janssen), which blocks IL-23 cytokine function, gevokizumab (Xoma 052) and canakinumab (Ilaris, Novartis), which binds IL-1 beta, anakinra (Kineret; Swedish Orphan Biovitrum AB), a recombinant form the IL-1 receptor antagonist, and an anti-IL-36 receptor antibody called BI-655130 (Boehringer Ingelheim).
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

After the FDA evaluates the BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter.  A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application.  If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter.  The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.  An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications.  As a condition of BLA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS to help ensure that the benefits of the biologic outweigh the potential risks.  REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU.  ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries.  The requirement for a REMS can materially affect the potential market and profitability of the product.  Moreover, product approval may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy.
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
FDA regulation of companion diagnostics
If use of an in vitro diagnostic is essential for safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product.  The review of an in vitro companion diagnostic in conjunction with the review of a biologic involves coordination of review by the FDA’s Center for Biologics Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. Pursuing FDA approval of an in vitro companion diagnostic would require us to obtain a pre-market approval, or PMA. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer.  It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling.  PMA applications are subject to an application fee, which exceeds $250,000 for most PMAs.  In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought.  In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories.  As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.
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
Other U.S. health care laws and compliance requirements
In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (such as the Office of Inspector General), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended, as applicable.
The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal health care programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor.  Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.
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

Federal false claims and false statement laws, including the federal False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal health care programs, including Medicare and Medicaid, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product.  Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus generally non-reimbursable, uses.
HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any health care benefit program, including private third-party payors, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.  Like the Anti-Kickback Statute, the ACA amended the intent standard for certain health care fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state.  Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain.  Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other health care entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices.  All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

If our operations are found to be in violation of any of the federal and state health care laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
Coverage, pricing and reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third- party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state health care programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals.  Our product candidates may not be considered medically necessary or cost-effective.  A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.  Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
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
The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.  In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on health care pricing.  Coverage policies and third-party reimbursement rates may change at any time.  Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Health care reform

Government and other third-party payers (including pharmacy benefit management companies) are challenging the prices charged for health care products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs, such as by requiring outcomes-based or other pay-for-performance pricing arrangements. They are also imposing restrictions on eligible patient populations and the reimbursement process (including by means of required prior authorizations and utilization management criteria). In March 2010, the Patient Protection and Affordable Care Act, as amended by the health care and Education Reconciliation Act, or collectively the ACA, was enacted in the United States. This legislation imposes cost-containment and other measures that are likely to adversely affect the amount of reimbursement for our current and future products. The full effects of this legislation depend on a number of factors, many of which are beyond our control, including new regulations and guidance issued by CMS and other federal and state agencies. Some states are also considering legislation that would control the prices and reimbursement of prescription drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any prescription drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform measures in the future that will impose additional constraints on prices and reimbursements for our products.
Some of the provisions of the ACA have yet to be implemented and there have been judicial and Congressional challenges to certain aspects of the ACA. In addition, the current administration and Congress have previously sought, and will likely continue to seek, legislative and regulatory changes, including repeal and replacement of all or certain provisions of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the current administration signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may consider other legislation to repeal or replace elements of the ACA.
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
Employees
As of December 31, 2018, we had 78 full-time employees. Of these employees, 60 were primarily engaged in research and development activities and 24 have an M.D. or a Ph.D.  None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.
Financial Information
We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2018, 2017 and 2016 and our total assets as of December 31, 2018 and 2017, is included in our Consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.
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
We have elected to structure our initial Phase 2a clinical trials with etokimab as investigational studies that enroll a relatively limited number of patients and are intended to allow us to better assess patient responses and potential efficacy results before designing and commencing Phase 2b clinical trials. We believe the results we have observed in the initial Phase 2a clinical trials of etokimab in atopic dermatitis and severe adult eosinophilic asthma suggest a reasonable basis for continuing development of etokimab in these indications through larger Phase 2b clinical trials. However, our Phase 2a trials involve relatively small patient populations, for example 12 patients in our Phase 2a trial in atopic dermatitis and 25 patients in our Phase 2a trial in severe adult eosinophilic asthma. The results we have observed in these smaller patient populations may not be predictive of results we will experience in later studies. Furthermore, the average results reported from our Phase 2a trials (for example, the average change in FEV1 reported in connection with our Phase 2a trial in severe adult eosinophilic asthma) are subject to significant variability due to the small number of patients enrolled, and are not expected to be, and are unlikely to be, statistically significant. In addition, we have elected to structure our initial Phase 2a clinical trials as single dose studies, which may not be representative of the efficacy and/or safety observed in subsequent multi-dose Phase 2, Phase 2b or Phase 3 clinical trials.
In addition, later studies may also include different design elements that could contribute to us experiencing different results than we have observed in our Phase 2a trials. One such design element may be differences in efficacy endpoints between Phase 2a trials and subsequent Phase 2, Phase 2b or Phase 3 clinical trials. For instance, while our single dose Phase 2a clinical trial of etokimab demonstrated efficacy in terms of FEV1 improvement versus placebo, we did not structure this trial to assess efficacy in terms of exacerbation reduction, which is the endpoint historically used by the FDA for drug approval in asthma, and hence our future Phase 2, Phase 2b or Phase 3 trials in asthma may not demonstrate efficacy in exacerbation reduction leading to potential delays or failure to obtain approval of etokimab in asthma. In addition, the initial results we have reported from our completed Phase 2a clinical trials have included interim analyses and top-line results at early timepoints, which may not accurately predict the final results of this clinical trial or the results of future clinical trials. For instance, our single dose Phase 2a trial of etokimab in atopic dermatitis demonstrated certain levels of EASI-50 response upon interim analysis at Day 29, but this EASI-50 response level was not maintained at the end of this clinical trial at Day 140. In another example, interim analysis data from our Phase 2a study of severe adult eosinophilic asthma demonstrated FEV1 improvement over placebo at Day 64, but may not demonstrate the same FEV1 efficacy upon study completion at the Day 127 timepoint.
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
The success of our current product candidates, and any other product candidates we may develop in the future, will depend on many factors, including the following:

•	obtaining regulatory permission to initiate clinical trials;

•	successful enrollment of patients in, and the completion of, our planned clinical trials;

•	receiving marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities and/or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and their components;

•	enforcing and defending intellectual property rights and claims;

•	achieving desirable therapeutic properties for our product candidates’ intended indications;

•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with third parties;

•	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies; and

•	maintaining an acceptable safety profile of our product candidates through clinical trials and following regulatory approval.
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
We have conducted various preclinical studies of our product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. We have only completed early Phase 1 and Phase 2a clinical trials for etokimab, and subsequent patient trials with etokimab are currently ongoing. We also have only recently completed a Phase 1 clinical trial with ANB019. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, or to observe results in later stage clinical trials that are unexpected based on early clinical trials. Many product candidates fail in clinical trials despite promising preclinical and early clinical results. In addition, top-line results of a clinical trial, which generally reflect preliminary reviews of primary efficacy and/or safety results, do not necessarily predict final results, and any top-line findings or assessments are subject to change pending the completion of final data review procedures. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
Some patients in our clinical trials have experienced adverse events, none of which were determined to be drug related. The most frequent treatment-emergent adverse events reported were mild dizziness or vomiting in patients subsequent to placebo dosing, and mild headache, strep throat, upper respiratory tract infection, or in one case, severe neutropenia which was acute and not persistent in patients post-etokimab administration. Subjects in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or in our Phase 1 or Phase 2a clinical trials. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which will inform our dosing strategy for future clinical trials, however such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans, and may lead to unforeseen toxicity not previously observed in preclinical testing. If preclinical studies of our product candidates fail to provide preliminary evidence of safety to the satisfaction of regulatory authorities or do not otherwise produce satisfactory results, we may incur additional costs or experience delays in initiating and/or advancing the development and commercialization of our product candidates. Further, if clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

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
Even if we or our collaborators initiate and complete clinical trials for our product candidates, these product candidates will not be permitted to be marketed in the United States until approval of a Biologics License Application, or BLA, from the FDA, is received, and will not be permitted to be marketed in other countries without marketing approval from foreign regulatory authorities. Obtaining approval of a BLA or other marketing approvals is often a lengthy, expensive and uncertain process over which the FDA and foreign regulatory authorities have substantial discretion. Other than submitting and receiving acceptance for initiation of our previous and current clinical trials in Australia, the United States and United Kingdom, we have not yet discussed with the FDA or foreign regulatory authorities the development plans for any of our product candidates or the designs of any of our later-stage clinical studies. We thus may not have the full benefit of the FDA’s or foreign regulatory authorities’ current thinking on trial designs or product development for our target indications. For example, we believe a small pivotal trial, potentially with approximately 100 patients, may be sufficient to demonstrate substantial evidence of efficacy of ANB019 in generalized pustular psoriasis, or GPP, patients. However, we have not yet discussed clinical trial design for this indication with the FDA, and the FDA may disagree with our proposed trial design, including the number of patients necessary to demonstrate efficacy and/or may require us to conduct more than one pivotal study in order to obtain approval of a BLA.
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
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. Our business depends on our successful development and commercialization of the limited number of internal product candidates we have in preclinical and early-stage clinical development. Even if we are successful in continuing to build our pipeline, development of the potential product candidates that we identify will require substantial investment in additional clinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, building a commercial organization, and significant marketing efforts before we generate any revenue from product sales. Furthermore, such product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we cannot validate our technology platform by successfully developing and commercializing product candidates based upon our technological approach, we may not be able to obtain product or partnership revenue in future periods, which would adversely affect our business, prospects, financial condition and results of operations.
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
For atopic dermatitis, our competitors include dupilumab (Dupixent, Regeneron, Sanofi), which has been approved by the FDA, crisaborole (EUCRISA, Pfizer), which has been approved by the FDA, VTP-38543 (Vitae, acquired by Allergan), JAK inhibitors such as baricitinib, PF-04965842 and upadacitinib under development by Lilly/Incyte, Pfizer and Abbvie, respectively, an IL-33 program by Regeneron (REGN3500) in a Phase 2 clinical trial for atopic dermatitis, a recently announced IL-33 related program by Pfizer (PF-06817024) in a Phase 1 clinical trial indicated for various indications, a recently announced IL-33 related program by Lilly in a Phase 1 clinical trial indicated for autoimmune disorders, an IL-1 alpha antibody, bermekimab (XBiotech) and antibodies that bind to IL-13 such as lebrikizumab (Dermira) and tezepelumab (AMG157, MEDI9929, Amgen/AstraZeneca).
For asthma, our competitors include omalizumab (Xolair; Roche), which has received FDA approval and functions by inhibiting the binding between free IgE and FceRI; antibodies that bind IL-5 and inhibit its interaction with the IL-5 receptor such as mepolizumab (Nucala; Glaxosmithkline) and reslizumab (Cinqair; Teva), both of which the FDA has approved for the add-on maintenance treatment in patients with severe eosinophilic asthma; antibodies such as benralizumab (FASENRA, AstraZeneca) that bind the IL-5 receptor; antibodies that bind the IL-4 receptor and inhibit its signaling through IL-4 and IL-13 cytokines such as dupilumab (Dupixent; Regeneron/Sanofi), which has been approved by the FDA for use with other asthma medicines for the maintenance treatment of moderate-to-severe asthma in patients aged 12 years and older whose asthma is not controlled with their current asthma medicines; antibodies that bind to IL-13 such as lebrikizumab (Dermira), tralokinumab (AstraZeneca, LEO Pharma) and anrukinzumab (Pfizer), which are in clinical testing; antibodies that bind the IL-4 receptor alpha chain, such as AMG 317 (Amgen) in clinical testing; ST2-binding antibodies including Roche’s RG6149, GSK’s GSK3772847 and Regeneron’s IL-33 antibody (REGN3500) each in clinical development for asthma and related conditions; a recently announced IL-33 related program by AstraZeneca (MEDI3506) in a Phase 1 clinical trial indicated for chronic obstructive pulmonary disease; DP-2 antagonists including fevipiprant (Novartis) under development for asthma and GB001 (Gossamer Bio) under development for moderate-to-severe eosinophilic asthma; and an anti-TSLP antibody called tezepelumab (AMG 157, MEDI9929) being developed by Amgen and AstraZeneca for asthma.
Our competitors in CRSwNP include dupilumab (Regeneron/Sanofi), mepolizumab (GSK), benralizumab (AstraZeneca), omalizumab (Novartis), GB001 (Gossamer Bio) and PF-06817024 (Pfizer), each of which are in clinical testing.
For GPP and PPP, our competitors include marketed therapies such as secukinumab (Cosentyx; Novartis), which binds IL-17A; ustekinumab (Stelara; Janssen), which blocks IL-12 and 23 cytokine function; and acitretin (Soriatane; Glaxosmithkline), as well as therapies in development such as guselkumab (Janssen), which blocks IL-23 cytokine function, gevokizumab (Xoma 052) and canakinumab (Ilaris, Novartis), which binds IL-1 beta, anakinra (Kineret; Swedish Orphan Biovitrum AB), a recombinant form the IL-1 receptor antagonist and an anti-IL-36 receptor antibody called BI-655130 (Boehringer Ingelheim).
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
Our product candidates may not achieve adequate market acceptance among physicians, patients, health care payors and others in the medical community necessary for commercial success.
Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, health care payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

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
If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, health care payors and patients, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable.
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
Scaling up a biologic manufacturing process is a difficult and uncertain task, and we may not be successful in transferring our production system or the manufacturer may not have the necessary capabilities to complete the implementation and development process. If we are unable to adequately validate or scale-up the manufacturing process with our current manufacturers, we will need to transfer to other manufacturers and complete the manufacturing validation process, which can be lengthy and costly. If we are able to adequately validate and scale-up the manufacturing process for our product candidates with contract manufacturers, we will still need to negotiate with such contract manufacturers agreements for commercial supply, and it is not certain we will be able to come to agreement on terms acceptable to us.
Risks Related to Our Financial Position and Capital Needs
We have limited operating revenue and a history of operational losses and may not achieve or sustain profitability. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales.
We are an early-stage biotechnology company with a limited operating history. We have no approved products. To date, our revenue has been primarily derived from our TESARO and Celgene research collaboration and license agreements, and we are significantly dependent on such collaborators for the successful development of product candidates in these collaborations. Our ability to generate revenue and become profitable depends upon our ability, alone or with our collaborators, to successfully complete the development of our product candidates for our target indications and to obtain necessary regulatory approvals.
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. For the year ended December 31, 2018, our collaboration revenue was $5.0 million and our net loss was $61.7 million. As of December 31, 2018, we had an accumulated deficit of $146.7 million.
We have financed our operations primarily through our initial public offering of common stock in January 2017, our follow-on public offerings of common stock in October 2017 and September 2018, private placements of our preferred stock and the issuance of debt. We have devoted substantially all of our efforts to research and development. We have only recently initiated clinical development for two of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. Our revenue has been historically derived from amortization of upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. Our ability to generate future product revenue from our current or future product candidates depends on a number of additional factors, including our ability (or as applicable our collaborators’ ability) to:

•	continue research and preclinical development of our product candidates;

•	identify additional product candidates;

•	maintain existing and enter into new collaboration agreements;

•	conduct additional preclinical studies and initiate clinical trials for our product candidates;

•	obtain approvals for the product candidates we develop or developed under our collaboration arrangements;

•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional executive, clinical, quality control and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts;

•	establish and maintain supply and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of our products;

•	obtain coverage and adequate product reimbursement from third-party payors, including government payors;

•	acquire or in-license other product candidates and technologies; and

•	achieve market acceptance for our or our collaborators’ products, if any.
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

•	the effect of competing technological and market developments;

•	market acceptance of any approved product candidates;

•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;

•	the cost of recruiting and retaining key employees;

•	the costs and fees associated with any delays or cancellations of forecasted manufacturing batches;

•	the cost and timing of selecting, auditing and potentially validating manufacturing sites for commercial-scale manufacturing; and

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
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. This is especially critical as we ramp up our hiring needs entering into later stage product development of our product candidates. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our operating results and adversely affect our ability to successfully commercialize our product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, particularly our

President and Chief Executive Officer, as well as our senior scientists. The loss of services of any of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. The competition for qualified personnel in the biotechnology field is intense and, as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. In addition, certain members of our senior management team have worked together for only a relatively short period of time, and it may be difficult to evaluate their effectiveness, on an individual or collective basis, and ability to address future challenges to our business.
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
We conduct certain operations through our Australian wholly-owned subsidiary. If we lose our ability to operate in Australia, or if our subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations will suffer.
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

Our facilities are located in San Diego, California, which is a seismically active region, and has also historically been subject to wildfires and electrical blackouts as a result of a shortage of available electrical power. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. We maintain multiple copies of each of our antibody sequences and electronic data records, most of which we maintain at our headquarters. If our facility was impacted by a seismic or wildfire event, we could lose some of our antibody sequences, which would have an adverse effect on our ability to perform our obligations under our collaborations and discover new targets.
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
We have entered into collaborations with TESARO and Celgene to develop several of our product candidates. We have also entered into antibody generation and/or development collaborations with various collaborators, including TESARO and Celgene, under which we have generated therapeutic quality antibodies using our technology platform and conducted certain preclinical studies in collaboration. We are currently aware that TESARO and Celgene have advanced multiple antibodies generated through our collaboration into clinical trials. If our collaborators terminate any of our collaborations, we may not receive all or any of this funding, which would adversely affect our business or financial condition. Our operational obligations under each of our collaborations has ended.
Moreover, both TESARO and Celgene recently announced agreements to be acquired by large pharmaceutical companies. On December 3, 2018, GlaxoSmithKline plc announced an agreement to acquire TESARO, which closed on January 22, 2019, and on January 3, 2019, Bristol-Myers Squibb Co. announced an agreement to acquire Celgene Corp, which is expected to close during the third quarter of 2019. There can be no assurance that these collaborators, following their respective acquisitions by third parties, or such third-party acquirers, will continue to develop and commercialize these product candidates consistent with and with similar timelines as done previous to the acquisitions or that they will comply with the covenants, restrictions, sub-license and other agreement provisions, which, if they don’t comply, could lead us into disputes and potentially trigger breaches of our agreements with other partners.
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
In addition to our current licensing arrangements with TESARO and Celgene, a part of our strategy is to enter into additional strategic product development collaborations in the future, including collaborations to broaden and accelerate clinical development and potential commercialization of our product candidates. We may face significant competition in seeking appropriate development partners, and the negotiation process is time-consuming and complex. Moreover, we may not succeed in our efforts to establish development collaborations or other alternative arrangements for any of our other existing or future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy or to be commercially viable. Even if we are successful in our efforts to establish new development collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such development collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into new development collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.
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
If third parties on which we depend to conduct our planned preclinical studies and clinical trials do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with adverse effects on our business, financial condition, results of operations and prospects.
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
We rely completely on third parties to manufacture our nonclinical, clinical and future commercial drug supplies of any approved products.

We outsource the manufacture of our product candidates. We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. If we were to experience an unexpected loss of supply of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, our business would be harmed, and we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, we may be required to manufacture additional supplies of our product candidates to the extent our estimates of the amounts required prove inaccurate, we suffer unexpected losses of product candidate supplies, or we are required to have fresh product candidate supplies manufactured to satisfy regulatory requirements or specifications. Any significant delay or discontinuation in the supply of a product candidate, or the raw material components thereof, due to the need to replace a contract manufacturer or other third-party manufacturer, could considerably harm our business and ability to generate revenue and delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

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
In the United States, engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a biotechnology company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, these False Claims Act lawsuits against biotechnology companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices promoting off-label drug uses involving fines in excess of $1.0 billion. This growth in litigation has increased the risk that a biotechnology company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid and other federal and state health care programs. If we do not lawfully promote our approved products, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have an adverse effect on our business, financial condition and results of operations.
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
We plan to seek Orphan Drug Designation for ANB019 or certain of our other product candidates. Regulatory authorities in some jurisdictions, including the United States and the European Union, or EU, may designate biologics for relatively small patient populations as Orphan Drugs. Under the Orphan Drug Act, the FDA may designate a biologic as an Orphan Drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. Generally, if a biologic with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the biologic is entitled to a period of marketing exclusivity, which precludes the FDA, in the United States, or the European Medicines Agency, or EMA, in the EU, from approving another marketing application for a drug containing the same active moiety for the same indication for that time period. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if a biologic no longer meets the criteria for Orphan Drug Designation or if the biologic is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, the Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn and other candidates may obtain approval before us.
We have not been granted Orphan Drug Designation for ANB019 for any indication, and may not be able to obtain designation or any of the potential benefits associated with it. For example, we plan to seek FDA Orphan Drug Designation for ANB019 for the treatment of GPP and PPP, which will likely require that we demonstrate to FDA that GPP and PPP are distinct diseases from psoriasis generally (a non-rare disease) or that use of ANB019 may be appropriate for the treatment of GPP and PPP but not appropriate for use in the general psoriasis population.
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
The availability and extent of coverage and adequate reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only at limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.
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
Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly examining the medical necessity and reviewing the cost effectiveness of medical drug products. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific drug products on an approved list, known as a formulary, which might not include all FDA approved drugs for a particular indication. We or our collaborators may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. Nonetheless, our product candidates may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement and the timing of achieving a reimbursement determination will be.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics including our product candidates. In many countries, particularly the countries of the EU, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States.
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
Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce health care costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on health care costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the health care market.
In addition to CMS and private payors, professional organizations such as the American Medical Association can influence decisions about reimbursement for new products by determining standards for care. In addition, many private payors contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of our product candidates.
Furthermore, some of our target indications, such as GPP, are rare diseases with small patient populations. In order for therapeutics that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such therapeutics must be higher, on a relative basis, to account for the low volume of sales. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size.
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
Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA. In addition, the current administration and Congress have previously sought, and will likely continue to seek, legislative and regulatory changes, including repeal and replacement of all or certain provisions of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the current administration signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may consider other legislation to repeal or replace elements of the ACA.
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
More recently, President Trump has signed an executive order and made statements that suggest he plans to seek repeal of all or portions of the ACA. There is uncertainty with respect to which legislation, if any, will be enacted and the impact President Trump’s Administration may have, if any, and any changes likely will take time to unfold, and could have an impact on coverage and reimbursement for health care items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any health care reform legislation or the impact of potential legislation on us. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.
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
We expect that the ACA, as well as other health care reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other health care reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.
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
Our business entails a significant risk of product liability, and our ability to obtain sufficient insurance coverage could have an adverse effect on our business, financial condition, results of operations or prospects.
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
Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other health care laws and regulations, which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
Health care providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state health care laws and regulations include the following:

•
the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal health care program such as Medicare and Medicaid;

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

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any health care benefit program or making false statements relating to health care matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•
the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report to CMS annually information regarding payments and other transfers of value to physicians and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information was initially made publicly available on a searchable website in September 2014 and is disclosed on an annual basis; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other health care providers or marketing expenditures. For example, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual health care practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain pricing information, including information pertaining to and justifying price increases, or prohibit prescription drug price gouging. And states such as California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Other states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.
State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

For example, the collection and use of health data in the EU is governed by the General Data Protection Regulation (GDPR), which became fully applicable in May 2018. The GDPR extends the geographical scope of EU Data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. The GDPR is new and guidance, interpretation and application under the GDPR are still developing. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. The GDPR is new and the pending EU ePrivacy Regulation is expected to establish, new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. Additionally, in June 2018, California passed the California Consumer Privacy Act, or CCPA, which provides new data privacy rights for consumers and new operational requirements for companies effective in 2020. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA and other U.S., EU and worldwide laws may impose onerous requirements on our business and, if our efforts to comply with such laws are not successful, our business could be adversely affected.
Efforts to ensure that our current and future business arrangements with third parties will comply with applicable health care laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded health care programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other health care providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded health care programs.
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
Within and outside of the United States, there has been a substantial amount of litigation and administrative proceedings regarding patent and other intellectual property rights in the pharmaceutical industry including opposition, derivation, reexamination, inter partes review or interference proceedings, or other preissuance or post-grant proceedings. Such proceedings may be provoked by third parties or by us or our licensors or collaborators to protect or enforce our or our licensors’ or collaborators’ patents or patent applications. Additionally, third-party preissuance submission of prior art to the USPTO or other foreign jurisdictions may jeopardize the issuance or scope of our or our licensors’ or collaborators’ patent applications. An unfavorable outcome in any such proceedings could require us or our licensors or collaborators to cease using the related technology, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors or collaborators a license on commercially reasonable terms or at all, and we could be forced to stop commercializing our product candidates. Even if we or our licensors or collaborators obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors or collaborators.
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
Third parties may initiate legal proceedings against us alleging that we infringe their intellectual property rights, or we may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, the outcome of which would be uncertain and could have an adverse effect on the success of our business.
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

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products, which license could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Such a license may not be available on commercially reasonable terms or at all. Even if we successfully prosecute or defend against such claims, litigation could result in substantial costs and distract management.
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
The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	the success of competitive products;

•	regulatory actions with respect to our products or our competitors’ products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;

•	results of preclinical studies and clinical trials of our product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	developments with respect to our existing collaboration agreements and announcements of new collaboration agreements;

•	disputes, breaches and terminations of our manufacturing agreements, collaborations agreements or other important agreements;

•	the results of our efforts to in-license or acquire additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	changes in the structure of health care payment systems;

•	market conditions in the biotechnology sector; and

•	general economic, industry and market conditions.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses have increased and will continue to increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Global Select Market. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. The increased costs increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these and future requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have only recently compiled the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act. We will need to maintain and enhance these processes and controls as we grow, and we may require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our reported operating results and harm our reputation. Internal control deficiencies could also result in a restatement of our financial results.
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
We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our stock.
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
We plan to use our current year operating losses to offset taxable income from any revenue generated from operations or corporate collaborations. To the extent we have taxable income, we plan to use our NOL carryforwards to offset income that would otherwise be taxable. However, under the Tax Reform Act of 1986, the benefits from the use of our NOL carryforwards may be impaired or limited under Section 382 of the Internal Revenue Code of 1984, as amended, or the Code, if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. In September 2015, we completed a Section 382 and 383 ownership change analysis through December 31, 2014 and determined that there was an ownership change in 2007 that may limit the utilization of approximately $5.3 million and $5.4 million in federal and state NOLs, respectively, and $0.2 million in both federal and state research tax credits. We extended the analysis period of the study through December 31, 2018, noting an additional ownership change during fiscal 2017 that may limit the utilization of federal and state NOLs. Our use of federal NOL carryforwards could be limited further by the provisions of Section 382 of the Code depending upon the timing and amount of additional equity securities that we have issued or will issue. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation, and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.
On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rates. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Additionally, the Tax Reform Act will no longer allow deductions for compensation in excess of $1 million for certain employees, even if paid as commissions or performance-based compensation. We may be subject to these limitations as provided for under Section 162(m) of the Internal Revenue Code in the future. The Tax Reform Act also limits the amount taxpayers are able to deduct for federal NOL carryforwards generated in taxable years beginning after December 31, 2017 to 80% of the taxpayer’s taxable income. The law also generally repeals all carrybacks. However, any NOLs generated in taxable years after December 31, 2017 can be carried forward indefinitely. Losses arising in taxable years beginning before December 31, 2017 may still be carried back two years and are subject to their current expiration period. As of December 31, 2018, we have federal NOLs of approximately $145.3 million, which expire beginning December 31, 2028 through December 31, 2037, if not used to reduce income taxes payable in the future. The federal net operating loss carryover includes $85.2 million of net operating losses generated in 2018. Federal net operating losses generated in 2018 carryover indefinitely and may generally be used to offset up to 80% of future taxable income in the year it is utilized.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal executive office is located in San Diego, California, and consists of approximately 25,000 square feet of leased office and laboratory space under a lease which will expire on August 31, 2021. We use these facilities for our administrative, research and development and other activities.
In May 2018, we entered into a three-year sublease agreement for an additional 18,000 square feet of office space in San Diego, California, this lease will expire on October 31, 2021.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Trading Symbol and Holders
Our common stock has been listed on the Nasdaq Global Select market under the symbol “ANAB” since January 26, 2017. As of February 25, 2019, we had approximately 17 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.
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
The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from January 26, 2017 (the first date that shares of our common stock were publicly traded) through December 31, 2018. The comparison assumes $100 was invested in our common stock and in each of the aforementioned indices after the market closed on December 31, 2018, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 2 YEAR CUMULATIVE TOTAL RETURN*

Among AnaptysBio, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$800
$700
$600
$500
$400
$300
$200
$100
$0
1/25/17
1/17
2/17
3/17
4/17
5/17
6/17
7/17
8/17
9/17
10/17
11/17
12/17
1/18
2/18
3/18
4/18
5/18
6/18
7/18
8/18
9/18
10/18
11/18
12/18
AnaptysBio, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 1/25/17 in stock or 12/31/16 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Issuer Purchases of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Selected Consolidated Financial Data
The selected financial data set forth below for the years ended December 31, 2018, 2017, and 2016 and as of December 31, 2018 and 2017 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 2015 and 2014 and as of December 31, 2016, 2015 and 2014 are derived from our audited financial statements not included in this report.
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

	Year Ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Collaboration revenue	$5,000	$10,000	$16,684	$17,571	$15,838
(Loss) income from operations	(66,722)	(28,781)	(3,025)	(3,322)	4,870
Net (loss) income	(61,848)	(30,070)	(4,259)	(5,405)	3,532
Net (loss) income attributed to common stockholders	(61,656)	(30,070)	(4,259)	(5,405)	232
Net (loss) income per common share: Basic and diluted	(2.50)	(1.52)	(1.62)	(2.12)	0.09

(in thousands)	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Total assets	$508,997	$329,364	$62,180	$56,280	$25,065
Notes payable, net of current portion	625	7,553	13,809	4,903	4,793
Deferred rent	171	140	154	115	94
Preferred stock warrant liabilities	—	—	3,241	1,549	569
Commitments and contingencies
Series B convertible preferred stock	—	—	28,220	28,220	28,220
Series C convertible preferred stock	—	—	6,452	6,452	6,452
Series C-1 convertible preferred stock	—	—	2,156	2,156	2,156
Series D convertible preferred stock	—	—	40,688	40,688	—
Stockholders’ equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	27	24	3	3	2
Additional paid in capital	633,251	393,017	16,672	15,482	14,422
Accumulated other comprehensive loss	(223)	(426)	—	—	—
Accumulated deficit	(146,690)	(85,034)	(54,923)	(50,664)	(45,259)
Total liabilities, convertible preferred stock and stockholders’ equity	$508,997	$329,364	$62,180	$56,280	$25,065

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the historical consolidated financial statements and the notes thereto included in Part II, Item 8—Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K. This discussion and other sections of this Annual Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part I, Item 1A of this Annual Report. You should also carefully read “Special Note Regarding Forward-Looking Statements”.
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
Etokimab, our anti-IL-33 antibody drug candidate previously referred to as ANB020, inhibits the activity of the interleukin-33 cytokine, or IL-33, which we believe is broadly applicable to the treatment of atopic inflammatory disorders, such as moderate-to-severe atopic dermatitis, eosinophilic asthma, chronic rhinosinusitis with nasal polyps, or CRSwNP, and potentially other allergic conditions.
We completed a Phase 2a proof-of-concept trial of etokimab in 12 moderate-to-severe adult atopic dermatitis patients in late 2017 and believe the data from this trial, presented at the 2018 American Academy of Dermatology, or AAD, and 2018 European Academy of Allergy and Clinical Immunology, or EAACI, demonstrate proof-of-concept for etokimab in moderate-to-severe adult atopic dermatitis and suggest that etokimab may provide meaningful differentiation in terms of patient convenience. We are conducting a Phase 2b randomized, double-blinded, placebo-controlled, multi-dose study in 300 adult patients with moderate-to-severe atopic dermatitis, also referred to as the ATLAS trial, to assess different dose levels and dosing frequencies of subcutaneously-administered etokimab for a 16-week treatment period followed by an eight-week monitoring period, with top-line data expected in the second half of 2019.
We recently completed a Phase 2a randomized, placebo-controlled, single dose study of etokimab in 25 severe adult eosinophilic asthma patients. We announced top-line data from an interim analysis of this Phase 2a trial in September 2018, which we believe demonstrated proof-of-concept for etokimab in severe adult eosinophilic asthma patients with rapid and sustained Forced Expiratory Volume in One Second, or FEV1, improvement. We plan to report full data from this trial, including data subsequent to the Day 64 time point, at a medical conference in 2019. We believe the interim analysis of this trial supports the continued development of etokimab in eosinophilic asthma and plan to initiate, during 2019, a multi-dose Phase 2b randomized, double-blinded, placebo-controlled trial. We may also conduct clinical studies in severe asthma subset(s) in the future.
We are conducting a randomized, placebo-controlled Phase 2 trial of etokimab in approximately 100 adult patients with CRSwNP, also referred to as the ECLIPSE trial, which is a debilitating atopic disorder associated with elevated IL-33 pathway signaling. We anticipate top-line data from this trial to be available in the second half of 2019.
ANB019 inhibits the interleukin-36 receptor, or IL-36R, for the treatment of rare inflammatory diseases including generalized pustular psoriasis, or GPP, and palmoplantar pustulosis, or PPP, previously referred to as palmo-plantar pustular psoriasis. We completed a Phase 1 clinical trial in healthy volunteers, which was presented at EAACI 2018, where ANB019 was well-tolerated by all subjects, no dose-limiting toxicities were observed, and no serious adverse events were reported among any subjects in the trial. We have subsequently initiated a 10-patient open-label, multi-dose, single-arm Phase 2 trial of ANB019 in GPP patients, also referred to as the GALLOP trial, where top-line data are anticipated in mid-2019. We have also initiated a randomized, double-blind, placebo-controlled approximately 50-patient multi-dose trial of ANB019 in PPP, also referred to as the POPLAR trial, where top-line data are anticipated in the second half of 2019.

In addition to etokimab and ANB019, our wholly-owned pipeline includes novel anti-inflammatory checkpoint receptor modulator antibodies that we believe are applicable for treatment of certain autoimmune diseases where immune checkpoint receptors are insufficiently activated. We anticipate an Investigational New Drug Application, or IND, for the first such antibody in the second half of 2019.
In addition to our wholly-owned antibody programs, multiple AnaptysBio-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with TESARO, Inc. and TESARO Development, Ltd., or collectively TESARO, and an inflammation-focused collaboration with Celgene Corporation, or Celgene. For more information about these collaborations, see “- Collaboration Revenue” below.
As of December 31, 2018, we had an accumulated deficit of $146.7 million, primarily as a result of losses incurred since our inception in 2005. We expect to continue to incur net operating losses for at least the next several years as we advance our products through clinical development, seek regulatory approval, prepare for and, if approved, proceed to, commercialization, expand our operations and facilities and grow in new and existing markets, territories and industries.
Public Offerings
On January 31, 2017, we completed an initial public offering, or IPO, selling 5,750,000 shares of common stock at $15.00 per share, which included 750,000 shares sold pursuant to the exercise of the underwriters’ options to purchase additional shares. Proceeds from our initial public offering net of underwriting discounts and commissions were $80.2 million.
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
Financial Overview
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. From inception through December 31, 2018, we have received $81.6 million in cash in non-dilutive funding from our collaborators.
Collaboration and Exclusive License Agreement with TESARO
In March 2014, we entered into an exclusive worldwide license and collaboration agreement with TESARO for the development and commercialization of therapeutic monospecific and bispecific antibodies that antagonize PD-1, TIM-3, LAG-3 and/or a fourth undisclosed checkpoint receptor. We received $17.0 million in upfront fees from TESARO in March 2014, and in November 2014, we amended the agreement with TESARO to include the development and commercialization of bispecific antibodies to another undisclosed target, for an additional upfront fee of $2.0 million. Both upfront fees were recognized over the same period that our research and development services for which we were reimbursed were performed, which was extended through December 31, 2016 by amendment of the agreement in February 2016. From inception of the agreement through December 31, 2018, we have recognized $59.3 million in total revenue from TESARO.
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
Milestones achieved through December 31, 2018 under the TESARO Agreement are as follows:

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
On December 3, 2018, GlaxoSmithKline plc announced an agreement to acquire TESARO. This acquisition closed on January 22, 2019.
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
The agreement provided for an upfront payment of $6.0 million from Celgene, which we received in 2011, milestone payments of up to $53.0 million per target, low single-digit royalties on net sales of antibodies against each target, and reimbursement of specified research and development costs. From inception of the agreement through December 31, 2018, we have recognized $10.0 million in total revenue from Celgene.

Anti-PD-1 (CC-90006)
Milestone Event	Amount	Quarter Recognized
Completion of first in vivo toxicology studies using GLPs	$0.5M	Q2'16
Phase 1 clinical trial initiation	$1.0M	Q4'16
Milestones were recognized as revenue in the period earned. There was no revenue recognized under this agreement during the years ended December 31, 2018 or 2017.
On January 3, 2019, Bristol-Myers Squibb Co. announced an agreement to acquire Celgene Corp. This acquisition is expected to close in the third quarter of 2019.
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
We have completed Phase 1 and 2a trials for etokimab and Phase 1 trials for ANB019 and have ongoing Phase 2 and 2b clinical trials as well. We expect our research and development expenses to be higher for the foreseeable future as we continue to advance our product candidates.
General and Administrative Expense
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation for our executive, finance, legal, business development, human resource and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services.
Interest Expense
Interest expense consists of floating interest payments and amortization of discounts on our outstanding notes payable relating to our Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank, as amended, which we refer to as the Loan Agreement.
Change in Fair Value of Liability for Preferred Stock Warrants
Income and expense from the change in fair value of our liability for preferred stock warrants results from the valuation of our outstanding warrants to purchase shares of our preferred stock, which are valued at each period end. Upon the closing of our initial public offering on January 31, 2017, the warrants to purchase shares of preferred stock converted into warrants to purchase shares of common stock, the preferred stock warrant liabilities were reclassified to additional paid-in capital and periodic fair value adjustments are no longer required. All warrants were exercised as of December 31, 2018.
Interest Income
Interest income consists primarily of interest earned on our short-term and long-term investments, and is recognized when earned.
Net Operating Loss and Research and Development Tax Credit Carryforwards
Since inception, we have accumulated net operating losses, or NOLs in all years except December 31, 2015 and 2014, in which we generated taxable income as a result of our collaboration agreement with TESARO as well as expenses incurred by our Australian subsidiary which are not deductible for U.S. income tax purposes. While we utilized NOLs in 2015 and 2014, we have since incurred losses and therefore continue to have a valuation allowance against our net deferred tax assets due to the uncertainty of the realization of such assets.
At December 31, 2018, we had federal and state NOL carryforwards of $145.3 million and $59.1 million, respectively. The federal and state NOLs will both begin to expire in 2028, respectively, unless previously utilized. The federal NOL includes $85.2 million of net operating losses generated in 2018. Federal net operating losses generated in 2018 carryover indefinitely and may generally be used to offset up to 80% of future taxable income in the year it is utilized. At December 31

, 2018, we had federal and California research tax credit carryforwards of $6.1 million and $5.9 million, respectively. The federal research tax credit carryforward will begin to expire in 2026 and the California state credits carry forward indefinitely.
The NOL carryforward and the research tax credit carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions if we experience one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383 of the Code, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. In September 2015, we completed a Section 382 and 383 of the Code ownership change analysis through December 31, 2014 and determined that there was an ownership change in 2007 that may limit the utilization of approximately $5.3 million and $5.4 million in Federal and state NOLs, respectively, and $0.2 million in both Federal and state research tax credits. We extended the analysis period of the study through December 31, 2018, noting one additional ownership changes during fiscal 2017 that may limit the utilization of Federal and State NOLs. Limitations on our ability to use NOL carryforwards and research and development tax credits to offset future taxable income could require us to pay U.S. federal income tax earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.
On December 22, 2017, the President of the United States, signed into law the Tax Reform Act. The legislation significantly changed U.S. tax law by, among other things, lowering the corporate income tax rates. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate and no longer allows deductions for compensation in excess of $1 million for certain employees, even if paid as commissions or performance-based compensation. The SEC staff issued Staff Accounting Bulletin No. 118, or “SAB 118” to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. We recognized provision tax impacts related to the revaluation of deferred tax assets and liabilities and included this amount in its consolidated financial statements for the year ended December 31, 2017. The accounting was completed upon filing of the 2017 U.S. corporate income tax return in 2018, and had no impact on our consolidated financial statements.
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

Accounting Pronouncements Recently Adopted
In May 2014, the Financial Accounting Standards Board “FASB” issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of assets recognized from costs incurred to fulfill a contract and became effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We assessed all potential impacts of the standard, and the most significant impacts relate to our accounting for variable consideration including revenues related to contingent “milestone” based payments and our disclosures required under the new standard as it relates to our two ongoing collaboration agreements, TESARO and Celgene. Application of the new standard requires that variable consideration be recognized to the extent that it is probable that a significant reversal in the amount of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Accordingly, we may be required to recognize milestone payments earlier in the period in which we determine a significant reversal will not occur, rather than when the milestone is achieved. However, we have reviewed the TESARO and Celgene agreements and have determined that given the nature of potential milestones owed to us under these agreements, and the inherent risk involved in developing drugs, and have determined that these potential milestones were not recognizable as of the standard adoption date. Additionally, while we currently disaggregate our revenue disclosures by collaborative agreement, additional discussion surrounding significant estimates made by management was required in our disclosure and included in Note 4 below. We adopted this standard using the modified retrospective approach for our annual reporting period beginning January 1, 2018, and did not record any adjustments upon adoption of this standard.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use, or “ROU”, asset and a related lease liability on the balance sheet for all leases with a term longer than 12 months. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. ASU 2016-02 becomes effective for our annual reporting period beginning January 1, 2019, including interim periods thereafter; early adoption is permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (i) its effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. The new standard provides a number of optional practical expedients in transition, and we elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. Adoption of the new standard resulted in the recording of operating lease ROU assets and lease liabilities of approximately $2.1 million and $2.3 million as of January 1, 2019, respectively related to our real estate leases. Adoption of this new standard will not have a material impact on our consolidated statements of operations or cash flows.

Results of Operations
Comparison of the Years Ended December 31, 2018 and 2017
Collaboration Revenue
Collaboration revenue was $5.0 million compared to $10.0 million for the years ended December 31, 2018 and 2017, respectively. A comparison of revenue by collaborator is as follows:

	Year Ended December 31,		Increase
(in thousands)	2018	2017	(Decrease)
TESARO-milestones	$5,000	$10,000	$(5,000)
Total collaboration revenue	$5,000	$10,000	$(5,000)

Collaboration revenue during the year ended December 31, 2018 decreased $5.0 million compared to the year ended December 31, 2017 primarily due to the timing of milestones achieved.
We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Research and Development Expenses
Research and development expenses were $56.2 million during the year ended December 31, 2018 compared to $29.4 million during the year ended December 31, 2017, for an increase of approximately $26.8 million. The increase is primarily attributable to a $11.9 million increase in outside services for preclinical and manufacturing expenses, a $7.4 million increase in clinical expenses, and a $4.6 million increase in salaries and related expenses, including stock compensation expense.
We do not track fully burdened research and development costs separately for each of our drug candidates. We review our research and development expenses by focusing on external development and internal development costs. External development expenses consist of costs associated with our external preclinical and clinical trials, including pharmaceutical development and manufacturing. Included in preclinical and other unallocated costs are external corporate overhead costs that are not specific to any one program. Internal costs consist of salaries and wages, share-based compensation and benefits, which are not tracked by product candidate as several of our departments support multiple product candidate research and development programs. The following table summarizes the external costs attributable to each program and internal costs:

	Year Ended December 31,		Increase
(in thousands)	2018	2017	(Decrease)
External Costs
Etokimab	$20,935	$12,267	$8,668
ANB019	12,738	3,460	9,278
Preclinical and other unallocated costs	9,057	4,862	4,195
Total External Costs	$42,730	$20,589	$22,141
Internal Costs	13,466	8,854	4,612
Total Costs	$56,196	$29,443	$26,753
We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.
General and Administrative Expenses
General and administrative expenses were $15.5 million during the year ended December 31, 2018 compared to $9.3 million during the year ended December 31, 2017, for an increase of approximately $6.2 million. The increase is primarily due to a $4.7 million increase in salaries and related expenses, which includes stock compensation expense, as well as a $0.7 million increase in professional fees, including consultants.
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
Interest Expense
Interest expense was $1.7 million during the year ended December 31, 2018 and represents effective interest of approximately 13.32% on our outstanding Term Loans, as defined in Part II Item 8—5. Notes Payable, which have a principal balance of $8.1 million as of December 31, 2018. Interest expense was $1.8 million during the year ended December 31, 2017 and primarily represents effective interest of approximately 12.25% on an outstanding principal balance of $15.0 million.
Change in Fair Value of Liabilities for Preferred Stock Warrants
The change in fair value of the liabilities for stock warrants resulted in no expense compared to $1.4 million of expense during the year ended December 31, 2018 and 2017, respectively. As discussed in Part II Item 8 —1. Description of the Business below, all of the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock in connection with the IPO and are accounted for as equity from the conversion date forward.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net was $6.5 million during the year ended December 31, 2018 and primarily consisted of interest income of approximately $6.7 million from our short-term and long-term investments net of foreign exchange losses of approximately $0.2 million related to our Australian subsidiary. Other income (expense), net was $1.8 million during the year ended December 31, 2017 and primarily consisted of interest income of approximately $1.6 million from our short-term and long-term investments and foreign exchange gains of approximately $0.2 million related to our Australian subsidiary.
Provision for Income Taxes
The income tax benefit was $0.2 million during the year ended December 31, 2018, primarily related to a credit for alternative minimum taxes, or AMT, which is eligible for refund under the Tax Cuts and Jobs Act. There was no provision for income taxes during the year ended December 31, 2017.
Comparison of the Years Ended December 31, 2017 and 2016
Collaboration Revenue
Collaboration revenue was $10.0 million and $16.7 million during the years ended December 31, 2017 and 2016, respectively. A comparison of revenue by collaborator is as follows:

	Year Ended December 31,		Increase
(in thousands)	2017	2016	(Decrease)
TESARO-amortization of upfront payments	$—	$2,634	$(2,634)
TESARO-funding of research and development	—	3,242	(3,242)
TESARO-milestones	10,000	9,308	692
Celgene-milestone	—	1,500	(1,500)
Total	$10,000	$16,684	$(6,684)

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

Research and Development Expenses
Research and development expenses were $29.4 million during the year ended December 31, 2017 compared to $15.4 million during the year ended December 31, 2016, for an increase of approximately $14.0 million. The increase is primarily due to a $5.7 million decrease in Australian tax incentives recognized. The decrease in the Australian tax incentives related to the timing of the initial recognition of 2015 and 2016 tax incentives as well as a reduction in reimbursable expenses during 2017. The increase is also attributable to a $3.4 million increase in clinical expenses, a $2.3 million increase in outside services for preclinical and manufacturing expenses, and a $2.2 million increase in salaries and related expenses, including stock compensation expense.
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

	Year Ended December 31,		Increase
(in thousands)	2017	2016	(Decrease)
External Costs
Etokimab	$12,267	$389	$11,878
ANB019	3,460	3,474	(14)
Preclinical and other unallocated costs	4,862	4,871	(9)
Total External Costs	$20,589	$8,734	$11,855
Internal Costs	8,854	6,685	2,169
Total Costs	$29,443	$15,419	$14,024
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
Liquidity and Capital Resources
From our inception through December 31, 2018, we have received an aggregate of $717.5 million to fund our operations which included $616.8 million from the sale of equity securities, $81.6 million from our collaboration agreements and $19.1 million from venture debt. As of December 31, 2018, we had $500.2 million in cash, cash equivalents and investments.
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
Under our original Loan Agreement, as defined in Part II Item 8—5. Notes Payable, we could borrow up to $15.0 million in three separate draws of $5.0 million each. In January 2016, we amended the Loan Agreement to combine Term B Loans and Term C Loans for a total of $10.0 million available for draw and delay the principal repayments for our Term A Loans from February 1, 2016 until February 1, 2017.
In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016; principal repayments began in February 2018. As of December 31, 2018, there are 13 equal monthly principal and interest payments remaining on the Term Loans, with final maturity in January 2020. The Term Loans bear interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The interest rate was 8.93% as of December 31, 2018.
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
Cash, cash equivalents and investments totaled $500.2 million as of December 31, 2018, compared to $324.3 million as of December 31, 2017. We believe that our existing cash, cash equivalents and investments will fund our current operating plan at least through the end of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net cash (used in) provided by:
Operating activities	$(48,506)	$(19,438)	$(9,030)
Investing activities	(142,451)	(243,058)	(50)
Financing activities	223,364	292,453	8,628
Net increase (decrease) in cash, cash equivalents and restricted cash	$32,407	$29,957	$(452)
Operating Activities
Net cash used in operating activities during the year ended December 31, 2018 of $48.5 million was primarily due to our net loss of $61.7 million, adjusted for addbacks for non-cash items of $9.7 million which includes stock-based compensation and income from marketable securities and increases in working capital of $3.3 million. Net cash used in operating activities during the year ended December 31, 2017 of $19.4 million was primarily due to our net loss of $30.1 million, offset by non-cash expenses of $6.6 million which includes stock-based compensation and warrant liability fair value adjustments and increases in working capital of $4.1 million. Net cash used in operating activities during the year ended December 31, 2016 of $9.0 million was primarily due to decreases in working capital of $7.0 million offset by non-cash addbacks of $2.3 million and net loss of $4.3 million.
Investing Activities
Cash used in investing activities during the year ended December 31, 2018 and 2017 was primarily due to the acquisition of investments upon receipt of the proceeds from our IPO and follow-on public offerings, offset by investment maturities. Cash used in investing activities during the year ended December 31, 2016 was due to our purchases of property and equipment.
Financing Activities
The cash provided by financing activities during the year ended December 31, 2018 of $223.4 million was primarily related to proceeds of $227.5 million from our follow-on public offerings, net of underwriting discounts and commissions, as well as proceeds of $2.9 million from the issuance of common stock as a result of option and warrant exercises, offset by $6.9 million in repayments on our outstanding Term Loan. Cash provided by financing activities during the year ended December 31, 2017 of $292.5 million was primarily related to proceeds of $292.5 million from our IPO and follow-on public offering, net of underwriting discounts and commissions, as well as proceeds of $1.5 million from the issuance of common stock as a result of option and warrant exercises, offset by $1.6 million in payments related to offering costs. Cash provided by financing activities during the year ended December 31, 2016 of $8.6 million was primarily related to the draw down of our Term B & C loans of $10.0 million, offset by $1.4 million in payments for debt issuance costs and deferred offering costs.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2018:

		Payments Due by Period
(in thousands)	Total(1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Notes payable, including interest and final payment fee	$9,304	$7,924	$1,380	$—	$—
Operating lease obligation(2)	2,632	937	1,695	—	—
Total	$11,936	$8,861	$3,075	$—	$—

(1)
Future minimum annual obligations for license payments under all collaborative in-license agreements at December 31, 2018 were $0.2 million in fiscal 2019 and in the years thereafter. These obligations are excluded from the table above as the annual minimum payments are payable through ten years from the first commercial sale, if any, or expiration of the last patent to expire, the dates of which are not determinable at this time.

(2)	Operating lease obligation includes future rent payments under our office leases, which both expire in 2021.
We have entered into agreements with certain vendors for the provision of goods and services, which includes manufacturing services with contract manufacturing organizations and development services with contract research organizations. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement and therefore are cancelable contracts and not included in the table above.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As of December 31, 2018, we held $386.6 million in debt securities with for which the accumulated other comprehensive loss was $0.2 million. As such, we believe that should a 10.0% change in interest rates were to have occurred on December 31, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
We are also subject to interest expense fluctuations through our Term Loans, as discussed in Part II Item 8—5. Notes Payable, which as of December 31, 2018 bear interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3% and are therefore exposed to changes in interest rates through their maturity date of January 2020. The rate was 8.93% as of December 31, 2018 on a remaining balance of $8.1 million. If interest rates had been 10% higher/lower and all other variables were held constant, operating income would decrease/increase by less than $0.1 million. Therefore we do not believe that our financial condition or results of operations would be materially impacted by an immediate change of 10% in interest rates.
Foreign Currency Exchange Risk
In March 2015, we formed a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange risk. The functional currency of our subsidiary in Australia is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at monthly foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and totaled approximately $0.2 million during the year ended December 31, 2018. We believe that our foreign currency exposure is limited at this time as the value of transactions and the asset and liability balances denominated in foreign currencies are relatively small. Further, we do not believe that our financial condition or results of operations would be materially impacted by an immediate change of 10% in exchange rate of the foreign currencies in which we have transactions denominated, as exchange rates have fluctuated over 10% throughout the year ended December 31, 2018 from a low of 0.7102 to a high of 0.7950 with a net impact of approximately $0.2 million to the consolidated statement of operations.
We conduct a portion of our business with CROs in currencies other than our U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the euro, British pound, Australian dollar, and Canadian dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income. We do not hedge our foreign currency exchange rate risk, however, we may do so in the future. As of December 31, 2018, we had no accounts payable or receivable denominated in foreign currencies, and a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Inflation Risk
Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2018, 2017 or 2016.

Item 8. Consolidated Financial Statements and Supplementary Data
ANAPTYSBIO, INC.
ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AnaptysBio, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AnaptysBio, Inc. and subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.
San Diego, California
February 28, 2019

ANAPTYSBIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$113,596	$81,189
Australian tax incentive receivable	174	1,601
Short-term investments	313,486	167,218
Prepaid expenses and other current assets	6,960	2,688
Total current assets	434,216	252,696
Property and equipment, net	1,445	665
Long-term investments	73,128	75,897
Other long-term assets	148	46
Restricted cash	60	60
Total assets	$508,997	$329,364
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,443	$2,323
Accrued expenses	8,761	4,875
Notes payable, current portion	7,574	6,875
Other current liabilities	58	17
Total current liabilities	21,836	14,090
Notes payable, net of current portion	625	7,553
Deferred rent	171	140
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 26,922 shares and 23,791 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	27	24
Additional paid in capital	633,251	393,017
Accumulated other comprehensive loss	(223)	(426)
Accumulated deficit	(146,690)	(85,034)
Total stockholders’ equity	486,365	307,581
Total liabilities, preferred stock and stockholders’ equity	$508,997	$329,364

See accompanying notes to consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Collaboration revenue	$5,000	$10,000	$16,684
Operating expenses:
Research and development	56,196	29,443	15,419
General and administrative	15,526	9,338	4,290
Total operating expenses	71,722	38,781	19,709
Loss from operations	(66,722)	(28,781)	(3,025)
Other income (expense), net:
Interest expense	(1,652)	(1,775)	(458)
Change in fair value of liability for preferred stock warrants	—	(1,366)	(756)
Interest income	6,685	1,623	127
Other (expense) income, net	(159)	229	(147)
Total other income (expense), net	4,874	(1,289)	(1,234)
Loss before income taxes	(61,848)	(30,070)	(4,259)
Provision for income taxes	192	—	—
Net loss	(61,656)	(30,070)	(4,259)
Other comprehensive income (loss):
Unrealized income (loss) on available for sale securities	258	(426)	—
Income tax expense related to other comprehensive income	(55)	—	—
Other comprehensive income (loss), net of tax	203	(426)	—
Comprehensive loss	$(61,453)	$(30,496)	$(4,259)
Net loss per common share:
Basic and diluted	$(2.50)	$(1.52)	$(1.62)
Weighted-average number of shares outstanding:
Basic and diluted	24,673	19,782	2,637

See accompanying notes to consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2016	3,963	$28,220	1,593	$6,452	474	$2,156	5,491	$40,688	2,630	$3	$15,482	$—	$(50,664)	$(35,179)
Shares issued under employee stock plans									23		31			31
Repurchase of shares									(2)		(1)			(1)
Stock-based compensation											1,160			1,160
Net loss													(4,259)	(4,259)
Balance, December 31, 2016	3,963	28,220	1,593	6,452	474	2,156	5,491	40,688	2,651	3	16,672	—	(54,923)	(38,248)
Shares issued for public offerings, net of underwriters’ fees									9,021	9	292,528		—	292,537
Total offering costs											(4,228)			(4,228)
Shares issued under employee stock plans									199		979			979
Conversion of preferred stock	(3,963)	(28,220)	(1,593)	(6,452)	(474)	(2,156)	(5,491)	(40,688)	11,521	12	77,504			77,516
Warrants exercised									399		536			536
Reclassification of warrants											4,607			4,607
Forfeiture rate adjustment											41		(41)	—
Stock-based compensation											4,378			4,378
Comprehensive loss												(426)		(426)
Net loss													(30,070)	(30,070)
Balance, December 31, 2017	—	—	—	—	—	—	—	—	23,791	24	393,017	(426)	(85,034)	307,581
Shares issued for public offerings, net of underwriters' fees									2,530	3	227,473			227,476
Total offering costs											(145)			(145)
Shares issued under employee stock plans									584		2,869			2,869
Warrants exercised									17		76			76
Stock-based compensation											9,961			9,961
Comprehensive income												203		203
Net loss													(61,656)	(61,656)
Balance, December 31, 2018	—	$—	—	$—	—	$—	—	$—	26,922	$27	$633,251	$(223)	$(146,690)	$486,365

See accompanying notes to consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,656)	$(30,070)	$(4,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	315	183	233
Stock-based compensation	9,961	4,378	1,160
Change in fair value of liability for preferred stock warrants	—	1,366	756
(Income) loss from investments	(1,233)	11	—
Non-cash interest expense	646	619	105
Loss on disposal of property and equipment	—	—	1
Changes in operating assets and liabilities:
Receivable from collaborative partners	—	1,225	1
Australian tax incentive receivable	1,427	2,517	(4,118)
Prepaid expenses and other assets	(5,188)	(1,885)	(1,079)
Accounts payable and other liabilities	7,083	2,218	1,251
Income taxes	139	—	(139)
Deferred revenue	—	—	(2,942)
Net cash used in operating activities	(48,506)	(19,438)	(9,030)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments	(347,537)	(290,905)	—
Sales and maturities of investments	206,149	48,137	—
Purchases of property and equipment	(1,063)	(290)	(50)
Net cash used in investing activities	(142,451)	(243,058)	(50)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriters' fees	227,476	292,537	—
Proceeds from issuance of common stock, upon the exercise of stock options	2,869	979	31
Proceeds from issuance of common stock, upon the exercise of warrants	76	536	—
Payments on notes payable	(6,875)	—	—
Proceeds from debt	—	—	10,000
Payments for repurchase of common stock	—	—	(1)
Payments for offering costs, net	(182)	(1,599)	(1,147)
Payments for debt issuance costs	—	—	(255)
Net cash provided by financing activities	223,364	292,453	8,628
Net increase (decrease) in cash, cash equivalents, and restricted cash	32,407	29,957	(452)
Cash, cash equivalents and restricted cash, beginning of period	81,249	51,292	51,744
Cash, cash equivalents and restricted cash, end of period	$113,656	$81,249	$51,292
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,043	$1,089	$354
Non-cash investing and financing activities:
Fair value of warrants issued with debt	$—	$—	$936
Amounts accrued for property and equipment	$159	$191	$104
Amounts accrued for offering costs	$—	$37	$849
Reclassification of warrants to equity	$—	$4,607	$—

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
Public Offerings and Related Transactions
Initial Public Offering
On January 31, 2017, we completed an initial public offering, or IPO, selling 5,750,000 shares, which included the exercise of the underwriters’ option to purchase an additional 750,000 shares of common stock, at $15.00 per share. Proceeds from our initial public offering net of underwriting discounts and commissions were $80.2 million.
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
Restricted Cash
We held restricted cash of $60,000 at December 31, 2018 and 2017, respectively, which we used to secure a letter of credit provided as security for our operating lease for our corporate headquarters.
Short Term and Long Term Investments
All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments with contractual maturities 12 months or greater at the balance sheet date are considered long-term investments. Unrealized gains and losses, deemed temporary in nature, are reported as a component of accumulated other comprehensive income (loss). A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and certain investments in money market funds, certificates of deposit, agency securities, commercial obligations and U.S. treasury securities. Bank deposits are diversified between three financial institutions and these deposits may exceed insured limits. We are exposed to credit risk in the event of default by the financial institutions holding our cash and cash equivalents and issuers of investments that are recorded on our consolidated balance sheets. We mitigate our risk by investing in high-grade instruments and limiting the concentration in any one issuer, which limits our exposure.
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
Long Lived Assets
Long-lived assets, consisting of property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. No impairment charges were recorded during the years ended December 31, 2018, 2017, or 2016.
Leases, Deferred Rent and Operating Lease Incentives
Our office leases are classified as operating leases. Rent expense is recognized on a straight-line basis over the terms of the leases and, accordingly, we record the cumulative difference between cash rent payments and the recognition of rent expense as a deferred rent liability. When an operating lease includes lease incentives, such as a rent abatements or leasehold improvement allowances, or requires fixed escalations of the minimum lease payments, the aggregate rental expense, including such incentives or increases, is recognized on a straight-line basis over the term of the lease.
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
Research and Development
Research and development costs primarily include third-party clinical and preclinical research and development services such as manufacturing, laboratory and related supplies, salaries and personnel-related costs, in-licensing fees, outside services, and an allocation of information technology, fringe benefits, and facility overhead costs.
Costs associated with research and development activities are expensed as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received. Upfront and milestone payments incurred under our in-licensing agreements are expensed as acquired in-process research and development in the period in which they are incurred, provided that the technology or method has no alternative future use.
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
Functional Currency of Foreign Operations
Our Australian subsidiary operates in a U.S. dollar functional currency environment. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at monthly foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations.
Comprehensive Income (Loss)
Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from distributions to stockholders. Our unrealized gain and losses on available for sale investments represent the only component of other comprehensive income (loss) that is excluded from the reported net income (loss).
Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common equivalent shares outstanding for the period, as well as any dilutive effect from outstanding stock options and warrants using the treasury stock method. For each period presented, there is no difference in the number of shares used to calculate basic and diluted net loss per share.
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Year Ended December 31,
(in thousands)	2018	2017	2016
Convertible preferred stock	—	—	11,521
Options to purchase common stock	2,451	2,478	1,969
Warrants to purchase preferred stock	—	—	295
Warrants to purchase common stock	—	161	117
Total	2,451	2,639	13,902
Accounting Pronouncements Recently Adopted
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of assets recognized from costs incurred to fulfill a contract and became effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We assessed all potential impacts of the standard, and the most significant impacts relate to our accounting for variable consideration including revenues related to contingent “milestone” based payments and our disclosures required under the new standard as it relates to our two ongoing collaboration agreements, TESARO and Celgene. Application of the new standard requires that variable consideration be recognized to the extent that it is probable that a significant reversal in the amount of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Accordingly, we may be required to recognize milestone payments earlier in the period in which we determine a significant reversal will not occur, rather than when the milestone is achieved. However, we reviewed the TESARO and Celgene agreements and determined that given the nature of potential milestones owed to us under these agreements, and the inherent risk involved in developing drugs, these potential milestones were not recognizable as of the standard adoption date. Additionally, while we currently disaggregate our revenue disclosures by collaborative agreement, additional discussion surrounding significant estimates made by management was required in our disclosure and included in Note 4 below. We adopted this standard using the modified retrospective approach for our annual reporting period beginning January 1, 2018, and did not record any adjustments upon adoption of this standard.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use, or “ROU”, asset and a related lease liability on the balance sheet for all leases with a term longer than 12 months. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. ASU 2016-02 becomes effective for our annual reporting period beginning January 1, 2019, including interim periods thereafter; early adoption is permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (i) its effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. Adoption of the new standard will result in the recording of operating lease ROU assets and lease liabilities of approximately $2.1 million and $2.3 million as of January 1, 2019, respectively related to our real estate leases. Adoption of this new standard will not have a material impact on our consolidated statements of operations or cash flows.

3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	December 31, 2018	December 31, 2017
Laboratory equipment	$4,287	$3,687
Office furniture and equipment	780	605
Leasehold improvements	575	351
Property and equipment, gross	5,642	4,643
Less: accumulated depreciation and amortization	(4,197)	(3,978)
Total property and equipment, net	$1,445	$665
 Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	December 31, 2018	December 31, 2017
Accrued compensation and related expenses	$2,421	$1,588
Accrued research and contract manufacturing expenses	5,577	2,961
Other	763	326
Total accrued expenses	$8,761	$4,875
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
As of December 31, 2018, the transaction price includes the upfront payment, research reimbursement revenue, and milestones earned to date, which are allocated in their entirety to the single performance obligation. We earned and recognized one clinical milestone for $5.0 million during the year ended December 31, 2018. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to TESARO and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones recognized through December 31, 2018 under the TESARO Agreement are as follows:

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
Milestones achieved during the discovery period were recognized as revenue pro-rata through December 31, 2016. Milestones achieved during fiscal 2017 were recognized as revenue in the period earned, while milestones after December 31, 2017 are recognized upon determination that a significant reversal of revenue would not be probable. Cash is generally received within 30 days of milestone achievement.
We recognized $5.0 million in revenue under this agreement during the year ended December 31, 2018 related to one milestone and recognized $10.0 million during the year ended December 31, 2017 related to three milestones. We recognized aggregated revenue under this agreement of $15.2 million during the year ended December 31, 2016, which includes $9.3 million related to milestones earned, $3.2 million in funding for research and development services and $2.6 million for the amortization of the upfront fee.
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
As of December 31, 2018, the transaction price includes the upfront payment, success fees, expense reimbursement, and milestones earned to date, which are allocated in their entirety to the single performance obligation. None of the future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors, including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to Celgene and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones achieved through December 31, 2018 under the Celgene Agreement are as follows:

Anti-PD-1 (CC-90006)
Milestone Event	Amount	Quarter Recognized
Completion of first in vivo toxicology studies using GLPs	$0.5M	Q2'16
Phase 1 clinical trial initiation	$1.0M	Q4'16
Milestones achieved during fiscal 2016 were recognized as revenue in the period earned, while revenue from future contingent milestone payments will be recognized when it is more likely than not that the revenue will not be reversed in future periods. Cash is generally received within 30 days of milestone achievement.
There was no revenue recognized under this agreement during the years ended December 31, 2018 and 2017. Revenue recognized under this agreement aggregated $1.5 million during the year ended December 31, 2016 related to two milestones earned.
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
In January 2016, the Loan Agreement was amended to combine Term B Loans and Term C Loans for a total of $10.0 million available for draw through December 31, 2016 and delay the beginning of our Term A Loans’ principal repayments from February 1, 2016 until February 1, 2017. The Term B Loans and Term C Loans became available for draw on July 1, 2016. In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016, and Term A, B and C Loans are now collectively referred to as the Term Loans. Principal repayments began in February 2018, and as of December 31, 2018, there are 13 monthly principal and interest payments remaining on the Term Loans, with final maturity in January 2020. The Term Loans bear interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The interest rate was 8.93% as of December 31, 2018.
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
As of December 31, 2018, the carrying amount of the Term Loans was $8.2 million, which includes amortized final payment fees of $0.1 million and of which $7.6 million is classified as current liabilities as of December 31, 2018. The effective interest rate on the Term Loans at December 31, 2018 was 13.32%. As of December 31, 2018, future principal maturities of the Term Loans were $7.5 million, and $0.6 million in 2019 and 2020, respectively.
The Term Loans are secured by a first priority interest in most of our assets, excluding intellectual property. As of December 31, 2018, we were in compliance with the covenants contained in the Loan Agreement.
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2018
Money market funds(1)	$87,213	$87,213	$—	$—
Mutual funds(1)	7,967	7,967	—	—
U.S. treasury securities(2)	164,245	164,245	—	—
Certificates of deposit(2)	4,784	—	4,784	—
Agency securities(1)(2)	81,296	—	81,296	—
Commercial and corporate obligations(1)(2)	153,983	—	153,983	—
At December 31, 2017
Money market funds(1)	$41,318	$41,318	$—	$—
Mutual funds(1)	28,817	28,817	—	—
U.S. treasury securities(2)	79,397	79,397	—	—
Agency securities (2)	59,948	—	59,948	—
Commercial and corporate obligations(2)	111,660	—	111,660	—

(1)	Included in cash and cash equivalents, and restricted cash in the accompanying consolidated balance sheets.

(2)	Included in short-term or long-term investments in the accompanying consolidated balance sheets depending on the respective maturity date.
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
The following table summarizes the activity in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 Inputs):

Year Ended December 31,
(in thousands)	2017
Preferred Stock Warrant Liabilities:
Beginning balance	$(3,241)
Net gains (losses) included in other expense	(1,366)
Reclassification of warrant liabilities to equity	4,607
Ending balance	$—
Fair Value of Other Financial Instruments
The fair value of our other financial instruments estimated as of December 31, 2018 and December 31, 2017 are presented below:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$8,199	$8,806	$14,428	$15,650
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
Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of December 31, 2018 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$81,371	$62	$(137)	$81,296
Certificates of deposit(2)	4,784	—	—	4,784
Commercial and corporate obligations(3)	154,070	62	(149)	153,983
US Treasury securities(4)	164,251	96	(102)	164,245
Total available-for-sale investments	$404,476	$220	$(388)	$404,308

(1)	Of our outstanding agency securities, $67.4 million have maturity dates of less than one year and $13.9 million have a maturity date of between one to two years as of December 31, 2018.

(2)	All of our outstanding certificates of deposit have a maturity date of between one to two years as of December 31, 2018.

(3)
Of our outstanding commercial and corporate obligations, $126.8 million have maturity dates of less than one year and $27.2 million have a maturity date of between one to two years as of December 31, 2018.

(4)	Of our outstanding U.S. Treasury securities $137.0 million have maturity dates of less than one year and $27.3 million have a maturity date of between one to two years as of December 31, 2018.
7. Stockholders’ Equity
Common and Preferred Stock
On January 31, 2017, upon completion of our IPO, we amended our Certificate of Incorporation to increase the number of authorized shares of common stock to 500,000,000 with a par value of $0.001 and decrease the number of authorized shares of preferred stock to 10,000,000 with a par value of $0.001 per share.
Common Stock
Of the 500,000,000 shares of common stock authorized, 26,921,822 shares were issued and outstanding as of December 31, 2018. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at December 31, 2018 are as follows:

Issued and Outstanding:
Stock options	2,152,455
Shares Reserved For:
2017 Equity Incentive Plan	2,021,019
2017 Employee Stock Purchase Plan	455,193
Total	4,628,667
Warrant Exercises
During the year ended December 31, 2018, 16,770 shares of common stock were issued as a result of warrant exercises. During the year ended December 31, 2017, warrants for the purchase of 477,908 shares of common stock were exercised, of which 359,999 were exercised by a net exercise method. As a result, we issued 398,837 shares of common stock. As of December 31, 2018, all warrants have been exercised.
Repurchase of Common Stock
Certain stock option grants under our 2006 Equity Incentive Plan, or the 2006 Plan, were subject to an early exercise provision. Shares of common stock obtained upon early exercise of unvested options are subject to repurchase by us at the applicable original issue price. During the year ended December 31, 2016, we repurchased 1,457 shares of common stock. No shares were repurchased during the years ended December 31, 2018 or 2017.
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
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one-year period. Each have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the year ended December 31, 2018 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	2,425,903	$12.03
Granted	368,607	$98.19
Exercises	(583,660)	$4.92
Forfeitures and cancellations	(58,395)	$55.13
Outstanding at December 31, 2018	2,152,455	$27.55	7.07	$90,143
Exercisable at December 31, 2018	1,265,626	$13.01	6.30	$65,718

Total cash received from the exercise of stock options was approximately $2.9 million during the year ended December 31, 2018.
Stock-Based Compensation Expense
The estimated fair values of stock option awards granted to employees were determined on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.7%	2.0%	1.4%
Expected volatility	67.7%	64.3%	70.5%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.25	6.25	6.25
Weighted average grant date fair value per share	$61.41	$14.82	$4.35
We determine the appropriate risk free interest rate, expected term for employee stock based awards, contractual term for non-employee stock-based awards, and volatility assumptions. The weighted-average expected option term for employee and director stock based awards reflects the application of the simplified method, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The weighted average expected term for non-employee stock-based awards is the remaining contractual life of the award. Estimated volatility incorporates historical volatility of similar entities whose share prices are publicly available. The risk free interest rate is based upon U.S.

Treasury securities with remaining terms similar to the expected or contractual term of the stock-based payment awards. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.
There were 368,607, 1,099,806 and 330,622 stock options granted during the years ended December 31, 2018, 2017 and 2016, respectively.
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Research and development	$3,371	$1,347	$420
General and administrative	6,590	3,031	740
Total	$9,961	$4,378	$1,160

At December 31, 2018, there was $25.6 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.36 years.
9. Australia Research and Development Tax Incentive
Our Australian subsidiary, which conducts core research and development activities on our behalf, is eligible to receive a 43.5% refundable tax incentive for qualified research and development activities during fiscal 2018 and fiscal 2017, and 45.0% during fiscal 2016. For the years ended December 31, 2018, 2017 and 2016, $0.1 million, $1.5 million and $7.2 million, respectively, were recorded as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss. As of December 31, 2018 our tax incentive receivable from the Australian government was $0.2 million. We received approximately $1.5 million and $4.6 million in cash during the years ended December 31, 2018 and 2017, respectively, related to the tax incentive.
10. Employee Benefit Plan
We have a defined-contribution 401(k) plan for our employees. Employees are eligible to participate in the plan beginning on the first day of the month following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation and we have the option to make a discretionary match as determined by the board of directors, within prescribed limits. There were no employer contributions to the plan during the years ended December 31, 2018, 2017 and 2016.
11. Commitments and Contingencies
Operating Leases
In May 2018, we entered into a three-year non-cancellable sub-lease agreement for an additional 18,000 square feet of office space, which we determined to be an operating lease. This lease has three renewal options, each for one year, which we currently do not anticipate exercising. We also continue to lease our headquarters under a non-cancellable operating lease for which we early exercised our option to renew for an additional five-year period in fiscal 2015. Both leases expire in 2021.
Rent expense was $0.7 million, $0.5 million and $0.5 million during the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, deferred rent aggregated $0.2 million, which is included in both current and noncurrent liabilities in the accompanying consolidated balance sheets. At December 31, 2018, the future minimum annual obligations under non-cancellable operating lease commitments are as follows:

Years Ending December 31, (in thousands)
2019	$937
2020	969
2021	726
2022	—
2023	—
Thereafter	—
Total minimum payments required	$2,632
License Agreements
We have certain obligations under licensing agreements with third parties that are contingent upon achieving various development, regulatory and commercial milestones. Pursuant to these license agreements, we are required to make milestone payments if certain development, regulatory and commercial sales milestones are achieved. Also, pursuant to the terms of each of these license agreements, when and if commercial sales of a product commence, we will pay royalties to our licensors on net sales of the respective products.
Certain of the licensing agreements require guaranteed minimum annual payments. Terms of the licensing agreements generally range from the remaining life of the patent up to 19 years and, in some cases, may be subject to earlier termination by either party upon specified circumstances.
Total expense incurred under all collaborative licensing agreements for upfront, milestone and royalty payments were $0.3 million, $0.5 million and $0.3 million during the years ended December 31, 2018, 2017 and 2016, respectively. Total cash paid under these agreements was $0.2 million, $0.6 million, and $0.2 million during the years ended December 31, 2018, 2017, and 2016, respectively.
Future minimum annual obligations under all such license agreements will be $0.2 million in aggregate during 2019, and thereafter. These obligations are payable through ten years from the first commercial sale, if any, or expiration of the last patent to expire, the dates of which are not determinable at this time.
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
Guarantees and Indemnifications
We enter into standard indemnification arrangements in the ordinary course of business. Pursuant to certain of these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party for third-party claims in connection with our breach of the agreement, our negligence or willful misconduct in connection with the agreement, or any trade secret, copyright, patent or other intellectual property infringement claim with respect to our technology. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in the future, but have not yet been made.
We indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving in such capacity, as permitted under Delaware law, in accordance with our certificate of incorporation and bylaws, and pursuant to agreements providing for indemnification entered into with our officers and directors. The term of the indemnification period lasts as long as an officer or director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity.

The maximum amount of potential future indemnification of directors and officers is unlimited; however, we currently hold director and officer liability insurance. This insurance allows the transfer of risk associated with our exposure and may enable us to recover a portion of any future amounts paid.
We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations for any period presented.
 Letter of Credit
At December 31, 2018 and 2017, we were contingently liable for a standby letter of credit issued by a commercial bank for $60,000 for security on our lease. A restricted cash account with these amounts was held as cash collateral for the letter of credit.
Litigation
We are, from time to time, involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. Currently, we are not involved in any legal proceeding that we expect to have a material effect on our business, financial condition, results of operations and cash flows.
12. Income Taxes
The components of loss before income tax benefit consist of the following:

	Year Ended December 31,
(in thousands)	2018	2017	2016
U.S.	$(61,193)	$(27,494)	$(632)
Foreign	(655)	(2,576)	(3,627)
Consolidated net loss before income taxes	$(61,848)	$(30,070)	$(4,259)

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2018	2017
Deferred Tax Assets:
Net operating loss carryforwards	$35,499	$17,408
Research and development credits	9,190	4,773
Other, net	2,948	1,686
Total deferred tax assets	47,637	23,867
Deferred Tax Liabilities:
Fixed assets	(49)	(57)
Total deferred tax liabilities	(49)	(57)
Net deferred tax assets	47,588	23,810
Less: valuation allowance	(47,588)	(23,810)
Deferred tax assets, net of valuation allowance	$—	$—

We have recorded a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. Management has determined it more likely than not that the deferred tax assets are not realizable due to our historical loss position.
At December 31, 2018, we had federal and state net operating loss carryforwards, or NOLs, of $145.3 million and $59.1 million, respectively. The federal and state NOLs will both begin to expire in 2028, unless previously utilized. The federal NOLs include $85.2 million of net operating losses generated in 2018. Federal net operating losses generated in 2018 carryforward indefinitely and may generally be used to offset up to 80% of future taxable income in the year it is utilized. At December 31, 2018 we had federal and California research tax credit carryforwards of $6.1 million and $5.9 million, respectively. The federal research tax credit carryforwards will begin to expire in 2026 and the California state credits carryforward indefinitely. We also have foreign tax losses of $2.7 million, which will carry forward indefinitely, subject to a continuity of ownership test.
The above NOLs and the research tax credit carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions if we experience one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. In September 2015, we completed a Section 382 analysis through December 31, 2014 and determined that there was an ownership change in 2007 that may limit the utilization of approximately $5.3 million and $5.4 million in federal and state NOLs, respectively, and $0.2 million in both federal and state research tax credits.  We extended the analysis period through December 31, 2018, noting an ownership change in 2017 that may limit the utilization of Federal and State NOLs. Our use of federal NOLs could be limited further by the provisions of Section 382 of the Code depending upon the timing and amount of additional equity securities that we have issued or will issue. State NOLs may be similarly limited. If limited, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by ownership changes will not impact our effective tax rate.
The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Expected income tax benefit at federal statutory tax rate	$(12,988)	$(10,223)	$(1,448)
State income taxes, net of federal benefit	(166)	(787)	(174)
Permanent items	17	13	12
Equity compensation (1)	(6,693)	(739)	163
Change in fair value of preferred stock warrant liabilities	—	464	257
Research and development expenditure	63	679	789
Refundable AMT credit	(139)	—	—
Return to provision adjustment	60	11	1,957
Rate differential	155	297	52
Federal rate adjustment - tax reform	—	7,595	—
Research credits	(4,393)	(1,554)	(814)
Change in the valuation allowance	23,892	4,244	(794)
Income tax benefit	$(192)	$—	$—
 (1) Includes non-deductible stock-based compensation and, beginning in 2017, excess tax benefits from stock-based compensation. During fiscal 2018, our tax provision includes $4.9 million of excess tax benefits associated with the exercise of non-qualified stock options and $2.2 million associated with the disqualifying dispositions of incentive stock options. During fiscal 2017, our tax provision includes $0.4 million of excess tax benefits associated with the exercise of non-qualified stock options and $0.7 million associated with the disqualifying dispositions of incentive stock options.
The Tax Cuts and Jobs Act, or the 2017 Act, was enacted on December 22, 2017, and includes a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed in service after September 27, 2017 as well as prospective changes beginning in 2018, including additional limitations on: executive compensation; the deductibility of interest; the usage of NOLs against taxable income; the capitalization of research and development expenditures. While the 2017 Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provision, the global intangible low-taxed income, or GILTI provisions and the base-erosion and anti-abuse tax, or BEAT, provisions.
We completed our analysis of the 2017 Act income tax effects and remeasured our deferred tax assets and liabilities to reflect the reduction in the U.S. corporate income tax rate from 35% to 21% percent, resulting in a $7.6 million increase in tax expense for the year ended December 31, 2017 and a corresponding $7.6 million decrease in net deferred tax assets for the year ended December 31, 2017. The impact was fully offset by a valuation allowance.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed, including computations, in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. We applied the guidance in SAB 118 when accounting for all of the enactment-date income tax effects of the Act under ASC 740, Income Taxes, related to the remeasurement of deferred tax assets and liabilities. As of December 31, 2018, we have completed our accounting for all of the enactment-date income tax effects of the Act and no adjustments were made to the provisional amounts recorded at December 31, 2017.
We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. At December 31, 2018 and 2017, we had no unrecognized tax benefits that if recognized and realized, would affect the effective tax rate due to the valuation allowance against deferred tax assets. The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2018	2017
Balance at the beginning of the year	$591	$409
Increase related to prior year tax positions	9	—
Increase related to current year tax positions	1,212	182
Balance at the end of the year	$1,812	$591

If recognized, these amounts would not affect our effective tax rate, since they would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance. We do not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.
Our policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. At December 31, 2018, 2017 and 2016, there were no interest or penalties on uncertain tax benefits.
We file income tax returns in the United States, California and Australia. Due to our losses incurred, we are essentially subject to income tax examination by tax authorities from inception to date.
13. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our quarterly results for the years ended December 31, 2018 and 2017 (in thousands, except for per share data):

	Quarter				Year Ended December 31, 2018
2018	First	Second	Third	Fourth
Operating loss	$(15,757)	$(14,415)	$(16,887)	$(19,663)	$(66,722)
Net loss	$(15,086)	$(13,618)	$(15,958)	$(16,994)	$(61,656)
Per common share:
Loss per share, basic	$(0.63)	$(0.57)	$(0.66)	$(0.64)	$(2.50)
Loss per share, diluted	$(0.63)	$(0.57)	$(0.66)	$(0.64)	$(2.50)

	Quarter				Year Ended December 31, 2017
2017	First	Second	Third	Fourth
Operating loss	$(9,988)	$(2,555)	$(9,087)	$(7,151)	$(28,781)
Net loss	$(11,435)	$(2,684)	$(9,090)	$(6,861)	$(30,070)
Per common share:
Loss per share, basic	$(0.75)	$(0.13)	$(0.45)	$(0.30)	$(1.52)
Loss per share, diluted	$(0.75)	$(0.13)	$(0.45)	$(0.30)	$(1.52)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2018 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control Over Financial Reporting
We have audited AnaptysBio, Inc. and subsidiary (the Company) internal control over financial reporting as of December 31, 2018, based oncriteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
San Diego
February 28, 2019

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item is incorporated herein by reference to the sections titled “Executive Officers,” “Election of Class I Directors,” “Corporate Governance Standards and Director Independence” and “Security Ownership of certain Beneficial Owners and Management” in our Definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Election of Class I Directors,” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
Information required by this Item is incorporated herein by reference to the section titled “Ratification of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
3. Exhibits
EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	10-Q	001-37985	3.1	May 12, 2017
3.2	Restated Bylaws, as currently in effect.	S-1	333-206849	3.4	September 9, 2015
4.1	Form of Common Stock Certificate.	S-1	333-206849	4.1	December 23, 2015
4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated July 13, 2015, by and among the Registrant and certain of its stockholders.	S-1	333-206849	4.2	September 9, 2015
10.1*	Form of Indemnity Agreement.	S-1	333-206849	10.1	September 9, 2015
10.2*	Amended and Restated 2006 Equity Incentive Plan and forms of award agreements.	S-1	333-206849	10.2	January 17, 2017
10.3*	2017 Equity Incentive Plan, to become effective on the date the registration statement is declared effective, and forms of award agreements.	S-1	333-206849	10.3	January 17, 2017
10.4*	2017 Employee Stock Purchase Plan, to become effective on the date the registration statement is declared effective, and forms of award agreements.	S-1	333-206849	10.4	January 17, 2017
10.5*	Employment Agreement, effective as of January 1, 2012, by and between the Registrant and Hamza Suria, as amended.	10-K	001-37985	10.5	March 5, 2018
10.6*	Employment Agreement, effective as of March 22, 2016, by and between the Registrant and Matthew Moyle.	S-1	333-206849	10.6	December 28, 2016
10.7*	Employment Agreement, effective as of October 20, 2014, by and between the Registrant and Marco Londei, as amended.	10-K	001-37985	10.7	March 5, 2018
10.8*	Employment Agreement, effective as of January 9, 2017, by and between the Registrant and Dominic Piscitelli, as amended.	10-K	001-37985	10.8	March 5, 2018
10.9	Office Lease, dated April 19, 2011, by and between the Registrant and Kilroy Realty, L.P., as amended.	S-1	333-206849	10.8	December 23, 2015
10.10	Antibody Generation Agreement, dated December 22, 2011, by and between the Registrant and Celgene Corporation, as modified.	S-1	333-206849	10.9	December 28, 2016

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11+	Collaboration and Exclusive License Agreement, dated March 10, 2014, by and among the Registrant, TESARO, Inc. and TESARO Development, Ltd., as amended.	S-1	333-206849	10.10	May 10, 2016
10.12+	License Agreement, dated August 30, 2006, by and between the Registrant and Medical Research Council, as amended.	S-1	333-206849	10.12	September 9, 2015
10.13+	Non-Exclusive Research and Commercial License Agreement, dated May 15, 2009, by and between the Registrant and Millipore Corporation.	S-1	333-206849	10.13	September 9, 2015
10.14	Loan and Security Agreement, dated December 24, 2014, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank, as amended.	S-1	333-206849	10.13	February 2, 2016
10.15*	Employment Agreement, effective August 6, 2018, by and between Registrant and Eric Loumeau	10-Q	001-37985	10.15	November 8, 2018
10.16	Investor Rights Agreement.	10-Q	001-37985	4.1	November 8, 2018
10.17	Sub-lease Agreement.	10-Q	001-37985	10.1	November 8, 2018
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of KPMG LLP, an independent registered public accounting firm.					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Executive compensation plan or agreement.

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
Date: February 28, 2019

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

Signature	Title	Date

/s/ Hamza Suria	President, Chief Executive Officer and Director
Hamza Suria	(Principal Executive Officer)	February 28, 2019

/s/ Dominic G. Piscitelli	Chief Financial Officer
Dominic G. Piscitelli	(Principal Accounting and Financial Officer)	February 28, 2019

/s/ Dennis Fenton	Director	February 28, 2019
Dennis Fenton, Ph.D.
/s/ Nicholas B. Lydon	Director	February 28, 2019
Nicholas B. Lydon, Ph.D., FRS
/s/ Hollings Renton	Director	February 28, 2019
Hollings Renton
/s/ John Schmid	Director	February 28, 2019
John Schmid
/s/ James N. Topper	Director	February 28, 2019
James N. Topper, M.D., Ph.D.
/s/ J. Anthony Ware	Director	February 28, 2019
J. Anthony Ware, M.D.