Form 10-Q
period 2019-03-31
ANAPTYSBIO INC
filed 2019-05-07
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
(858) 362-6295
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ANAB	The Nasdaq Stock Market LLC

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 3, 2019, there were 27,023,725 shares of the Registrant’s Common Stock outstanding.

ANAPTYSBIO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ANAPTYSBIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,853	$113,596
Australian tax incentive receivable	175	174
Short-term investments	309,812	313,486
Prepaid expenses and other current assets	6,102	6,960
Total current assets	421,942	434,216
Property and equipment, net	1,584	1,445
Long-term investments	68,551	73,128
Other long-term assets	2,089	148
Restricted cash	60	60
Total assets	$494,226	$508,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,072	$5,443
Accrued expenses	8,400	8,761
Notes payable, current portion	6,488	7,574
Other current liabilities	794	58
Total current liabilities	24,754	21,836
Other long-term liabilities	1,317	796
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 27,006 shares and 26,922 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	27	27
Additional paid in capital	636,692	633,251
Accumulated other comprehensive income (loss)	204	(223)
Accumulated deficit	(168,768)	(146,690)
Total stockholders’ equity	468,155	486,365
Total liabilities and stockholders’ equity	$494,226	$508,997

 See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Collaboration revenue	$—	$—
Operating expenses:
Research and development	20,631	11,810
General and administrative	4,141	3,947
Total operating expenses	24,772	15,757
Loss from operations	(24,772)	(15,757)
Other income (expense), net:
Interest expense	(320)	(451)
Interest income	2,988	1,185
Other income (expense), net	7	(63)
Total other income (expense), net	2,675	671
Loss before income taxes	(22,097)	(15,086)
Provision for income taxes	19	—
Net loss	(22,078)	(15,086)
Other comprehensive income (loss):
Unrealized income (loss) on available for sale securities, net of tax of $115 and $0, respectively	427	(801)
Comprehensive loss	$(21,651)	$(15,887)
Net loss per common share:
Basic and diluted	$(0.82)	$(0.63)
Weighted-average number of shares outstanding:
Basic and diluted	26,981	23,801

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	26,922	$27	$633,251	$(223)	$(146,690)	$486,365
Shares issued under employee stock plans	84		574			574
Stock-based compensation			2,867			2,867
Comprehensive income, net				427		427
Net loss					(22,078)	(22,078)
Balance, March 31, 2019	27,006	$27	$636,692	$204	$(168,768)	$468,155

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	23,791	$24	$393,017	$(426)	$(85,034)	$307,581
Shares issued under employee stock plans	9		72			72
Warrants exercised	17		75			75
Stock-based compensation			2,260			2,260
Comprehensive loss, net				(375)		(375)
Net loss					(15,086)	(15,086)
Balance, March 31, 2018	23,817	$24	$395,424	$(801)	$(100,120)	$294,527

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,078)	$(15,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115	54
Stock-based compensation	2,867	2,260
Accretion of discount on investments	(1,028)	(83)
Non-cash interest expense	164	156
Changes in operating assets and liabilities:
Australian tax incentive receivable	(1)	(9)
Prepaid expenses and other assets	(1,214)	388
Accounts payable and other liabilities	5,076	(158)
Net cash used in operating activities	(16,099)	(12,478)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments	(79,763)	(32,203)
Sales and maturities of investments	89,600	34,581
Purchases of property and equipment	(180)	(232)
Net provided by investing activities	9,657	2,146
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, upon the exercise of stock options	574	72
Proceeds from issuance of common stock, upon the exercise of warrants	—	75
Payments on notes payable	(1,875)	(1,250)
Payments for offering costs, net	—	(280)
Net cash used in financing activities	(1,301)	(1,383)
Net decrease in cash, cash equivalents, and restricted cash	(7,743)	(11,715)
Cash, cash equivalents and restricted cash, beginning of period	113,656	81,249
Cash, cash equivalents and restricted cash, end of period	$105,913	$69,534
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$172	$297
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$233	$7

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
Since our inception, we have devoted our primary effort to raising capital and research and development activities. Our financial support has been provided primarily from the sale of our common and preferred stock, as well as through funds received under our collaborative research and development agreements. Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. Management believes its currently available resources will provide sufficient funds to enable the Company to meet its operating plans for at least the next twelve months. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Also, certain reclassifications have been made to 2018 financial information to conform to the current year presentation of long-term liabilities on the Consolidated Balance Sheets. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2018, included in our Annual Form 10-K.
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

Leases
Prior to January 1, 2019, we recorded our leases in accordance with ASC 840, Leases, and all current leases were classified as operating leases. Rent expense was recognized on a straight-line basis over the terms of the leases and, accordingly, we recorded the cumulative difference between cash rent payments and the recognition of rent expense as a deferred rent liability. When an operating lease included lease incentives, such as a rent abatements or leasehold improvement allowances, or required fixed escalations of the minimum lease payments, the aggregate rental expense, including such incentives or increases, was recognized on a straight-line basis over the term of the lease.

Effective January 1, 2019, we adopted ASU 2016-02, ASC 842, Leases, under which all outstanding leases continued to be classified as operating leases. Rent expense is recognized on a straight-line basis. When an operating lease includes rent abatements or requires fixed escalations of the minimum lease payments, the aggregate rental expense is recognized on a straight-line basis over the term of the lease. When an operating lease includes lease incentives such as leasehold improvement allowances, the lease incentive is included in the right-of-use, or “ROU”, asset. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the date of adoption of ASC 842, or the lease commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. We account for fixed lease components separately from non-lease components.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
(in thousands)	2019	2018
Options to purchase common stock	2,359	2,602
Warrants to purchase common stock	—	9
Total	2,359	2,611

Accounting Pronouncements Recently Adopted
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update (ASU) 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use, or “ROU”, asset and a related lease liability on the balance sheet for all leases with a term longer than 12 months. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Targeted Improvements; and ASU 2019-01, Leases (Topic 842): Codification Improvements. ASU 2016-02 became effective for our annual reporting period beginning January 1, 2019, including interim periods thereafter. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (i) its effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We adopted this standard on January 1, 2019 and used the effective date as our date of initial application. Upon adoption, we elected the package of transition practical expedients, which allowed us to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. We also made an accounting policy election to not recognize leases with an initial term of 12 months or less within our consolidated balance sheets and to recognize those lease payments on a straight-line basis in our consolidated statements of operations over the lease term. Adoption of the new standard resulted in the recording of operating lease ROU assets and lease liabilities of approximately $2.1 million and $2.3 million as of January 1, 2019, respectively related to our real estate leases. Adoption of this new standard did not have a material impact on our consolidated statements of operations or cash flows.

3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	March 31, 2019	December 31, 2018
Laboratory equipment	$4,508	$4,287
Office furniture and equipment	807	780
Leasehold improvements	574	575
Property and equipment, gross	$5,889	$5,642
Less: accumulated depreciation and amortization	(4,305)	(4,197)
Total property and equipment, net	$1,584	$1,445

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	March 31, 2019	December 31, 2018
Accrued compensation and related expenses	$1,281	$2,421
Accrued professional fees	646	442
Accrued research, development and manufacturing expenses	6,014	5,577
Other	459	321
Total accrued expenses	$8,400	$8,761
4. Collaborative Research and Development Agreements
TESARO Collaboration
In March 2014, we entered into a Collaboration and Exclusive License Agreement, or the TESARO Agreement, with TESARO, Inc. and TESARO Development, Inc., or collectively, TESARO, an oncology-focused biopharmaceutical company now a part of GlaxoSmithKline. Under the terms of the agreement, we agreed to perform certain discovery and early preclinical development of therapeutic antibodies with the goal of generating immunotherapy antibodies for subsequent preclinical, clinical, regulatory and commercial development to be performed by TESARO. Under the terms of the agreement, TESARO paid an upfront license fee of $17.0 million in March 2014 and agreed to provide funding to us for research and development services related to antibody discovery programs for three specific targets. In November 2014, we and TESARO entered into Amendment No. 1 to the Agreement to add an antibody discovery program against an undisclosed fourth target for an upfront license fee of $2.0 million.
For each development program, we are eligible to receive milestone payments of up to $18.0 million if certain preclinical and clinical trial events are achieved by TESARO, up to an additional $90.0 million if certain U.S. and European regulatory submissions and approvals in multiple indications are achieved, and up to an additional $165.0 million upon the achievement of specified levels of annual worldwide net sales. We will also be eligible to receive tiered single-digit royalties related to worldwide net sales of products developed under the collaboration. Unless earlier terminated by either party upon specified circumstances, the agreement will terminate, with respect to each specific developed product, upon the latter of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent. Prior to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (or ASC 606), we determined that the upfront license fees and research funding under the agreement, as amended, should be accounted for as a single unit of accounting and that the upfront license fees should be deferred and recognized as revenue over the same period that the research and development services are performed. In December 2015, we determined that the research and development services would be extended through December 31, 2016. As a result, the period over which the unrecognized license fees and milestones were recognized was extended through December 31, 2016, and have since been recognized in full.

We assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, TESARO, is a customer. We identified the following material promises under the TESARO Agreement: (1) the licenses under certain patent rights relating to six discovery programs (four targets) and transfer of certain development and regulatory information, (2) R&D services and (3) Joint Steering Committee meetings. We considered the research and discovery capabilities of TESARO for these specific programs, TESARO’s inability to sub-license, and the fact that the discovery and optimization of these antibodies is proprietary and could not, at the time of the contract inception, be provided by other vendors, to conclude that the license does not have stand-alone functionality and is therefore not distinct. Additionally, we determined that the steering committee participation would not have been provided without the R&D services and license agreement. Based on these assessments, we identified all services to be interrelated, and therefore concluded that the promises should be combined into a single performance obligation at the inception of the arrangement.
As of March 31, 2019, the transaction price includes the upfront payment, research reimbursement revenue, and milestones earned to date, which are allocated in their entirety to the single performance obligation. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to TESARO and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones recognized through March 31, 2019 under the TESARO Agreement are as follows:

	Anti-PD-1 (TSR042/Dostarlimab)		Anti-TIM-3 (TSR022)		Anti-LAG-3 (TSR033)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15	$1.0M	Q3'16
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16	$4.0M	Q2'17
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17	—	—
Phase 3 clinical trial initiation	$5.0M	Q3'18	—	—	—	—
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
We recognized no revenue under this agreement during the three months ended March 31, 2019 and 2018.
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
We assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Celgene, is a customer. We identified the following material promises under the Celgene Agreement: (1) the licenses under certain patent rights relating to four targets and transfer of certain development and regulatory information, (2) R&D services, (3) a written report documenting findings and (4) Steering Committee meetings. We considered the research and discovery capabilities of Celgene, Celgene’s inability to sub-license the four targets, and the fact that the discovery and optimization of these antibodies is proprietary and could not, at the time of the contract inception, be provided by other vendors, to conclude that the license does not have stand-alone functionality and is therefore not distinct. Additionally, we determined that the report of findings and steering committee participation would not have been provided without the R&D services and license agreement. Based on these assessments, we identified all services to be interrelated, and therefore concluded that the promises should be combined into a single performance obligation at the inception the arrangement.
As of March 31, 2019, the transaction price includes the upfront payment, success fees, expense reimbursement, and milestones earned to date, which are allocated in their entirety to the single performance obligation. None of the future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors, including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to Celgene and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones achieved through March 31, 2019 under the Celgene Agreement are as follows:

Anti-PD-1 (CC-90006)
Milestone Event	Amount	Quarter Recognized
Completion of first in vivo toxicology studies using GLPs	$0.5M	Q2'16
Phase 1 clinical trial initiation	$1.0M	Q4'16
Revenue from future contingent milestone payments are recognized upon determination that a significant reversal of revenue would not be probable. Cash is generally received within 30 days of milestone achievement.
There was no revenue recognized under this agreement during the three months ended March 31, 2019 and 2018.
5. Notes Payable
On December 24, 2014, we entered into a Loan and Security Agreement, as amended from time to time, the Loan Agreement, with a bank and a financial institution whereby we may borrow up to $15.0 million in three separate draws of $5.0 million each. The Term A Loans, for an aggregate of $5.0 million, were drawn on December 24, 2014 with a fixed interest rate of 6.97%.
In January 2016, the Loan Agreement was amended to combine Term B Loans and Term C Loans for a total of $10.0 million available for draw through December 31, 2016 and delay the beginning of our Term A Loans’ principal repayments from February 1, 2016 until February 1, 2017. The Term B Loans and Term C Loans became available for draw on July 1, 2016. In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016, and Term A, B and C Loans are now collectively referred to as the Term Loans. Principal repayments began in February 2018, and as of March 31, 2019, there are 10 monthly principal and interest payments remaining on the Term Loans, with final maturity in January 2020. The Term Loans bear interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The interest rate was 8.99% as of March 31, 2019.
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
As of March 31, 2019, the carrying amount of the Term Loans was $6.5 million, which includes amortized final payment fees of $0.2 million and is classified as current liabilities as of March 31, 2019. The effective interest rate on the Term Loans at March 31, 2019 was 13.38%. As of March 31, 2019, future principal maturities of the Term Loans were $5.6 million and $0.6 million during the remainder of 2019 and 2020, respectively.

The Term Loans are secured by a first priority interest in most of our assets, excluding intellectual property. As of March 31, 2019, we were in compliance with the covenants contained in the Loan Agreement.
6. Fair Value Measurements and Available for Sale Investments
Fair Value Measurements
Our financial instruments consist principally of cash, cash equivalents, restricted cash, short-term and long-term investments, receivables, accounts payable, and notes payable. Certain of our financial assets and liabilities have been recorded at fair value in the consolidated balance sheet in accordance with the accounting standards for fair value measurements.
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2019
Money market funds(1)	$93,082	$93,082	$—	$—
Mutual funds(1)	5,762	5,762	—	—
U.S. treasury securities(2)	148,155	148,155	—	—
Certificates of deposit(2)	5,178	—	5,178	—
Agency securities(1)(2)	82,079	—	82,079	—
Commercial and corporate obligations(1)(2)	151,104	—	151,104	—
At December 31, 2018
Money market funds(1)	$87,213	$87,213	$—	$—
Mutual funds(1)	7,967	7,967	—	—
U.S. treasury securities(2)	164,245	164,245	—	—
Certificates of deposit(2)	4,784	—	4,784	—
Agency securities(1)(2)	81,296	—	81,296	—
Commercial and corporate obligations(1)(2)	153,983	—	153,983	—

(1)	Included in cash and cash equivalents, and restricted cash in the accompanying consolidated balance sheets.

(2)	Included in short-term or long-term investments in the accompanying consolidated balance sheets depending on the respective maturity date.
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
Fair Value of Other Financial Instruments
The fair value of our other financial instruments estimated as of March 31, 2019 and December 31, 2018 are presented below:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$6,488	$6,946	$8,199	$8,806
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
Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of March 31, 2019 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$82,023	$100	$(44)	$82,079
Certificates of deposit(2)	5,148	30	—	5,178
Commercial and corporate obligations(3)	150,963	178	(37)	151,104
US Treasury securities(4)	148,008	179	(32)	148,155
Total available-for-sale investments	$386,142	$487	$(113)	$386,516

(1)	Of our outstanding agency securities, $68.0 million have maturity dates of less than one year and $14.1 million have a maturity date of between one to two years as of March 31, 2019.

(2)	Of our outstanding certificates of deposit, $0.2 million have a maturity date of less than one year and $4.9 million have a maturity date of between one to two years as of March 31, 2019.

(3)
Of our outstanding commercial and corporate obligations, $121.5 million have maturity dates of less than one year and $29.6 million have a maturity date of between one to two years as of March 31, 2019.

(4)	Of our outstanding U.S. Treasury securities $128.2 million have maturity dates of less than one year and $19.9 million have a maturity date of between one to two years as of March 31, 2019.

7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 27,006,293 shares were issued and outstanding as of March 31, 2019. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at March 31, 2019 are as follows:

Issued and Outstanding:
Stock options	2,545,544
Shares Reserved For:
2017 Equity Incentive Plan	2,620,336
2017 Employee Stock Purchase Plan	725,132
Total	5,891,012
8. Equity Incentive Plans
2017 Equity Incentive Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Equity Incentive Plan, or the 2017 Plan. The 2017 Plan became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017, and replaced our existing 2006 Equity Incentive Plan, or the 2006 Plan. Under the 2017 Plan we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan will be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The 2017 Plan automatically increased by 1,076,877 shares as of January 1, 2019.
Employee Stock Purchase Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan or the ESPP. The ESPP became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017. In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The ESPP automatically increased by 269,219 shares as of January 1, 2019.
Stock Options
Stock options granted to employees generally vest over a four-year period while stock options granted to directors vest over a one year period. Each have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the three months ended March 31, 2019 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	2,152,455	$27.55
Granted	516,300	$68.90
Exercises	(84,471)	$6.79
Forfeitures and cancellations	(38,740)	$72.63
Outstanding at March 31, 2019	2,545,544	$35.94	7.55	$102,787
Exercisable at March 31, 2019	1,329,165	$18.01	6.36	$76,301
Stock-Based Compensation Expense
The estimated fair values of stock option awards granted to employees were determined on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.5%	2.6%
Expected volatility	68.5%	68.6%
Expected dividend yield	—%	—%
Expected term (in years)	6.25	6.25
Weighted average grant date fair value per share	$43.96	$68.34
We determine the appropriate risk free interest rate, expected term for employee stock-based awards, contractual term for non-employee stock-based awards, and volatility assumptions. The weighted-average expected option term for employee and non-employee stock based awards reflects the application of the simplified method, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility incorporates historical volatility of our stock price as well as similar entities whose share prices are publicly available. The risk free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected or contractual term of the stock-based payment awards. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Research and development	$1,240	$756
General and administrative	1,627	1,504
Total	$2,867	$2,260

At March 31, 2019, there was $44.6 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.78 years.

9. Australia Research and Development Tax Incentive
Our Australian subsidiary, which conducts core research and development activities on our behalf, is eligible to receive a 43.5% refundable tax incentive for qualified research and development activities during fiscal 2019 and fiscal 2018. For the three months ended March 31, 2019, there were no eligible expenditures incurred in Australia, therefore no tax incentive receivable was recorded. For the three months ended March 31, 2018, we recorded a less than $0.1 million reduction to research and development expenses in the consolidated statements of operations and comprehensive loss. As of March 31, 2019 our tax incentive receivable from the Australian government related to fiscal 2018 was $0.2 million. We received no cash during the three months ended March 31, 2019 and 2018 related to the tax incentive.
10. Commitments and Contingencies
Operating Leases
We have two non-cancellable office leases with remaining lease terms of approximately 2.5 years, each of which are classified as operating leases. Only one of our leases has remaining renewal options, which includes three options to renew for one additional year. The exercise of lease renewal options is at our sole discretion, which we currently do not anticipate exercising and as such were not recognized as part of our ROU asset and lease liabilities. Our lease payments are fixed, and we recognize lease expense for these leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 8.59%.
Our balance sheet includes our ROU assets and lease liabilities as follows (in thousands):

Leases	Classification on the Balance Sheet	March 31, 2019
Operating ROU assets	Other long-term assets	$1,940
Operating lease liabilities	Other current liabilities	794
Operating lease liabilities	Other long-term liabilities	1,317
The following costs are included in our cash flow statement (in thousands):

Leases	Classification on the Cash Flow	Three Months Ended March 31, 2019
Operating lease cost	Operating	$220
Cash paid for amounts included in the measurement of lease liabilities	Operating	231
At March 31, 2019, the future minimum annual obligations under non-cancellable operating lease commitments in excess of one year are as follows (in thousands):

Years Ending December 31,
2019	$706
2020	968
2021	677
2022	—
2023	—
Thereafter	—
Total minimum payments required	$2,351
Less imputed interest	(240)
Total	$2,111

As previously disclosed in our 2018 Annual Report on Form 10-K, and under the previous lease accounting standard, future minimum annual obligations under non-cancellable operating lease commitments in excess of one year would have been as follows:

Years Ending December 31,
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the three months ended March 31, 2019, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2018, included in the Company’s Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements”.
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
We recently completed a Phase 2a randomized, placebo-controlled, single dose study of etokimab in 25 severe adult eosinophilic asthma patients. We announced top-line data from an interim analysis of this Phase 2a trial in September 2018, which we believe demonstrated proof-of-concept for etokimab in severe adult eosinophilic asthma patients with rapid and sustained Forced Expiratory Volume in One Second, or FEV1, improvement. We plan to report full data from this trial, including data subsequent to the Day 64 time point, at the 2019 EAACI. We believe this trial supports the continued development of etokimab in eosinophilic asthma and plan to initiate, during 2019, a multi-dose Phase 2b randomized, double-blinded, placebo-controlled trial. We may also conduct clinical studies in severe asthma subset(s) in the future.
We are conducting a randomized, placebo-controlled Phase 2 trial of etokimab in approximately 100 adult patients with CRSwNP, also referred to as the ECLIPSE trial, which is a debilitating atopic disorder associated with elevated IL-33 pathway signaling. We anticipate top-line data from this trial to be available in the second half of 2019.
ANB019 inhibits the interleukin-36 receptor, or IL-36R, for the treatment of rare inflammatory diseases including generalized pustular psoriasis, or GPP, and palmoplantar pustulosis, or PPP. We completed a Phase 1 clinical trial in healthy volunteers, which was presented at EAACI 2018, where ANB019 was well-tolerated by all subjects, no dose-limiting toxicities were observed, and no serious adverse events were reported among any subjects in the trial. We have subsequently initiated a open-label, multi-dose, single-arm Phase 2 trial of ANB019 in approximately 10 GPP patients, also referred to as the GALLOP trial, where top-line data are anticipated in mid-2019. We have also initiated a randomized, double-blind, placebo-controlled approximately 50-patient multi-dose trial of ANB019 in PPP, also referred to as the POPLAR trial, where top-line data are anticipated in the first half of 2020.

In addition to etokimab and ANB019, our wholly-owned pipeline includes novel anti-inflammatory checkpoint receptor modulator antibodies that we believe are applicable for treatment of certain autoimmune diseases where immune checkpoint receptors are insufficiently activated. We anticipate an Investigational New Drug Application, or IND, for the first such antibody in the second half of 2019.
In addition to our wholly-owned antibody programs, multiple AnaptysBio-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with TESARO, Inc. and TESARO Development, Ltd., or collectively TESARO, now a part of GlaxoSmithKline, and an inflammation-focused collaboration with Celgene Corporation, or Celgene, as discussed in Part I—Note 4 above.
The following table summarizes certain key information about our wholly-owned and partnered product candidates:
Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. From inception through March 31, 2019, we have received $81.6 million in cash in non-dilutive funding from our collaborators.
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
Critical Accounting Policies
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed with the SEC on February 28, 2019, other than to leases upon adoption of ASC Topic 842, as discussed below.
Leases
Prior to January 1, 2019, we recognized our leases in accordance with ASC 840, Leases, and all current leases were classified as operating leases. Rent expense was recognized on a straight-line basis over the terms of the leases and, accordingly, we recorded the cumulative difference between cash rent payments and the recognition of rent expense as a deferred rent liability. When an operating lease included lease incentives, such as a rent abatements or leasehold improvement allowances, or required fixed escalations of the minimum lease payments, the aggregate rental expense, including such incentives or increases, was recognized on a straight-line basis over the term of the lease.

Effective January 1, 2019, we adopted ASU 2016-02, ASC 842, Leases, under which all outstanding leases continued to be classified as operating leases. Rent expense is recognized on a straight-line basis. When an operating lease includes rent abatements or requires fixed escalations of the minimum lease payments, the aggregate rental expense is recognized on a straight-line basis over the term of the lease. When an operating lease includes lease incentives such as leasehold improvement allowances, the lease incentive is included in the right-of-use asset “ROU”. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. We account for fixed lease components separately from non-lease components.
Results of Operations - Comparison of the Three Months Ended March 31, 2019 and 2018
Collaboration Revenue
We recognized no collaboration revenue for the three months ended March 31, 2019 and 2018, respectively. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Research and Development Expenses
Research and development expenses were $20.6 million during the three months ended March 31, 2019 compared to $11.8 million during the three months ended March 31, 2018 for an increase of $8.8 million, primarily due to a $4.9 million increase in clinical expenses, a $1.5 million increase in outside services for preclinical and manufacturing expenses, and a $1.5 million increase in internal costs, including salaries and related expenses such as stock compensation expense.
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

	Three Months Ended March 31,
	2019	2018	Increase
External Costs
Etokimab	$7,515	$3,053	$4,462
ANB019	5,037	3,973	1,064
Preclinical and other unallocated costs	3,430	1,600	1,830
Total External Costs	$15,982	$8,626	$7,356
Internal Costs	4,649	3,184	1,465
Total Costs	$20,631	$11,810	$8,821
We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses
General and administrative expenses were $4.1 million during the three months ended March 31, 2019 compared to $3.9 million during the three months ended March 31, 2018 for an increase of $0.2 million, primarily due to a $0.5 million increase in personnel costs including stock compensation expense, partially offset by a $0.3 million decrease in external legal fees.
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
Interest Expense
Interest expense was $0.3 million and $0.5 million during the three months ended March 31, 2019 and 2018, respectively, and represents effective interest of approximately 13.38% as of March 31, 2019, on an outstanding principal balance of $6.3 million compared to an effective interest of 12.78% as of March 31, 2018 on an outstanding principal balance of $13.7 million.
Interest Income
Interest income was $3.0 million and $1.2 million during the three months ended March 31, 2019 and 2018, respectively, which primarily related to our short-term and long-term investments, the balance of which increased as a result of the investment of proceeds from our follow-on offering in September 2018.
Other Income (Expense), Net
Other income (expense), net was a gain (loss) of less than $0.1 million during each of the three months ended March 31, 2019 and 2018, and primarily related to foreign exchange transactions through our Australian subsidiary and with our foreign CROs.
Liquidity and Capital Resources
From our inception through March 31, 2019, we have received an aggregate of $718.1 million to fund our operations which included $617.4 million from the sale of equity securities, $81.6 million from our collaboration agreements and $19.1 million from venture debt. As of March 31, 2019, we had $484.2 million in cash, cash equivalents and investments.
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
Under our original Loan Agreement, as defined in Part I Item 1- Note 5. Notes Payable, we could borrow up to $15.0 million in three separate draws of $5.0 million each. In January 2016, we amended the Loan Agreement to combine Term B Loans and Term C Loans for a total of $10.0 million available for draw and delay the principal repayments for our Term A Loans from February 1, 2016 until February 1, 2017.
In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016; principal repayments began in February 2018. As of March 31, 2019, there are 10 equal monthly principal and interest payments remaining on the Term Loans, with final maturity in January 2020. The Term Loans bear interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The interest rate was 8.99% as of March 31, 2019.

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
Cash, cash equivalents and investments totaled $484.2 million as of March 31, 2019, compared to $500.2 million as of December 31, 2018. We believe that our existing cash, cash equivalents and investments will fund our current operating plan at least through the end of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Net cash (used in) provided by:
Operating activities	$(16,099)	$(12,478)	$3,621
Investing activities	9,657	2,146	(7,511)
Financing activities	(1,301)	(1,383)	(82)
Net decrease in cash, cash equivalents and restricted cash	$(7,743)	$(11,715)	$(3,972)
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2019 of $16.1 million was primarily due to our net loss of $22.1 million, adjusted for addbacks for non-cash expenses of $2.1 million which includes stock-based compensation and net increases in working capital of $3.9 million. Net cash used in operating activities during the three months ended March 31, 2018 of $12.5 million was primarily due to our net loss of $15.1 million, adjusted for non-cash expenses of $2.4 million which includes stock-based compensation.
Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2019 and 2018 primarily relates to the maturities of our investments, which was used to acquired additional debt securities and fund our operating expenses.
Financing Activities
The net cash used in financing activities during the three months ended March 31, 2019 of $1.3 million primarily related to principal payments of $1.9 million made on our Term Loans, offset by $0.6 million in proceeds from the issuance of common stock upon the exercise of stock options. The cash used in financing activities during the three months ended March 31, 2018 of $1.4 million was primarily related to principal payments of $1.3 million made on our Term Loans.
Contractual Obligations
Operating Leases
We have two non-cancellable office leases with remaining lease terms of approximately 2.5 years, each of which are classified as operating leases. Only one of our leases has remaining renewal options, which includes three options to renew for one additional year. The exercise of lease renewal options is at our sole discretion, which we currently do not anticipate exercising and as such were not recognized as part of our ROU asset and lease liabilities. Our lease payments are fixed, and we recognize lease expense for these leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 8.59%.
At March 31, 2019, the future minimum annual obligations under non-cancellable operating lease commitments are $0.7 million, $1.0 million, and $0.7 million, for the remainder of fiscal years ending 2019, 2020, and 2021, respectively.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2018 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of March 31, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Some patients in our clinical trials have experienced adverse events, including serious adverse events. The most frequent treatment-emergent adverse events reported were mild dizziness or vomiting in patients subsequent to placebo dosing, and mild headache, strep throat, upper respiratory tract infection, or in one case, severe neutropenia which was acute and not persistent in patients post-etokimab administration. Subjects in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or in our Phase 1 or Phase 2a clinical trials. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which will inform our dosing strategy for future clinical trials, however such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans, and may lead to unforeseen toxicity not previously observed in preclinical testing. If preclinical studies of our product candidates fail to provide preliminary evidence of safety to the satisfaction of regulatory authorities or do not otherwise produce satisfactory results, we may incur additional costs or experience delays in initiating and/or advancing the development and commercialization of our product candidates. Further, if clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. Our net loss was $22.1 million for the three months ended March 31, 2019 and $15.1 million for the three months ended March 31, 2018, with no collaboration revenue in either quarter. As of March 31, 2019, we had an accumulated deficit of $168.8 million.
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
We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations, or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
Furthermore, integral parties in our supply chain are geographically concentrated and operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe and/or serious adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
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

ANAPTYSBIO, INC.

Date:	May 7, 2019	By:	/s/ Hamza Suria
Hamza Suria
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2019	By:	/s/ Dominic G. Piscitelli
Dominic G. Piscitelli
Chief Financial Officer
(Principal Financial and Accounting Officer)