Form 10-Q
period 2019-06-30
ANAPTYSBIO, INC
filed 2019-08-08
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 5, 2019, there were 27,047,596 shares of the Registrant’s Common Stock outstanding.

ANAPTYSBIO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ANAPTYSBIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$146,552	$113,596
Receivable from collaborative partners	5,000	—
Australian tax incentive receivable	—	174
Short-term investments	275,664	313,486
Prepaid expenses and other current assets	3,772	6,960
Total current assets	430,988	434,216
Property and equipment, net	1,481	1,445
Long-term investments	45,707	73,128
Other long-term assets	1,913	148
Restricted cash	60	60
Total assets	$480,149	$508,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,921	$5,443
Accrued expenses	14,102	8,761
Notes payable, current portion	4,781	7,574
Other current liabilities	819	58
Total current liabilities	30,623	21,836
Other long-term liabilities	1,105	796
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 27,045 shares and 26,922 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	27	27
Additional paid in capital	640,550	633,251
Accumulated other comprehensive income (loss)	574	(223)
Accumulated deficit	(192,730)	(146,690)
Total stockholders’ equity	448,421	486,365
Total liabilities and stockholders’ equity	$480,149	$508,997

 See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Collaboration revenue	$5,000	$—	$5,000	$—
Operating expenses:
Research and development	27,350	10,583	47,981	22,393
General and administrative	4,307	3,832	8,448	7,779
Total operating expenses	31,657	14,415	56,429	30,172
Loss from operations	(26,657)	(14,415)	(51,429)	(30,172)
Other income (expense), net:
Interest expense	(281)	(436)	(601)	(887)
Interest income	2,957	1,297	5,945	2,482
Other income (expense), net	(41)	(64)	(34)	(127)
Total other income (expense), net	2,635	797	5,310	1,468
Loss before income taxes	(24,022)	(13,618)	(46,119)	(28,704)
Provision for income taxes	60	—	79	—
Net loss	(23,962)	(13,618)	(46,040)	(28,704)
Other comprehensive income (loss):
Unrealized income (loss) on available for sale securities, net of tax of $99, $0, $214 and $0, respectively	370	124	797	(250)
Comprehensive loss	$(23,592)	$(13,494)	$(45,243)	$(28,954)
Net loss per common share:
Basic and diluted	$(0.89)	$(0.57)	$(1.70)	$(1.20)
Weighted-average number of shares outstanding:
Basic and diluted	27,026	23,932	27,004	23,867

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	26,922	$27	$633,251	$(223)	$(146,690)	$486,365
Shares issued under employee stock plans	84		574			574
Stock-based compensation			2,867			2,867
Comprehensive income, net				427		427
Net loss					(22,078)	(22,078)
Balance, March 31, 2019	27,006	27	636,692	204	(168,768)	468,155
Shares issued under employee stock plans	39		215			215
Stock-based compensation			3,643			3,643
Comprehensive income, net				370		370
Net loss					(23,962)	(23,962)
Balance, June 30, 2019	27,045	$27	$640,550	$574	$(192,730)	$448,421

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	23,791	$24	$393,017	$(426)	$(85,034)	$307,581
Shares issued under employee stock plans	9		72			72
Warrants exercised	17		75			75
Stock-based compensation			2,260			2,260
Comprehensive loss, net				(375)		(375)
Net loss					(15,086)	(15,086)
Balance, March 31, 2018	23,817	24	395,424	(801)	(100,120)	294,527
Shares issued under employee stock plans	212		1,397			1,397
Warrants exercised			1			1
Stock-based compensation			2,548			2,548
Comprehensive income, net				124		124
Net loss					(13,618)	(13,618)
Balance, June 30, 2018	24,029	$24	$399,370	$(677)	$(113,738)	$284,979

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,040)	$(28,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239	118
Stock-based compensation	6,510	4,808
Accretion/amortization of investments, net	(1,926)	(255)
Non-cash interest expense	332	317
Changes in operating assets and liabilities:
Receivable from collaborative partners	(5,000)	—
Australian tax incentive receivable	174	1,449
Prepaid expenses and other assets	1,435	(1,186)
Accounts payable and other liabilities	12,660	2,097
Net cash used in operating activities	(31,616)	(21,356)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments	(132,313)	(90,411)
Sales and maturities of investments	200,267	90,031
Purchases of property and equipment	(421)	(536)
Net provided by (used in) investing activities	67,533	(916)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, upon the exercise of stock options	789	1,469
Proceeds from issuance of common stock, upon the exercise of warrants	—	76
Payments on notes payable	(3,750)	(3,125)
Payments for offering costs, net	—	(280)
Net cash used in financing activities	(2,961)	(1,860)
Net increase (decrease) in cash, cash equivalents, and restricted cash	32,956	(24,132)
Cash, cash equivalents and restricted cash, beginning of period	113,656	81,249
Cash, cash equivalents and restricted cash, end of period	$146,612	$57,117
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$301	$585
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$14	$194

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Also, certain reclassifications have been made to 2018 financial information to conform to the current year presentation of long-term liabilities on the Consolidated Balance Sheets. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2018, included in our Annual Form 10-K.
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

Leases
Prior to January 1, 2019, we recorded our leases in accordance with Accounting Standard Codification (ASC) Topic 840, Leases, and all current leases were classified as operating leases. Rent expense was recognized on a straight-line basis over the terms of the leases and, accordingly, we recorded the cumulative difference between cash rent payments and the recognition of rent expense as a deferred rent liability. When an operating lease included lease incentives, such as a rent abatements or leasehold improvement allowances, or required fixed escalations of the minimum lease payments, the aggregate rental expense, including such incentives or increases, was recognized on a straight-line basis over the term of the lease.

Effective January 1, 2019, we adopted Accounting Standard Update (ASU) 2016-02, ASC 842, Leases, under which all outstanding leases continued to be classified as operating leases. Rent expense is recognized on a straight-line basis. When an operating lease includes rent abatements or requires fixed escalations of the minimum lease payments, the aggregate rental expense is recognized on a straight-line basis over the term of the lease. When an operating lease includes lease incentives such as leasehold improvement allowances, the lease incentive is included in the right-of-use, or “ROU”, asset. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the date of adoption of ASC 842, or the lease commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. We account for fixed lease components separately from non-lease components.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Options to purchase common stock	2,525	2,542	2,443	2,572
Warrants to purchase common stock	—	—	—	4
Total	2,525	2,542	2,443	2,576

Accounting Pronouncements Recently Adopted
In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a right-of-use, or “ROU”, asset and a related lease liability on the balance sheet for all leases with a term longer than 12 months. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Targeted Improvements; and ASU 2019-01, Leases (Topic 842): Codification Improvements. ASU 2016-02 became effective for our annual reporting period beginning January 1, 2019, including interim periods thereafter. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (i) its effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We adopted this standard on January 1, 2019 and used the effective date as our date of initial application. Upon adoption, we elected the package of transition practical expedients, which allowed us to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. We also made an accounting policy election to not recognize leases with an initial term of 12 months or less within our consolidated balance sheets and to recognize those lease payments on a straight-line basis in our consolidated statements of operations over the lease term. Adoption of the new standard resulted in the recording of operating lease ROU assets and lease liabilities of approximately $2.1 million and $2.3 million as of January 1, 2019, respectively related to our real estate leases. Adoption of this new standard did not have a material impact on our consolidated statements of operations or cash flows.

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the accounting treatment for recognizing the impairment of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also eliminates the other-than-temporary impairment model for available-for-sale (AFS) debt securities. Entities will begin to recognize credit losses on AFS debt securities as allowances rather than as reductions in the carrying value of the securities. Impairment that is not credit-related impairment will continue to be recognized in other comprehensive income and entities will no longer consider the length of time a security has been in an unrealized loss position when determining whether a credit loss exists. ASU 2016-13 becomes effective for annual and interim periods beginning after December 15, 2019; early adoption is permitted. We believe that the adoption of this standard will not have a material impact on our consolidated financial statements.
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	June 30, 2019	December 31, 2018
Laboratory equipment	$4,528	$4,287
Office furniture and equipment	807	780
Leasehold improvements	575	575
Property and equipment, gross	5,910	5,642
Less: accumulated depreciation and amortization	(4,429)	(4,197)
Total property and equipment, net	$1,481	$1,445

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	June 30, 2019	December 31, 2018
Accrued compensation and related expenses	$1,909	$2,421
Accrued professional fees	496	442
Accrued research, development and manufacturing expenses	11,360	5,577
Other	337	321
Total accrued expenses	$14,102	$8,761

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
For each development program, we are eligible to receive milestone payments of up to $18.0 million if certain preclinical and clinical trial events are achieved by TESARO, up to an additional $90.0 million if certain U.S. and European regulatory submissions and approvals in multiple indications are achieved, and up to an additional $165.0 million upon the achievement of specified levels of annual worldwide net sales. We will also be eligible to receive tiered single-digit royalties related to worldwide net sales of products developed under the collaboration. Unless earlier terminated by either party upon specified circumstances, the agreement will terminate, with respect to each specific developed product, upon the latter of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent. Prior to the adoption of ASC 606, Revenue from Contracts with Customers, we determined that the upfront license fees and research funding under the agreement, as amended, should be accounted for as a single unit of accounting and that the upfront license fees should be deferred and recognized as revenue over the same period that the research and development services are performed. In December 2015, we determined that the research and development services would be extended through December 31, 2016. As a result, the period over which the unrecognized license fees and milestones were recognized was extended through December 31, 2016, and have since been recognized in full.
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
As of June 30, 2019, the transaction price includes the upfront payment, research reimbursement revenue, and milestones earned to date, which are allocated in their entirety to the single performance obligation. Future potential milestones are generally not included as they are subject to revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to TESARO and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. During the three months ended June 30, 2019, we recognized one clinical milestone for $5.0 million which we expect to be achieved during the second half of 2019. This milestone was recognized upon the evaluation of recent actions, efforts, and public disclosures made by TESARO that led to the determination that a significant reversal of revenue would not be probable. No other future clinical or regulatory milestones have been included in the transaction price, as all other milestone amounts continued to be subject to the revenue constraint.
Milestones recognized through June 30, 2019 under the TESARO Agreement are as follows:

	Anti-PD-1 (TSR042/Dostarlimab)		Anti-TIM-3 (TSR022)		Anti-LAG-3 (TSR033)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15	$1.0M	Q3'16
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16	$4.0M	Q2'17
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17	—	—
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	—	—	—	—
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	—	—	—	—

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
We recognized $5.0 million in revenue under this agreement during the three and six months ended June 30, 2019 and no revenue during the three and six months ended June 30, 2018.

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
As of June 30, 2019, the transaction price includes the upfront payment, success fees, expense reimbursement, and milestones earned to date, which are allocated in their entirety to the single performance obligation. None of the future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors, including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to Celgene and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones achieved through June 30, 2019 under the Celgene Agreement are as follows:

Anti-PD-1 (CC-90006)
Milestone Event	Amount	Quarter Recognized
Completion of first in vivo toxicology studies using GLPs	$0.5M	Q2'16
Phase 1 clinical trial initiation	$1.0M	Q4'16

Revenue from future contingent milestone payments are recognized upon determination that a significant reversal of revenue would not be probable. Cash is generally received within 30 days of milestone achievement.
There was no revenue recognized under this agreement during the three and six months ended June 30, 2019 and 2018.
5. Notes Payable
On December 24, 2014, we entered into a Loan and Security Agreement, as amended from time to time, the Loan Agreement, with a bank and a financial institution whereby we may borrow up to $15.0 million in three separate draws of $5.0 million each. The Term A Loans, for an aggregate of $5.0 million, were drawn on December 24, 2014 with a fixed interest rate of 6.97%.
In January 2016, the Loan Agreement was amended to combine Term B Loans and Term C Loans for a total of $10.0 million available for draw through December 31, 2016 and delay the beginning of our Term A Loans’ principal repayments from February 1, 2016 until February 1, 2017. The Term B Loans and Term C Loans became available for draw on July 1, 2016. In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016, and Term A, B and C Loans are now collectively referred to as the Term Loans. Principal repayments began in February 2018, and as of June 30, 2019, there are 7 monthly principal and interest payments remaining on the Term Loans, with final maturity in January 2020. The Term Loans bear interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The interest rate was 8.87% as of June 30, 2019.
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
As of June 30, 2019, the carrying amount of the Term Loans was $4.8 million, which includes amortized final payment fees of $0.4 million and is classified as current liabilities as of June 30, 2019. The effective interest rate on the Term Loans at June 30, 2019 was 13.27%. As of June 30, 2019, future principal maturities of the Term Loans were $3.8 million and $0.6 million during the remainder of 2019 and 2020, respectively.
The Term Loans are secured by a first priority interest in most of our assets, excluding intellectual property. As of June 30, 2019, we were in compliance with the covenants contained in the Loan Agreement.
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2019
Money market funds(1)	$127,844	$127,844	$—	$—
Mutual funds(1)	8,170	8,170	—	—
U.S. Treasury securities(2)	112,676	112,676	—	—
Certificates of deposit(2)	6,155	—	6,155	—
Agency securities(2)	61,684	—	61,684	—
Commercial and corporate obligations(1)(2)	145,907	—	145,907	—
At December 31, 2018
Money market funds(1)	$87,213	$87,213	$—	$—
Mutual funds(1)	7,967	7,967	—	—
U.S. Treasury securities(2)	164,245	164,245	—	—
Certificates of deposit(2)	4,784	—	4,784	—
Agency securities(1)(2)	81,296	—	81,296	—
Commercial and corporate obligations(1)(2)	153,983	—	153,983	—

(1)	Included in cash and cash equivalents, and restricted cash in the accompanying consolidated balance sheets.

(2)	Included in short-term or long-term investments in the accompanying consolidated balance sheets depending on the respective maturity date.
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
Fair Value of Other Financial Instruments
The fair value of our other financial instruments estimated as of June 30, 2019 and December 31, 2018 are presented below:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$4,781	$5,084	$8,199	$8,806

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

Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of June 30, 2019 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$61,558	$133	$(7)	$61,684
Certificates of deposit(2)	6,111	44	—	6,155
Commercial and corporate obligations(3)	145,548	366	(7)	145,907
U.S. Treasury securities(4)	112,363	319	(6)	112,676
Total available-for-sale investments	$325,580	$862	$(20)	$326,422

(1)	Of our outstanding agency securities, $47.8 million have maturity dates of less than one year and $13.9 million have a maturity date of between one to two years as of June 30, 2019.

(2)	Of our outstanding certificates of deposit, $1.0 million have a maturity date of less than one year and $5.2 million have a maturity date of between one to two years as of June 30, 2019.

(3)
Of our outstanding commercial and corporate obligations, $131.9 million have maturity dates of less than one year and $14.0 million have a maturity date of between one to two years as of June 30, 2019.

(4)	Of our outstanding U.S. Treasury securities $100.1 million have maturity dates of less than one year and $12.6 million have a maturity date of between one to two years as of June 30, 2019.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 27,044,527 shares were issued and outstanding as of June 30, 2019. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at June 30, 2019 are as follows:

Issued and Outstanding:
Stock options	2,512,033
Shares Reserved For:
2017 Equity Incentive Plan	2,615,613
2017 Employee Stock Purchase Plan	725,132
Total	5,852,778

8. Equity Incentive Plans
2017 Equity Incentive Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Equity Incentive Plan, or the 2017 Plan. The 2017 Plan became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017, and replaced our existing 2006 Equity Incentive Plan, or the 2006 Plan. Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan will be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The 2017 Plan automatically increased by 1,076,877 shares as of January 1, 2019.

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
Stock Options
Stock options granted to employees generally vest over a four-year period while stock options granted to directors vest over a one year period. Each have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the six months ended June 30, 2019 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	2,152,455	$27.55
Granted	539,400	$69.02
Exercises	(122,705)	$6.43
Forfeitures and cancellations	(57,117)	$69.45
Outstanding at June 30, 2019	2,512,033	$36.53	7.27	$70,414
Exercisable at June 30, 2019	1,398,990	$19.46	6.06	$57,308

Stock-Based Compensation Expense
The estimated fair values of stock option awards granted to employees were determined on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.5%	2.6%
Expected volatility	68.5%	68.5%
Expected dividend yield	—%	—%
Expected term (in years)	6.25	6.25
Weighted average grant date fair value per share	$44.02	$67.05

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

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Research and development	$1,649	$899	$2,889	$1,655
General and administrative	1,994	1,649	3,621	3,153
Total	$3,643	$2,548	$6,510	$4,808

At June 30, 2019, there was $37.7 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.69 years.
9. Australia Research and Development Tax Incentive
Our Australian subsidiary, which conducts core research and development activities on our behalf, is eligible to receive a 43.5% refundable tax incentive for qualified research and development activities during fiscal 2019 and fiscal 2018. For the three and six months ended June 30, 2019, there were no eligible expenditures incurred in Australia, therefore no tax incentive receivable was recorded. For the three and six months ended June 30, 2018, we recorded a less than $0.1 million reduction to research and development expenses in the consolidated statements of operations and comprehensive loss for eligible expenses. We received $0.2 million and $1.5 million in cash during the six months ended June 30, 2019 and 2018, respectively, related to the tax incentive. As of June 30, 2019, we had no remaining tax incentive receivable from the Australian government.
10. Commitments and Contingencies
Operating Leases
We have two non-cancellable office leases with remaining lease terms of approximately 2.25 years, each of which are classified as operating leases. Only one of our leases has remaining renewal options, which includes three options to renew for one additional year. The exercise of lease renewal options is at our sole discretion, which we currently do not anticipate exercising and as such were not recognized as part of our ROU asset and lease liabilities. Our lease payments are fixed, and we recognize lease expense for these leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 8.59%.
Our balance sheet includes our ROU assets and lease liabilities as follows (in thousands):

Leases	Classification on the Balance Sheet	June 30, 2019
Operating ROU assets	Other long-term assets	$1,764
Operating lease liabilities	Other current liabilities	819
Operating lease liabilities	Other long-term liabilities	1,105

The following costs are included in our cash flow statement (in thousands):

Leases	Classification on the Cash Flow	Six Months Ended June 30, 2019
Operating lease cost	Operating	$440
Cash paid for amounts included in the measurement of lease liabilities	Operating	463

At June 30, 2019, the future minimum annual obligations under non-cancellable operating lease commitments in excess of one year are as follows (in thousands):

Years Ending December 31,
2019	$474
2020	968
2021	677
2022	—
2023	—
Thereafter	—
Total minimum payments required	2,119
Less imputed interest	(195)
Total	$1,924

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

•
the likelihood that the clinical data generated in any study we performed, are performing or plan to perform in a non-US jurisdiction will be subsequently accepted by the U.S. Food and Drug Administration, or FDA and/or by foreign regulatory authorities outside of the jurisdiction where the study was being performed;

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the six months ended June 30, 2019, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2018, included in the Company’s Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements”.
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
Etokimab, our anti-IL-33 antibody previously referred to as ANB020, inhibits the activity of the interleukin-33 cytokine, or IL-33, which we believe is broadly applicable to the treatment of atopic inflammatory disorders, such as moderate-to-severe atopic dermatitis, eosinophilic asthma, chronic rhinosinusitis with nasal polyps, or CRSwNP, and potentially other allergic conditions.
We completed a Phase 2a proof-of-concept trial of etokimab in 12 moderate-to-severe adult atopic dermatitis patients in late 2017 and believe the data from this trial, presented at the 2018 American Academy of Dermatology, or AAD, and 2018 European Academy of Allergy and Clinical Immunology, or EAACI, demonstrate proof-of-concept for etokimab in moderate-to-severe adult atopic dermatitis and suggest that etokimab may provide meaningful differentiation in terms of patient convenience. We are conducting a Phase 2b randomized, double-blinded, placebo-controlled, multi-dose study in approximately 300 adult patients with moderate-to-severe atopic dermatitis, also referred to as the ATLAS trial, to assess different dose levels and dosing frequencies of subcutaneously-administered etokimab with top-line data expected in the fourth quarter of 2019.
We recently completed a Phase 2a randomized, placebo-controlled, single dose study of etokimab in 25 severe adult eosinophilic asthma patients. We presented full data from this trial at the 2019 EAACI, which demonstrated that a single dose of etokimab resulted in rapid and sustained lung function improvement as measured using Forced Expiratory Volume in One Second, or FEV1, patient reported outcomes associated with asthma symptoms, as measured using the Asthma Control Questionnaire 5 and biomarker levels as measured using blood eosinophils. We believe this trial supports the continued development of etokimab in eosinophilic asthma and plan to initiate, in the fourth quarter of 2019, a multi-dose Phase 2b randomized, double-blinded, placebo-controlled trial in 300-400 eosinophilic asthma patients where key endpoints will include annualized exacerbation reduction. We may also conduct clinical studies in other severe asthma subsets in the future.
We are conducting a randomized, placebo-controlled Phase 2 trial of etokimab in approximately 100 adult patients with CRSwNP, also referred to as the ECLIPSE trial, which is a debilitating atopic disorder associated with elevated IL-33 pathway signaling. We anticipate interim top-line data from this trial to be available in the fourth quarter of 2019.
Our ANB019 antibody inhibits the interleukin-36 receptor, or IL-36R, and is being developed for the treatment of rare inflammatory diseases including generalized pustular psoriasis, or GPP, and palmoplantar pustulosis, or PPP. We completed a Phase 1 clinical trial in healthy volunteers, which was presented at EAACI 2018, where ANB019 was well-tolerated by all subjects, no dose-limiting toxicities were observed, and no serious adverse events were reported among any subjects in the trial. We have subsequently initiated an open-label, multi-dose, single-arm Phase 2 trial of ANB019 in up to 10 GPP patients, also referred to as the GALLOP trial, where interim top-line data are anticipated in mid-2019. We have also initiated a randomized, double-blind, placebo-controlled approximately 50-patient multi-dose trial of ANB019 in PPP, also referred to as the POPLAR trial, where top-line data are anticipated in the first half of 2020.

In addition to etokimab and ANB019, our wholly-owned pipeline includes novel anti-inflammatory checkpoint receptor modulator antibodies that we believe are applicable for treatment of certain autoimmune diseases. We recently announced our third wholly-owned program ANB030, an anti-PD-1 agonist antibody program, which was developed using our proprietary antibody discovery platform. Preclinical data for ANB030 was recently presented at the 2019 Federation of Clinical Immunological Societies (FOCIS) Annual Meeting. We plan to focus future clinical development of ANB030 upon certain human autoimmune diseases where PD-1 checkpoint receptor function may be under-represented. We anticipate filing of an Investigational New Drug Application, or IND, for ANB030 in the fourth quarter of 2019.
In addition to our wholly-owned antibody programs, multiple AnaptysBio-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with TESARO, Inc. and TESARO Development, Ltd., or collectively TESARO, now a part of GlaxoSmithKline, and an inflammation-focused collaboration with Celgene Corporation, or Celgene, as discussed in Part I—Note 4, Collaborative Research and Development Agreements, above.
The following table summarizes certain key information about our wholly-owned and partnered product candidates:

Development Stage & Anticipated Milestones

Antibody Program	Therapeutic Indication	Discovery	Preclinical	Phase 1	Phase 2	Phase 3	Commercial Rights
Etokimab (ANB020): Anti-IL-33	Atopic Dermatitis			Phase 1 Data Presented at AAD and AAAAI 2017	Phase 2a Data Presented at AAD and EAACI 2018; ATLAS: Phase 2b Top-Line Data Q4 2019		AnaptysBio
	Eosinophilic Asthma				Phase 2a Data Presented at EAACI 2019; Phase 2b To Be Initiated in Q4 2019		
	Chronic Rhinosinusitis With Nasal Polyps				ECLIPSE: Phase 2 Interim Top-Line Data Q4 2019		
ANB019: Anti-IL-36R	Generalized Pustular Psoriasis			Phase 1 Data Presented at EAACI 2018	GALLOP: Phase 2 Interim Top-Line Data Mid 2019		
	Palmoplantar Pustulosis				POPLAR: Phase 2 Top-Line Data H1 2020		
ANB030: Anti-PD-1 Agonist	Inflammatory Diseases		IND Filing Q4 2019				
Dostarlimab (TSR-042): Anti-PD-1 Antagonist	Endometrial Cancer					GARNET: BLA Filing H2 2019 RUBY: Ongoing	TESARO gsk
	Ovarian Cancer				MOONSTONE & OPAL: Ongoing	FIRST: Ongoing	
	Non-Small Cell Lung Cancer				JASPER: Ongoing		
TSR-022: Anti-TIM-3	Immuno-Oncology				AMBER: Dostarlimab Combination Trial Ongoing		
TSR-033: Anti-LAG-3	Immuno-Oncology			CITRINO: Dostarlimab Combination Trial Ongoing			
TSR-075: Anti-PD-1/ LAG-3 Bispecific	Immuno-Oncology		IND-Enabling Studies Ongoing				
CC-90006: Anti-PD-1 Agonist	Psoriasis			Ongoing			Celgene
Undisclosed	Inflammation		Ongoing

Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. From inception through June 30, 2019, we have received $81.6 million in cash in non-dilutive funding from our collaborators.

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
We recognize the Australian Research and Development Tax Incentive, or the Tax Incentive, as a reduction of research and development expense. The amounts are determined on a cost reimbursement basis based on our eligible research and development expenditures and are non-refundable, provided that in order to qualify for the Australian benefits we must have revenue of less than AUD $20.0 million during the reimbursable period and cannot be controlled by income tax exempt entities. The Tax Incentive is recognized when there is reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured as discussed in Part I Item 1— Note 9. Australia Research and Development Tax Incentive above.
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
Results of Operations - Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Collaboration Revenue
We recognized $5.0 million in collaboration revenue for the three and six months ended June 30, 2019 related to a milestone for the initiation of a Phase 3 trial in a second indication for dostarlimab, the anti-PD-1 antagonist antibody partnered with TESARO, compared to no collaboration revenue for the three and six months ended June 30, 2018. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Research and Development Expenses
Research and development expenses were $27.4 million during the three months ended June 30, 2019 compared to $10.6 million during the three months ended June 30, 2018 for an increase of $16.8 million, primarily due to a $9.3 million increase in outside services for preclinical and manufacturing expenses, a $4.9 million increase in clinical expenses, a $1.5 million increase in internal costs, including salaries and related expenses such as stock compensation expense, and a $0.7 million increase in professional fees.
Research and development expenses were $48.0 million during the six months ended June 30, 2019 compared to $22.4 million during the six months ended June 30, 2018 for an increase of $25.6 million, primarily due to a $10.7 million increase in outside services for preclinical and manufacturing expenses, a $9.8 million increase in clinical expenses, a $3.0 million increase in internal costs, including salaries and related expenses such as stock compensation expense and a $1.2 million increase in professional fees.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase	2019	2018	Increase
External Costs
Etokimab	$11,667	$3,660	$8,007	$19,163	$6,659	$12,504
ANB019	5,108	1,917	3,191	10,165	5,943	4,222
Preclinical and other unallocated costs	5,695	1,618	4,077	9,124	3,218	5,906
Total External Costs	22,470	7,195	15,275	38,452	15,820	22,632
Internal Costs	4,880	3,388	1,492	9,529	6,573	2,956
Total Costs	$27,350	$10,583	$16,767	$47,981	$22,393	$25,588
We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.
General and Administrative Expenses
General and administrative expenses were $4.3 million during the three months ended June 30, 2019 compared to $3.8 million during the three months ended June 30, 2018 for an increase of $0.5 million, primarily due to a $0.6 million increase in personnel costs including stock compensation expense.
General and administrative expenses were $8.4 million during the six months ended June 30, 2019 compared to $7.8 million during the six months ended June 30, 2018 for an increase of $0.6 million, primarily due to a $1.2 million increase in personnel costs including stock compensation expense, partially offset by a $0.4 million decrease in professional fees.
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
Interest Expense
Interest expense was $0.3 million and $0.6 million during the three and six months ended June 30, 2019, respectively, and represented an effective interest rate of approximately 13.27% as of June 30, 2019, on an outstanding principal balance of $4.4 million. Interest expense was $0.4 million and $0.9 million during the three and six months ended June 30, 2018, respectively, and represented an effective interest rate of 13.08% on an outstanding principal balance of $11.9 million.
Interest Income
Interest income was $3.0 million and $1.3 million during the three months ended June 30, 2019 and 2018, respectively, and was $5.9 million and $2.5 million during the six months ended June 30, 2019 and 2018, respectively, which primarily related to our short-term and long-term investments, the balance of which increased as a result of the investment of proceeds from our follow-on offering in September 2018.
Other Income (Expense), Net
Other income (expense), net was a loss of less than $0.1 million during each of the three months ended June 30, 2019 and 2018, and a loss of less than $0.1 million and $0.1 million during the six months ended June 30, 2019 and 2018, respectively, and primarily related to foreign exchange transactions through our Australian subsidiary and with our foreign CROs and CMOs.
Liquidity and Capital Resources
From our inception through June 30, 2019, we have received an aggregate of $718.3 million to fund our operations which included $617.6 million from the sale of equity securities, $81.6 million from our collaboration agreements and $19.1 million from venture debt. As of June 30, 2019, we had $467.9 million in cash, cash equivalents and investments.

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
Under our original Loan Agreement, as defined in Part I Item 1—Note 5. Notes Payable, we could borrow up to $15.0 million in three separate draws of $5.0 million each. In January 2016, we amended the Loan Agreement to combine Term B Loans and Term C Loans for a total of $10.0 million available for draw and delay the principal repayments for our Term A Loans from February 1, 2016 until February 1, 2017.
In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016; principal repayments began in February 2018. As of June 30, 2019, there are 7 equal monthly principal and interest payments remaining on the Term Loans, with final maturity in January 2020. The Term Loans bear interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The interest rate was 8.87% as of June 30, 2019.
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
Cash, cash equivalents and investments totaled $467.9 million as of June 30, 2019, compared to $500.2 million as of December 31, 2018. We believe that our existing cash, cash equivalents and investments will fund our current operating plan at least through the end of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(31,616)	$(21,356)
Investing activities	67,533	(916)
Financing activities	(2,961)	(1,860)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$32,956	$(24,132)
Operating Activities
Net cash used in operating activities during the six months ended June 30, 2019 of $31.6 million was primarily due to our net loss of $46.0 million, adjusted for addbacks for non-cash expenses of $5.2 million which includes stock-based compensation and net increases in working capital of $9.3 million. Net cash used in operating activities during the six months ended June 30, 2018 of $21.4 million was primarily due to our net loss of $28.7 million, adjusted for non-cash expenses of $5.0 million which includes stock-based compensation and increases in working capital of $2.4 million.

Investing Activities
Net cash provided by (used in) investing activities during the six months ended June 30, 2019 and 2018 primarily relates to the timing of our investment maturity, which was used to fund our operating expenses.
Financing Activities
The net cash used in financing activities during the six months ended June 30, 2019 of $3.0 million primarily related to principal payments of $3.8 million made on our Term Loans, offset by $0.8 million in proceeds from the issuance of common stock upon the exercise of stock options. The cash used in financing activities during the six months ended June 30, 2018 of $1.9 million was primarily related to principal payments of $3.1 million made on our Term Loans offset by proceeds of $1.5 million from the issuance of common stock upon the exercise of stock options.
Contractual Obligations
Operating Leases
We have two non-cancellable office leases with remaining lease terms of approximately 2.25 years, each of which are classified as operating leases. Only one of our leases has remaining renewal options, which includes three options to renew for one additional year. The exercise of lease renewal options is at our sole discretion, which we currently do not anticipate exercising and as such were not recognized as part of our ROU asset and lease liabilities. Our lease payments are fixed, and we recognize lease expense for these leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 8.59%.
At June 30, 2019, the future minimum annual obligations under non-cancellable operating lease commitments are $0.5 million, $1.0 million, and $0.7 million, for the remainder of fiscal years ending 2019, 2020, and 2021, respectively.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2018 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of June 30, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, later studies may also include different design elements that could contribute to us experiencing different results than we have observed in our Phase 2a trials. One such design element may be differences in efficacy endpoints between Phase 2a trials and subsequent Phase 2, Phase 2b or Phase 3 clinical trials. For instance, while our single dose Phase 2a clinical trial of etokimab demonstrated efficacy in terms of FEV1 improvement versus placebo, we did not structure this trial to assess efficacy in terms of exacerbation reduction, which is the endpoint historically used by the FDA for drug approval in asthma, and hence our future Phase 2, Phase 2b or Phase 3 trials in asthma may not demonstrate efficacy in exacerbation reduction leading to potential delays or failure to obtain approval of etokimab in asthma. In addition, the initial results we have reported from our completed Phase 2a clinical trials have included interim analyses and top-line results at early timepoints, which may not accurately predict the final results of this clinical trial or the results of future clinical trials. For instance, our single dose Phase 2a trial of etokimab in atopic dermatitis demonstrated certain levels of EASI-50 response upon interim analysis at Day 29, but this EASI-50 response level was not maintained at the end of this clinical trial at Day 140. In another example, interim analysis data from our Phase 2a study of severe adult eosinophilic asthma demonstrated FEV1 improvement over placebo at Day 64, but this FEV1 improvement was not maintained at the same levels through study completion at the Day 127 timepoint.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. We had $5.0 million in collaboration revenue and our net loss was $46.0 million for the six months ended June 30, 2019 and our net loss was $28.7 million for the six months ended June 30, 2018, with no collaboration revenue. As of June 30, 2019, we had an accumulated deficit of $192.7 million.
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
We conduct certain operations through our Australian wholly-owned subsidiary. If we are unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations will suffer.
In March 2015, we formed a wholly-owned Australian subsidiary, AnaptysBio Pty Ltd, or AnaptysBio Pty, to develop and commercialize our ANB019 and etokimab antibody program in Australia. We have no assurance that the results of any clinical trials that we conducted for our product candidates in Australia will be accepted by the FDA or foreign regulatory authorities for development and commercialization approvals.
In addition, current Australian tax regulations provide for a refundable research and development, or R&D, tax credit equal to 43.5% of qualified expenditures. We have received $9.3 million USD in R&D tax credits since the inception of our operations in Australia, and currently do not intend to submit for any additional tax credits. If we are ineligible or unable to retain the research and development tax credits received thus far and are required to repay all or a portion of the credit, our business and results of operation would be adversely affected.
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
Moreover, both TESARO and Celgene recently announced agreements to be acquired by large pharmaceutical companies. On December 3, 2018, GlaxoSmithKline plc announced an agreement to acquire TESARO, which closed on January 22, 2019, and on January 3, 2019, Bristol-Myers Squibb Co. announced an agreement to acquire Celgene Corp, which is expected to close by the end of 2019 or beginning of 2020. There can be no assurance that these collaborators, following their respective acquisitions by third parties, or such third-party acquirers, will continue to develop and commercialize these product candidates consistent with and with similar timelines as done previous to the acquisitions or that they will comply with the covenants, restrictions, sub-license and other agreement provisions, which, if they don’t comply, could lead us into disputes and potentially trigger breaches of our agreements with other partners.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses have increased and will continue to increase. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Global Select Market. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. The increased costs increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these and future requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Report Instance Document - The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 is formatted in Inline XBRL

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

ANAPTYSBIO, INC.

Date:	August 8, 2019	By:	/s/ Hamza Suria
Hamza Suria
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2019	By:	/s/ Dominic G. Piscitelli
Dominic G. Piscitelli
Chief Financial Officer
(Principal Financial and Accounting Officer)