Form 10-Q
period 2019-09-30
ANAPTYSBIO, INC
filed 2019-11-08
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 5, 2019, there were 27,133,459 shares of the Registrant’s Common Stock outstanding.

ANAPTYSBIO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ANAPTYSBIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$182,898	$113,596
Australian tax incentive receivable	—	174
Short-term investments	238,104	313,486
Prepaid expenses and other current assets	3,595	6,960
Total current assets	424,597	434,216
Property and equipment, net	1,695	1,445
Long-term investments	23,418	73,128
Other long-term assets	1,735	148
Restricted cash	60	60
Total assets	$451,505	$508,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,522	$5,443
Accrued expenses	15,286	8,761
Notes payable, current portion	3,077	7,574
Other current liabilities	845	58
Total current liabilities	29,730	21,836
Other long-term liabilities	883	796
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 27,098 shares and 26,922 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	27	27
Additional paid in capital	644,148	633,251
Accumulated other comprehensive income (loss)	480	(223)
Accumulated deficit	(223,763)	(146,690)
Total stockholders’ equity	420,892	486,365
Total liabilities and stockholders’ equity	$451,505	$508,997

 See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Collaboration revenue	$—	$5,000	$5,000	$5,000
Operating expenses:
Research and development	29,931	17,883	77,912	40,276
General and administrative	3,814	4,004	12,262	11,783
Total operating expenses	33,745	21,887	90,174	52,059
Loss from operations	(33,745)	(16,887)	(85,174)	(47,059)
Other income (expense), net:
Interest expense	(240)	(400)	(841)	(1,287)
Interest income	2,757	1,369	8,702	3,851
Other income (expense), net	144	(40)	110	(167)
Total other income (expense), net	2,661	929	7,971	2,397
Loss before income taxes	(31,084)	(15,958)	(77,203)	(44,662)
Provision for income taxes	51	—	130	—
Net loss	(31,033)	(15,958)	(77,073)	(44,662)
Other comprehensive income (loss):
Unrealized (loss) income on available for sale securities, net of tax of ($25), $0, $189 and $0, respectively	(94)	136	703	(115)
Comprehensive loss	$(31,127)	$(15,822)	$(76,370)	$(44,777)
Net loss per common share:
Basic and diluted	$(1.15)	$(0.66)	$(2.85)	$(1.86)
Weighted-average number of shares outstanding:
Basic and diluted	27,058	24,146	27,022	23,961

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	26,922	$27	$633,251	$(223)	$(146,690)	$486,365
Shares issued under employee stock plans	84		574			574
Stock-based compensation			2,867			2,867
Comprehensive income, net				427		427
Net loss					(22,078)	(22,078)
Balance, March 31, 2019	27,006	27	636,692	204	(168,768)	468,155
Shares issued under employee stock plans	39		215			215
Stock-based compensation			3,643			3,643
Comprehensive income, net				370		370
Net loss					(23,962)	(23,962)
Balance, June 30, 2019	27,045	27	640,550	574	(192,730)	448,421
Shares issued under employee stock plans	53		454			454
Stock-based compensation			3,144			3,144
Comprehensive loss, net				(94)		(94)
Net loss					(31,033)	(31,033)
Balance, September 30, 2019	27,098	$27	$644,148	$480	$(223,763)	$420,892

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	23,791	$24	$393,017	$(426)	$(85,034)	$307,581
Shares issued under employee stock plans	9		72			72
Warrants exercised	17		75			75
Stock-based compensation			2,260			2,260
Comprehensive loss, net				(375)		(375)
Net loss					(15,086)	(15,086)
Balance, March 31, 2018	23,817	24	395,424	(801)	(100,120)	294,527
Shares issued under employee stock plans	212		1,397			1,397
Warrants exercised			1			1
Stock-based compensation			2,548			2,548
Comprehensive income, net				124		124
Net loss					(13,618)	(13,618)
Balance, June 30, 2018	24,029	24	399,370	(677)	(113,738)	284,979
Shares issued for public offerings, net of underwriters' fees	2,530	3	227,473			227,476
Total offering costs			(157)			(157)
Shares issued under employee stock plans	190		669			669
Stock-based compensation			2,532			2,532
Comprehensive income, net				136		136
Net loss					(15,958)	(15,958)
Balance, September 30, 2018	26,749	$27	$629,887	$(541)	$(129,696)	$499,677

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,073)	$(44,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	374	209
Stock-based compensation	9,654	7,340
Accretion/amortization of investments, net	(2,449)	(555)
Non-cash interest expense	503	481
Changes in operating assets and liabilities:
Receivable from collaborative partners	—	(5,000)
Australian tax incentive receivable	174	1,428
Prepaid expenses and other assets	1,925	(1,403)
Accounts payable and other liabilities	13,180	5,946
Net cash used in operating activities	(53,712)	(36,216)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments	(175,049)	(123,995)
Sales and maturities of investments	303,146	148,551
Purchases of property and equipment	(701)	(857)
Net cash provided by investing activities	127,396	23,699
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriters' fees	—	227,476
Proceeds from issuance of common stock, upon the exercise of stock options	1,243	2,138
Proceeds from issuance of common stock, upon the exercise of warrants	—	76
Payments on notes payable	(5,625)	(5,000)
Proceeds for offering costs, net	—	46
Net cash (used in) provided by financing activities	(4,382)	224,736
Net increase in cash, cash equivalents, and restricted cash	69,302	212,219
Cash, cash equivalents and restricted cash, beginning of period	113,656	81,249
Cash, cash equivalents and restricted cash, end of period	$182,958	$293,468
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$384	$835
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$82	$160
Amounts accrued for offering costs	$—	$241

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Also, certain reclassifications have been made to 2018 financial information to conform to the current year presentation of long-term liabilities on the Consolidated Balance Sheets. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2018, included in our Annual Form 10-K.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Options to purchase common stock	2,467	2,402	2,451	2,514
Warrants to purchase common stock	—	—	—	3
Total	2,467	2,402	2,451	2,517

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

3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	September 30, 2019	December 31, 2018
Laboratory equipment	$4,869	$4,287
Office furniture and equipment	811	780
Leasehold improvements	575	575
Property and equipment, gross	6,255	5,642
Less: accumulated depreciation and amortization	(4,560)	(4,197)
Total property and equipment, net	$1,695	$1,445

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	September 30, 2019	December 31, 2018
Accrued compensation and related expenses	$2,353	$2,421
Accrued professional fees	593	442
Accrued research, development and manufacturing expenses	12,027	5,577
Other	313	321
Total accrued expenses	$15,286	$8,761

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
As of September 30, 2019, the transaction price includes the upfront payment, research reimbursement revenue, and milestones earned to date, which are allocated in their entirety to the single performance obligation. Future potential milestones are generally not included as they are subject to revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to TESARO and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. During the nine months ended September 30, 2019, we recognized and collected one clinical milestone for $5.0 million. This milestone was recognized upon the evaluation of recent actions, efforts, and public disclosures made by TESARO that led to the determination that a significant reversal of revenue would not be probable. No other future clinical or regulatory milestones have been included in the transaction price, as all other milestone amounts continued to be subject to the revenue constraint.
Milestones recognized through September 30, 2019 under the TESARO Agreement are as follows:

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
We recognized $0 and $5.0 million in revenue under this agreement during the three and nine months ended September 30, 2019, respectively, and $5.0 million revenue during each of the three and nine months ended September 30, 2018.
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
As of September 30, 2019, the transaction price includes the upfront payment, success fees, expense reimbursement, and milestones earned to date, which are allocated in their entirety to the single performance obligation. None of the future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors, including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to Celgene and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones achieved through September 30, 2019 under the Celgene Agreement are as follows:

Anti-PD-1 (CC-90006)
Milestone Event	Amount	Quarter Recognized
Completion of first in vivo toxicology studies using GLPs	$0.5M	Q2'16
Phase 1 clinical trial initiation	$1.0M	Q4'16

Revenue from future contingent milestone payments are recognized upon determination that a significant reversal of revenue would not be probable. Cash is generally received within 30 days of milestone achievement.
There was no revenue recognized under this agreement during the three and nine months ended September 30, 2019 and 2018.
5. Notes Payable
On December 24, 2014, we entered into a Loan and Security Agreement, as amended from time to time, the Loan Agreement, with a bank and a financial institution whereby we may borrow up to $15.0 million in three separate draws of $5.0 million each. The Term A Loans, for an aggregate of $5.0 million, were drawn on December 24, 2014 with a fixed interest rate of 6.97%.
In January 2016, the Loan Agreement was amended to combine Term B Loans and Term C Loans for a total of $10.0 million available for draw through December 31, 2016 and delay the beginning of our Term A Loans’ principal repayments from February 1, 2016 until February 1, 2017. The Term B Loans and Term C Loans became available for draw on July 1, 2016. In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016, and Term A, B and C Loans are now collectively referred to as the Term Loans. Principal repayments began in February 2018, and as of September 30, 2019, there are 4 monthly principal and interest payments remaining on the Term Loans, with final maturity in January 2020. The Term Loans bear interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The interest rate was 8.51% as of September 30, 2019.
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
As of September 30, 2019, the carrying amount of the Term Loans was $3.1 million, which includes amortized final payment fees of $0.6 million and is classified as current liabilities as of September 30, 2019. The effective interest rate on the Term Loans at September 30, 2019 was 12.90%. As of September 30, 2019, future principal maturities of the Term Loans were $1.9 million and $0.6 million during the remainder of 2019 and 2020, respectively.
The Term Loans are secured by a first priority interest in most of our assets, excluding intellectual property. As of September 30, 2019, we were in compliance with the covenants contained in the Loan Agreement.
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2019
Money market funds(1)	$180,355	$180,355	$—	$—
Mutual funds(1)	7,092	7,092	—	—
U.S. Treasury securities(2)	88,821	88,821	—	—
Certificates of deposit(2)	5,440	—	5,440	—
Agency securities(2)	34,607	—	34,607	—
Commercial and corporate obligations(2)	132,654	—	132,654	—
At December 31, 2018
Money market funds(1)	$87,213	$87,213	$—	$—
Mutual funds(1)	7,967	7,967	—	—
U.S. Treasury securities(2)	164,245	164,245	—	—
Certificates of deposit(2)	4,784	—	4,784	—
Agency securities(1)(2)	81,296	—	81,296	—
Commercial and corporate obligations(1)(2)	153,983	—	153,983	—

(1)	Included in cash and cash equivalents or restricted cash in the accompanying consolidated balance sheets.

(2)	Included in short-term or long-term investments in the accompanying consolidated balance sheets depending on the respective maturity date.
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
Fair Value of Other Financial Instruments
The fair value of our other financial instruments estimated as of September 30, 2019 and December 31, 2018 are presented below:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$3,077	$3,225	$8,199	$8,806

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

Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of September 30, 2019 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$34,524	$85	$(2)	$34,607
Certificates of deposit(2)	5,386	54	—	5,440
Commercial and corporate obligations(3)	132,301	354	(1)	132,654
U.S. Treasury securities(4)	88,587	240	(6)	88,821
Total available-for-sale investments	$260,798	$733	$(9)	$261,522

(1)	Of our outstanding agency securities, $29.6 million have maturity dates of less than one year and $5.0 million have a maturity date of between one to two years as of September 30, 2019.

(2)	Of our outstanding certificates of deposit, $2.4 million have a maturity date of less than one year and $3.0 million have a maturity date of between one to two years as of September 30, 2019.

(3)
Of our outstanding commercial and corporate obligations, $124.9 million have maturity dates of less than one year and $7.8 million have a maturity date of between one to two years as of September 30, 2019.

(4)	Of our outstanding U.S. Treasury securities, $81.3 million have maturity dates of less than one year and $7.6 million have a maturity date of between one to two years as of September 30, 2019.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 27,098,042 shares were issued and outstanding as of September 30, 2019. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at September 30, 2019 are as follows:

Issued and Outstanding:
Stock options	2,319,350
Shares Reserved For:
2017 Equity Incentive Plan	2,754,781
2017 Employee Stock Purchase Plan	725,132
Total	5,799,263

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
Stock Options
Stock options granted to employees generally vest over a four-year period while stock options granted to directors vest over a one year period. Each have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the nine months ended September 30, 2019 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	2,152,455	$27.55
Granted	584,868	$67.33
Exercises	(176,220)	$7.05
Forfeitures and cancellations	(241,753)	$52.28
Outstanding at September 30, 2019	2,319,350	$36.56	6.70	$32,251
Exercisable at September 30, 2019	1,446,535	$21.05	5.45	$29,966

Stock-Based Compensation Expense
The estimated fair values of stock option awards granted to employees were determined on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	2.5%	2.6%
Expected volatility	68.4%	68.0%
Expected dividend yield	—%	—%
Expected term (in years)	6.25	6.25
Weighted average grant date fair value per share	$43.08	$63.49

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

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Research and development	$1,580	$837	$4,469	$2,492
General and administrative	1,564	1,695	5,185	4,848
Total	$3,144	$2,532	$9,654	$7,340

At September 30, 2019, there was $30.9 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.70 years.
9. Australia Research and Development Tax Incentive
Our Australian subsidiary, which conducts core research and development activities on our behalf, is eligible to receive a 43.5% refundable tax incentive for qualified research and development activities during fiscal 2019 and fiscal 2018. For the three and nine months ended September 30, 2019, there were no eligible expenditures incurred in Australia, therefore no tax incentive receivable was recorded. For the three and nine months ended September 30, 2018, we recorded a less than $0.1 million and $0.1 million, respectively, reduction to research and development expenses in the consolidated statements of operations and comprehensive loss for eligible expenses. We received $0.2 million and $1.5 million in cash during the nine months ended September 30, 2019 and 2018, respectively, related to the tax incentive. As of September 30, 2019, we had no remaining tax incentive receivable from the Australian government.
10. Commitments and Contingencies
Operating Leases
We have two non-cancellable office leases with remaining lease terms of approximately 2 years, each of which are classified as operating leases. Only one of our leases has remaining renewal options, which includes three options to renew for one additional year. The exercise of lease renewal options is at our sole discretion, which we currently do not anticipate exercising and as such were not recognized as part of our ROU asset and lease liabilities. Our lease payments are fixed, and we recognize lease expense for these leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 8.59%.
Our balance sheet includes our ROU assets and lease liabilities as follows (in thousands):

Leases	Classification on the Balance Sheet	September 30, 2019
Operating ROU assets	Other long-term assets	$1,586
Operating lease liabilities	Other current liabilities	845
Operating lease liabilities	Other long-term liabilities	883

The following costs are included in our cash flow statement (in thousands):

Leases	Classification on the Cash Flow	Nine Months Ended September 30, 2019
Operating lease cost	Operating	$660
Cash paid for amounts included in the measurement of lease liabilities	Operating	698

At September 30, 2019, the future minimum annual obligations under non-cancellable operating lease commitments in excess of one year are as follows (in thousands):

Years Ending December 31,
2019	$239
2020	968
2021	677
2022	—
2023	—
Thereafter	—
Total minimum payments required	1,884
Less imputed interest	(156)
Total	$1,728

As previously disclosed in our 2018 Annual Report on Form 10-K, and under the previous lease accounting standard, future minimum annual obligations under non-cancellable operating lease commitments in excess of one year would have been as follows (in thousands):

Years Ending December 31,
2019	$937
2020	969
2021	726
2022	—
2023	—
Thereafter	—
Total minimum payments required	$2,632

11. Subsequent Event

On November 8, 2019, we announced topline data from our ATLAS trial, a Phase 2b randomized, double-blinded, placebo-controlled, multi-dose study in approximately 300 adult patients treated with etokimab in moderate-to-severe atopic dermatitis. Each of the etokimab dosing arms failed to meet the primary endpoint of the trial, which was demonstration of statistically greater improvement in the Eczema Area and Severity Index (EASI) relative placebo at week 16.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the nine months ended September 30, 2019, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2018, included in the Company’s Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements”.
Overview
We are a clinical stage biotechnology company developing first-in-class antibody product candidates focused on unmet medical needs in inflammation. We develop our product candidates to address emerging biological targets using our proprietary antibody discovery technology platform, which is based upon a breakthrough understanding of the natural process of antibody generation, known as somatic hypermutation, or SHM, and replicates this natural process of antibody generation in vitro. Our strategy is to advance the development and commercialization of our proprietary product candidates, and for certain programs, establish partnerships with leading biopharmaceutical companies where we retain certain development and commercialization rights in the United States. Our most advanced wholly-owned antibody programs, etokimab and ANB019, are designed to neutralize therapeutic targets that are genetically associated with severe inflammatory disorders in humans.
Etokimab, our anti-IL-33 antibody previously referred to as ANB020, inhibits the activity of the interleukin-33 cytokine, or IL-33, which we believe is broadly applicable to the treatment of atopic inflammatory disorders.
We completed a Phase 2a proof-of-concept trial of etokimab in 12 moderate-to-severe adult atopic dermatitis patients in late 2017 and believe the data from this trial, presented at the 2018 American Academy of Dermatology, or AAD, and 2018 European Academy of Allergy and Clinical Immunology, or EAACI, suggest that etokimab may provide meaningful differentiation in terms of patient convenience. We recently announced topline data from our ATLAS trial, a Phase 2b randomized, double-blinded, placebo-controlled, multi-dose study in approximately 300 adult patients treated with etokimab in moderate-to-severe atopic dermatitis. Each of the etokimab dosing arms failed to meet the primary endpoint of the trial, which was demonstration of statistically greater improvement in the Eczema Area and Severity Index (EASI) relative placebo at week 16. We will be receiving additional data and plan to provide a detailed update in the first quarter of 2020.
We recently completed a Phase 2a randomized, placebo-controlled, single dose study of etokimab in 25 severe adult eosinophilic asthma patients. We presented full data from this trial at the 2019 EAACI, which demonstrated that a single dose of etokimab resulted in rapid and sustained lung function improvement as measured using Forced Expiratory Volume in One Second, or FEV1, patient reported outcomes associated with asthma symptoms, as measured using the Asthma Control Questionnaire 5 and biomarker levels as measured using blood eosinophils. As a result of the topline data from our ATLAS trial, the Company has decided to postpone the initiation of its Phase 2b etokimab clinical trial in eosinophilic asthma, a multi-dose, randomized, double-blinded, placebo-controlled trial in 300-400 patients, until it has the opportunity to analyze the full data set from the ATLAS trial.
We are conducting a randomized, placebo-controlled Phase 2 trial of etokimab in approximately 100 adult patients with CRSwNP, also referred to as the ECLIPSE trial, which is a debilitating atopic disorder associated with elevated IL-33 pathway signaling. We anticipate interim top-line data from this trial to be available in the first quarter of 2020.
Our ANB019 antibody inhibits the interleukin-36 receptor, or IL-36R, and is being developed for the treatment of rare inflammatory diseases including generalized pustular psoriasis, or GPP, and palmoplantar pustulosis, or PPP. We completed a Phase 1 clinical trial in healthy volunteers, which was presented at EAACI 2018, where ANB019 was well-tolerated by all subjects, no dose-limiting toxicities were observed, and no serious adverse events were reported among any subjects in the trial. We are conducting an open-label, multi-dose, single-arm Phase 2 trial of ANB019 in up to 10 GPP patients, also referred to as the GALLOP trial, where an interim analysis, announced in September 2019, was conducted after the first two patients completed 16-weeks (Day 113) with ANB019 monotherapy. Both patients achieved the primary endpoint of disease improvement at Day 29 and Day 113 without requiring rescue therapy. Patients demonstrated rapid and sustained modified Japanese Dermatology Association (mJDA) improvement and complete clearance of skin pustules from Day 8 through Day 113. C-reactive protein, or CRP, levels decreased to nearly normal in both patients and genotypic testing of these two patients indicated that ANB019 may be broadly applicable to pustular disease patients without a requirement for genetic screening.

Enrollment is ongoing in GALLOP and we anticipate additional clinical data and a regulatory strategy update for the development of ANB019 in GPP during 2020. We are also conducting a randomized, double-blind, placebo-controlled approximately 50-patient multi-dose trial of ANB019 in PPP, also referred to as the POPLAR trial, where top-line data are anticipated in the first half of 2020.
In addition to etokimab and ANB019, our wholly-owned pipeline includes novel anti-inflammatory checkpoint receptor modulator antibodies that we believe are applicable for treatment of certain autoimmune diseases. We recently announced our third wholly-owned program ANB030, an anti-PD-1 agonist antibody program, which was developed using our proprietary antibody discovery platform. Preclinical data for ANB030 was presented at the 2019 Federation of Clinical Immunological Societies (FOCIS) Annual Meeting in June 2019. We plan to focus future clinical development of ANB030 upon certain human autoimmune diseases where PD-1 checkpoint receptor function may be under-represented. We anticipate filing an Investigational New Drug Application, or IND, for ANB030 in the fourth quarter of 2019 and initiation of a Phase 1 healthy volunteer clinical trial in 2020.
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
The following table summarizes certain key information about our wholly-owned and partnered product candidates:

Antibody Program	Therapeutic Indication	Discovery	Preclinical	Phase 1	Phase 2		Phase 3	Commercial Rights
					Development Stage & Anticipated Milestones			
Etokimab (ANB020): Anti-IL-33	Atopic Dermatitis			Phase 1 Data Presented at AAD and AAAAI 2017	Phase 2a Data Presented at AAD and EAACI 2018	ATLAS: Phase 2b Top-Line Data Announced November 2019		AnaptysBio
	Eosinophilic Asthma				Phase 2a Data Presented at EAACI 2019	Phase 2b Under Consideration		
	Chronic Rhinosinusitis With Nasal Polyps				ECLIPSE: Phase 2 Interim Top-Line Data Q1 2020			
ANB019: Anti-IL-36R	Generalized Pustular Psoriasis			Phase 1 Data Presented at EAACI 2018	GALLOP: Additional Clinical & Regulatory Update in 2020			
	Palmoplantar Pustulosis				POPLAR: Phase 2 Top-Line Data H1 2020			
ANB030: Anti-PD-1 Agonist	Inflammatory Diseases		IND Filing Q4 2019					
Dostarlimab (TSR-042): Anti-PD-1 Antagonist	Endometrial Cancer						GARNET: BLA Filing Q4 2019 RUBY: Ongoing	TESARO gsk
	Ovarian Cancer					MOONSTONE & OPAL: Ongoing	FIRST: Ongoing	
	Non-Small Cell Lung Cancer					JASPER: Ongoing		
TSR-022: Anti-TIM-3	Immuno-Oncology					AMBER: Dostarlimab Combination Trial Ongoing		
TSR-033: Anti-LAG-3	Immuno-Oncology			CITRINO: Dostarlimab Combination Trial Ongoing				
TSR-075: Anti-PD-1/ LAG-3 Bispecific	Immuno-Oncology		IND-Enabling Studies Ongoing					
CC-90006: Anti-PD-1 Agonist	Psoriasis			Ongoing				Celgene
Undisclosed	Inflammation		Ongoing

Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. From inception through September 30, 2019, we have received $86.6 million in cash in non-dilutive funding from our collaborators.

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
Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
Collaboration Revenue
We recognized $0 million and $5.0 million in collaboration revenue for the three and nine months ended September 30, 2019, respectively, related to a milestone for the initiation of a Phase 3 trial in a second indication for dostarlimab, the anti-PD-1 antagonist antibody partnered with TESARO, compared to $5.0 million collaboration revenue for both the three and nine months ended September 30, 2018 related to a milestone for the initiation of a Phase 3 trial in a first indication for dostarlimab. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Research and Development Expenses
Research and development expenses were $29.9 million during the three months ended September 30, 2019 compared to $17.9 million during the three months ended September 30, 2018 for an increase of $12.0 million, primarily due to a $3.5 million increase in outside services for preclinical and manufacturing expenses, a $6.4 million increase in clinical expenses, a $1.5 million increase in internal costs, including salaries and related expenses such as stock compensation expense, and a $0.6 million increase in professional fees.
Research and development expenses were $77.9 million during the nine months ended September 30, 2019 compared to $40.3 million during the nine months ended September 30, 2018 for an increase of $37.6 million, primarily due to a $14.8 million increase in outside services for preclinical and manufacturing expenses, a $16.1 million increase in clinical expenses, a $4.4 million increase in internal costs, including salaries and related expenses such as stock compensation expense and a $1.5 million increase in professional fees.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase/(Decrease)	2019	2018	Increase
External Costs
Etokimab	$13,934	$7,038	$6,896	$33,214	$13,857	$19,357
ANB019	4,284	4,295	(11)	14,382	10,077	4,305
Preclinical and other unallocated costs	6,574	2,904	3,670	15,649	6,123	9,526
Total External Costs	24,792	14,237	10,555	63,245	30,057	33,188
Internal Costs	5,139	3,646	1,493	14,667	10,219	4,448
Total Costs	$29,931	$17,883	$12,048	$77,912	$40,276	$37,636
We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.
General and Administrative Expenses
General and administrative expenses were $3.8 million during the three months ended September 30, 2019 compared to $4.0 million during the three months ended September 30, 2018 for a decrease of $0.2 million, primarily due to a $0.2 million decrease in personnel costs including stock compensation expense and a $0.1 million decrease in legal fees, partially offset by a $0.1 million increase in insurance expense.
General and administrative expenses were $12.3 million during the nine months ended September 30, 2019 compared to $11.8 million during the nine months ended September 30, 2018 for an increase of $0.5 million, primarily due to a $0.9 million increase in personnel costs including stock compensation expense and an increase in $0.2 million in insurance expense, partially offset by a $0.4 million decrease in legal fees and a $0.2 million decrease in professional fees.
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
Interest Expense
Interest expense was $0.2 million and $0.8 million during the three and nine months ended September 30, 2019, respectively, and represented an effective interest rate of approximately 12.90% as of September 30, 2019, on an outstanding principal balance of $2.5 million. Interest expense was $0.4 million and $1.3 million during the three and nine months ended September 30, 2018, respectively, and represented an effective interest rate of 13.08% on an outstanding principal balance of $10.0 million as of September 30, 2018.
Interest Income
Interest income was $2.8 million and $1.4 million during the three months ended September 30, 2019 and 2018, respectively, and was $8.7 million and $3.9 million during the nine months ended September 30, 2019 and 2018, respectively, which primarily related to our short-term and long-term investments, the balance of which increased as a result of the investment of proceeds from our follow-on offering of common stock in September 2018.
Other Income (Expense), Net
Other income (expense), net was income of $0.1 million during both the three and nine months ended September 30, 2019 and a loss of less than $0.1 million and $0.2 million during the three and nine months ended September 30, 2018, respectively, and primarily related to foreign exchange transactions through our Australian subsidiary and with our foreign CROs and CMOs.

Liquidity and Capital Resources
From our inception through September 30, 2019, we have received an aggregate of $723.7 million to fund our operations which included $618.0 million from the sale of equity securities, $86.6 million from our collaboration agreements and $19.1 million from venture debt. As of September 30, 2019, we had $444.4 million in cash, cash equivalents and investments.
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
In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016; principal repayments began in February 2018. As of September 30, 2019, there are 4 equal monthly principal and interest payments remaining on the Term Loans, with final maturity in January 2020. The Term Loans bear interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The interest rate was 8.51% as of September 30, 2019.
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
Cash, cash equivalents and investments totaled $444.4 million as of September 30, 2019, compared to $500.2 million as of December 31, 2018. We believe that our existing cash, cash equivalents and investments will fund our current operating plan, taking into account the adjustments to etokimab clinical development activities referenced above, at least into 2021. We expect to re-evaluate our current operating plan in light of the topline data from the ATLAS trial and to make adjustments as appropriate to manage our available cash resources. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(53,712)	$(36,216)
Investing activities	127,396	23,699
Financing activities	(4,382)	224,736
Net increase in cash, cash equivalents, and restricted cash	$69,302	$212,219

Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2019 of $53.7 million was primarily due to our net loss of $77.1 million, adjusted for addbacks for non-cash expenses of $8.1 million which includes stock-based compensation and net increases in working capital of $15.3 million. Net cash used in operating activities during the nine months ended September 30, 2018 of $36.2 million was primarily due to our net loss of $44.7 million, adjusted for non-cash expenses of $7.5 million which includes stock-based compensation and increases in working capital of $1.0 million.
Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2019 and 2018 primarily relates to the timing of our investment maturity, which was used to fund our operating expenses.
Financing Activities
The net cash (used in) provided by financing activities during the nine months ended September 30, 2019 of $4.4 million primarily related to principal payments of $5.6 million made on our Term Loans, offset by $1.2 million in proceeds from the issuance of common stock upon the exercise of stock options. The net cash provided by financing activities during the nine months ended September 30, 2018 of $224.7 million was primarily related to net proceeds of $227.5 million from our follow-on offering of common stock in September 2018 and proceeds of $2.1 million from the issuance of common stock upon the exercise of stock options, offset by principal payments of $5.0 million made on our Term Loans.
Contractual Obligations
Operating Leases
We have two non-cancellable office leases with remaining lease terms of approximately 2 years, each of which are classified as operating leases. Only one of our leases has remaining renewal options, which includes three options to renew for one additional year. The exercise of lease renewal options is at our sole discretion, which we currently do not anticipate exercising and as such were not recognized as part of our ROU asset and lease liabilities. Our lease payments are fixed, and we recognize lease expense for these leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 8.59%.
At September 30, 2019, the future minimum annual obligations under non-cancellable operating lease commitments are $0.2 million, $1.0 million, and $0.7 million, for the remainder of fiscal years ending 2019, 2020, and 2021, respectively.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2018 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of September 30, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Discovery and Development of Our Product Candidates
Our product candidates are in early stages of development and may fail in development or suffer delays that adversely affect their commercial viability. Results from our initial clinical trials may not be representative of the results we will experience in later clinical trials. If we or our collaborators are unable to complete development of or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
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
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. For example, results from our initial Phase 2a clinical trial of etokimab in moderate-to-severe atopic dermatitis patients was not representative of the results we experienced in our later Phase 2b trial. Similarly, we reported interim results of our GALLOP Phase 2 clinical trial of ANB019, which included data for two patients who had completed the Day 113 trial period. We believe this is likely to be predictive of subsequent patients in the trial, but the results we have observed to date may not be predictive of results once all 10 patients have completed the trial. If our later clinical trials are unsuccessful, our product candidates may be delayed in development or fail entirely, which would have a material adverse impact on our business.
We have elected to structure our initial Phase 2a clinical trials with etokimab as investigational studies that enroll a relatively limited number of patients and are intended to allow us to better assess patient responses and potential efficacy results before designing and commencing Phase 2b clinical trials. We believe the results we have observed in the initial Phase 2a clinical trials of etokimab in severe adult eosinophilic asthma may suggest a reasonable basis for continuing development of etokimab in this indication through a larger Phase 2b clinical trial. However, as a result of the recently announced topline data from our ATLAS trial in atopic dermatitis, we have decided to postpone the initiation of our planned Phase 2b etokimab clinical trial in eosinophilic asthma, a multi-dose, randomized, double-blinded, placebo-controlled trial in 300-400 patients, until we have the opportunity to analyze the full data set from our ATLAS trial. Our Phase 2a trials involved relatively small patient populations, for example 25 patients in our Phase 2a trial in severe adult eosinophilic asthma. The results we have observed in this smaller patient populations may not be predictive of results we will experience in later studies. Furthermore, the average results reported from our Phase 2a trials (for example, the average change in FEV1 reported in connection with our Phase 2a trial in severe adult eosinophilic asthma) are subject to significant variability due to the small number of patients enrolled, and are not expected to be, and are unlikely to be, statistically significant. In addition, we have elected to structure our initial Phase

2a clinical trials as single dose studies, which may not be representative of the efficacy and/or safety observed in subsequent multi-dose Phase 2, Phase 2b or Phase 3 clinical trials.
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
Furthermore, our rationale for conducting clinical trials of etokimab in multiple indications is that we believe etokimab’s mechanism of action, the inhibition of IL-33, has the potential be effective for treatment of a range of atopic inflammatory disorders. However, in light of the recently announced topline data from our ATLAS trial of etokimab in atopic dermatitis, it is possible that our assumptions regarding the effectiveness of etokimab’s mechanism of action may be incorrect, and that etokimab may be ineffective in certain inflammatory disorders or may be ineffective in treating inflammatory disorders generally. If this were the case, then results from our ongoing Phase 2b clinical trial of etokimab in CRSwNP, and results from any other clinical trials of etokimab that we conduct, are less likely to be positive.
If our later clinical trials of etokimab or ANB019 are unsuccessful, whether for one of the reasons mentioned above or otherwise, etokimab or ANB019 may be delayed in development or fail entirely, which would have a material adverse impact on our business.
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
We have conducted various preclinical studies of our product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. We have only completed early Phase 1 and Phase 2a clinical trials for etokimab, and subsequent patient trials with etokimab are currently ongoing. We also have only recently completed a Phase 1 clinical trial with ANB019 and subsequent patient trials with ANB019 are currently ongoing. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, or to observe results in later stage clinical trials that are unexpected based on early clinical trials. Many product candidates fail in clinical trials despite promising preclinical and early clinical results. In addition, top-line results of a clinical trial, which generally reflect preliminary reviews of primary efficacy and/or safety results, do not necessarily predict final results, and any top-line findings or assessments are subject to change pending the completion of final data review procedures. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
Some patients in our clinical trials have experienced adverse events, including serious adverse events. The most frequent treatment-emergent adverse events reported were mild dizziness or vomiting in patients subsequent to placebo dosing, and mild headache, strep throat, upper respiratory tract infection, or in one case, severe neutropenia which was acute and not persistent in patients post-etokimab administration. In addition, we reported that one patient dropped out of the GALLOP Phase 2 clinical trial for ANB019 due to diagnosis with Staphylococcal aureus bacteremia on Day 3 post-ANB019 administration, which was a serious adverse event deemed to be possibly drug-related. Subjects in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or in our Phase 1 or Phase 2a clinical trials. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which will inform our dosing strategy for future clinical trials, however such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans, and may lead to unforeseen toxicity not previously observed in preclinical testing. If preclinical studies of our product candidates fail to provide preliminary evidence of safety to the satisfaction of regulatory authorities or do not otherwise produce satisfactory results, we may incur additional costs or experience delays in initiating and/or advancing the development and commercialization of our product candidates. Further, if clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
For atopic dermatitis, our competitors include dupilumab (Dupixent, Regeneron, Sanofi), which has been approved by the FDA, crisaborole (EUCRISA, Pfizer), which has been approved by the FDA, VTP-38543 (Vitae, acquired by Allergan), JAK inhibitors such as baricitinib, PF-04965842 and upadacitinib under development by Lilly/Incyte, Pfizer and Abbvie, respectively, an IL-33 program by Regeneron (REGN3500) in a Phase 2 clinical trial for atopic dermatitis, a recently announced IL-33 related program by Lilly in a Phase 1 clinical trial indicated for autoimmune disorders, an IL-1 alpha antibody, bermekimab (XBiotech) and antibodies that bind to IL-13 such as lebrikizumab (Dermira) and tralokinumab (AstraZeneca, LEO Pharma), and antibodies that bind TSLP such as tezepelumab (AMG157, MEDI9929, Amgen/AstraZeneca).
For asthma, our competitors include omalizumab (Xolair; Roche), which has received FDA approval and functions by inhibiting the binding between free IgE and FceRI; antibodies that bind IL-5 and inhibit its interaction with the IL-5 receptor such as mepolizumab (Nucala; Glaxosmithkline) and reslizumab (Cinqair; Teva), both of which the FDA has approved for the add-on maintenance treatment in patients with severe eosinophilic asthma; antibodies such as benralizumab (FASENRA, AstraZeneca) that bind the IL-5 receptor; antibodies that bind the IL-4 receptor and inhibit its signaling through IL-4 and IL-13 cytokines such as dupilumab (Dupixent; Regeneron/Sanofi), which has been approved by the FDA for use with other asthma medicines for the maintenance treatment of moderate-to-severe asthma in patients aged 12 years and older whose asthma is not controlled with their current asthma medicines; antibodies that bind to IL-13 such as lebrikizumab (Dermira), tralokinumab (AstraZeneca, LEO Pharma) and anrukinzumab (Pfizer), which are in clinical testing; antibodies that bind the IL-4 receptor alpha chain, such as AMG 317 (Amgen) in clinical testing; ST2-binding antibodies including Roche’s RG6149 and GSK’s GSK3772847, and Regeneron’s IL-33 antibody (REGN3500) each in clinical development for asthma and chronic obstructive pulmonary disease; a recently announced IL-33 related program by AstraZeneca (MEDI3506) in a Phase 1 clinical trial indicated for chronic obstructive pulmonary disease; DP-2 antagonists including fevipiprant (Novartis) under development for asthma and GB001 (Gossamer Bio) under development for asthma; and an anti-TSLP antibody called tezepelumab (AMG 157, MEDI9929, Amgen/AstraZeneca) being developed by Amgen and AstraZeneca for asthma.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. We had $5.0 million in collaboration revenue and our net loss was $77.1 million for the nine months ended September 30, 2019 and $44.7 million for the nine months ended September 30, 2018, with $5.0 million in collaboration revenue. As of September 30, 2019, we had an accumulated deficit of $223.8 million.
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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. This is especially critical as we ramp up our hiring needs entering into later stage product development of our product candidates. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our operating results and adversely affect our ability to successfully commercialize our product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, particularly our President and Chief Executive Officer, as well as our senior scientists. We also appointed Eric Loumeau, our General Counsel, to serve as interim Chief Financial Officer in August 2019, and until we appoint a permanent chief financial officer, this transition may be disruptive and may require additional attention from our senior management. The loss of services of any of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. The competition for qualified personnel in the biotechnology field is intense and, as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. In addition, certain members of our senior management team have worked together for only a relatively short period of time, and it may be difficult to evaluate their effectiveness, on an individual or collective basis, and ability to address future challenges to our business.
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
Moreover, both TESARO and Celgene recently announced agreements to be acquired by large pharmaceutical companies. On December 3, 2018, GlaxoSmithKline plc announced an agreement to acquire TESARO, which closed on January 22, 2019, and on January 3, 2019, Bristol-Myers Squibb Co. announced an agreement to acquire Celgene Corp, which is expected to close by the end of 2019. There can be no assurance that these collaborators, following their respective acquisitions by third parties, or such third-party acquirers, will continue to develop and commercialize these product candidates consistent with and with similar timelines as done previous to the acquisitions or that they will comply with the covenants, restrictions, sub-license and other agreement provisions, which, if they don’t comply, could lead us into disputes and potentially trigger breaches of our agreements with other partners.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Report Instance Document - The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - (formatted in Inline XBRL and contained in Exhibit 101)

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

ANAPTYSBIO, INC.

Date:	November 8, 2019	By:	/s/ Hamza Suria
Hamza Suria
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ Eric Loumeau
Eric Loumeau
Interim Chief Financial Officer and General Counsel
(Principal Financial and Accounting Officer)