Form 10-K
period 2019-12-31
ANAPTYSBIO, INC
filed 2020-03-02
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates of the registrant was $1,391,103,537 as of June 30, 2019.
The number of shares of Registrant’s Common Stock outstanding was 27,265,262 as of February 27, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders, scheduled to be held on June 19, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2019. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

•
our plans to develop and commercialize antibodies, including our lead product candidates: etokimab for patients with respiratory disorders and ANB019 for patients with generalized pustular psoriasis, or GPP, and palmoplantar pustulosis, or PPP;

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

PART I
Item 1. Business
Overview
We are a clinical stage biotechnology company developing first-in-class immunology therapeutic product candidates to patients. We are focused on emerging immune control mechanisms applicable to inflammation and immuno-oncology indications. We develop our product candidates using our proprietary antibody discovery technology platform, which is based upon a breakthrough understanding of the natural process of antibody generation, known as somatic hypermutation, or SHM, and replicates this natural process of antibody generation in vitro. Our strategy is to advance the development of our proprietary product candidates, and where applicable, establish partnerships with leading biopharmaceutical companies where we retain certain development and commercialization rights. Our most advanced wholly-owned antibody programs, etokimab, ANB019, ANB030 and ANB032, are designed to modulate therapeutic targets that are genetically associated with human inflammatory disorders.
Etokimab inhibits the activity of the interleukin-33 cytokine, or IL-33, which we believe is broadly applicable to the treatment of respiratory disorders. We are conducting a randomized, placebo-controlled Phase 2 trial of etokimab in approximately 100 adult patients with CRSwNP, also referred to as the ECLIPSE trial, which is a debilitating atopic disorder associated with elevated IL-33 pathway signaling. We anticipate interim top-line data from this trial to be available in the first half of 2020. We have previously completed a Phase 2a randomized, placebo-controlled, single dose study of etokimab in 25 severe adult eosinophilic asthma patients. We presented full data from this trial at the 2019 European Academy of Allergy and Clinical Immunology (EAACI), which demonstrated that a single dose of etokimab resulted in rapid and sustained lung function improvement as measured using Forced Expiratory Volume in One Second, or FEV1, patient reported outcomes associated with asthma symptoms, as measured using the Asthma Control Questionnaire 5. As a result of our recently completed Phase 2b etokimab ATLAS trial in moderate-to-severe atopic dermatitis, the Company has decided to discontinue further clinical development in atopic dermatitis. We have also postponed initiation of a previously announced Phase 2b etokimab clinical trial in eosinophilic asthma until data is available from the aforementioned ECLIPSE trial.
Our ANB019 antibody inhibits the interleukin-36 receptor, or IL-36R, and is being developed for the treatment of rare inflammatory diseases including generalized pustular psoriasis, or GPP, and palmoplantar pustulosis, or PPP. We completed a Phase 1 clinical trial in healthy volunteers, which was presented at EAACI 2018, where ANB019 was well-tolerated by all subjects, no dose-limiting toxicities were observed, and no serious adverse events were reported among any subjects in the trial. We are conducting an open-label, multi-dose, single-arm Phase 2 trial of ANB019 in up to 10 GPP patients, also referred to as the GALLOP trial, where an interim analysis, announced in September 2019, was conducted after the first two patients completed 16-weeks (Day 113) with ANB019 monotherapy. Both patients achieved the primary endpoint of disease improvement at Day 29 and Day 113 without requiring rescue therapy. Patients demonstrated rapid and sustained modified Japanese Dermatology Association (mJDA) improvement and complete clearance of skin pustules from Day 8 through Day 113. C-reactive protein, or CRP, levels decreased to nearly normal in both patients and genotypic testing of these two patients indicated that ANB019 may be broadly applicable to pustular disease patients without a requirement for genetic screening. Enrollment is ongoing in GALLOP and we anticipate additional clinical data and a regulatory strategy update for the development of ANB019 in GPP during 2020. We are also conducting a randomized, double-blind, placebo-controlled approximately 50-patient multi-dose trial of ANB019 in PPP, also referred to as the POPLAR trial, where top-line data are anticipated in the second half of 2020.
Our third wholly-owned program ANB030, an anti-programmed cell death protein 1 (PD-1) agonist antibody program, is designed to augment PD-1 signaling through ANB030 treatment to suppress T-cell driven human inflammatory diseases. Genetic mutations in the PD-1 pathway are known to be associated with increased susceptibility to human inflammatory diseases, and hence we believe ANB030 is applicable to diseases where PD-1 checkpoint receptor function may be under-represented. Preclinical data for ANB030 was presented at the 2019 Federation of Clinical Immunological Societies (FOCIS) Annual Meeting in June 2019. We submitted an Investigational New Drug Application, or IND, for ANB030 in the fourth quarter of 2019 and anticipate initiation of a Phase 1 healthy volunteer clinical trial in the first half of 2020.
Our fourth wholly-owned program is an anti-B-and T-lymphocyte attenuator, or BTLA, modulator antibody, known as ANB032, which is broadly applicable to human inflammatory diseases associated with lymphoid and myeloid immune cell dysregulation. Mutations in the BTLA signaling pathway are associated with human inflammatory disease and we believe ANB032 silences pro-inflammatory signaling by modulating BTLA binding to herpes virus entry mediator, or HVEM. We anticipate filing an IND for ANB032 in the second half of 2020.

In addition to our wholly-owned antibody programs, multiple AnaptysBio-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. We have received to date approximately $90.0 million in cash receipts from collaborations. Our collaborations include an immuno-oncology-focused collaboration with TESARO, Inc. and TESARO Development, Ltd., or collectively TESARO, now a part of GlaxoSmithKline or “GSK”, and an inflammation-focused collaboration with Celgene Corporation, or Celgene, now part of Bristol-Myers Squibb. A Biologics License Application, or BLA, for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called dostarlimab, was recently submitted by GlaxoSmithKline, and we anticipate FDA approval in the near-term. For more information about these collaborations, see “— Collaborations”.
We endeavor to operate with capital efficiency and anticipate that our current cash and existing collaborations will provide cash runway at least into 2023. We anticipate our net cash usage in 2020 (after receipt of anticipated collaboration revenues) to be approximately $60.0 million.
Our Product Candidates
The following table summarizes certain key information about our wholly-owned and partnered product candidates:

Antibody Program	Therapeutic Indication	Discovery	Preclinical	Phase 1	Phase 2	Phase 3	Commercial Rights
		Development Stage & Anticipated Milestones					
Etokimab (ANB020): Anti-IL-33	Atopic Dermatitis			Phase 1 Data Presented at AAD and AAAAI 2017	Phase 2a Data Presented at AAD and EAACI 2018; Discontinue Development		AnaptysBio
	Eosinophilic Asthma				Phase 2a Data Presented at EAACI 2019; Phase 2b On-Hold		
	Chronic Rhinosinusitis With Nasal Polyps				ECLIPSE: Phase 2 Interim Top-Line Data H1 2020		
ANB019: Anti-IL-36R	Generalized Pustular Psoriasis			Phase 1 Data Presented at EAACI 2018	GALLOP: Additional Clinical & Regulatory Update in 2020		
	Palmoplantar Pustulosis				POPLAR: Phase 2 Top-Line Data H2 2020		
ANB030: Anti-PD-1 Agonist	Inflammatory Diseases		IND Filed	Phase 1 To Be Initiated H1 2020			
ANB032: Anti-BTLA Modulator	Inflammatory Diseases		IND Filing Anticipated H2 2020				
Dostarlimab (TSR-042): Anti-PD-1 Antagonist	Endometrial Cancer					GARNET: BLA Submitted RUBY: Ongoing	gsk
	Ovarian Cancer				MOONSTONE & OPAL: Ongoing	FIRST: Ongoing	
	Non-Small Cell Lung Cancer				JASPER: Ongoing		
TSR-022: Anti-TIM-3	Immuno-Oncology				AMBER: Dostarlimab Combination Trial Ongoing		
TSR-033: Anti-LAG-3	Immuno-Oncology				CITRINO: Dostarlimab Combination Trial Ongoing		
TSR-075: Anti-PD-1/ LAG-3 Bispecific	Immuno-Oncology		IND-Enabling Studies Ongoing				
CC-90006: Anti-PD-1 Agonist	Psoriasis			Ongoing			Bristol-Myers Squibb
Undisclosed	Inflammation		Ongoing

Our Strategy
We are a leading antibody development company with a pipeline of novel therapeutic antibodies, which is being further expanded by applying our technology platform to emerging biological targets. The key elements of our strategy include:

•
Advancing our wholly-owned lead product candidates to clinical milestones. We are working to demonstrate the safety and efficacy of our wholly-owned pipeline programs. We are currently developing four wholly-owned programs to key 2020 milestones, including our Phase 2 chronic rhinosinusitis with nasal polyps ECLIPSE trial with etokimab in the first half of 2020, additional data from our Phase 2 ANB019 trials in GPP during 2020 and PPP during the second half of 2020, initiation of a Phase 1 trial of ANB030 in the first half of 2020 and filing of an IND for ANB032 in the second half of 2020.

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

Our Wholly-Owned Product Pipeline
Our most advanced, wholly-owned pipeline programs, etokimab, ANB019, ANB030 and ANB032, are described below:
Etokimab: Anti-IL-33 Antibody
Overview
Etokimab is a potentially first-in-class antibody that inhibits the activity of IL-33 and is being developed to treat respiratory disorders. We are conducting a Phase 2 clinical trial of etokimab in patients with CRSwNP. We have completed a Phase 2a clinical trial of etokimab in severe eosinophilic asthma, and have elected to delay initiation of further clinical development in this indication until data are available from our ongoing CRSwNP trial. We have previously completed a Phase 2a trial in severe peanut allergy patients and a Phase 2a and Phase 2b clinical trial of etokimab in moderate-to-severe atopic dermatitis and have subsequently decided to discontinue further clinical development in those indications.
IL-33 Target Biology
IL-33 is a pro-inflammatory cytokine that signals through the ST2 receptor, which multiple studies suggest serves as a central mediator of various immune responses leading to Th2-type inflammatory disorders, including asthma, CRSwNP and other atopic diseases. In response to pathogens, viruses, toxins or allergens, IL-33 is rapidly released from mucosal epithelial and endothelial cells. For example, a scientific study has indicated that individuals with asthma symptoms express higher levels of IL-33 than healthy control subjects. IL-33 initiates a diverse array of cellular immune responses, including the activation of mast cells, basophils and eosinophils, leading to production of downstream cytokines, such as IL-4, IL-5 and IL-13, which are associated with atopic diseases. IL-33 also acts on T helper 2, or Th2, effector cells and Innate Lymphoid Cell Type 2, or ILC2, two types of white blood cells that initiate and orchestrate atopic responses.
Because etokimab inhibits IL-33 function and acts upstream of key cell types involved in atopy and the subsequent release of Th2 cytokines, we believe that its mechanism has advantages over that of competing therapeutic antibodies which block only a subset of IL-4, IL-5 or IL-13 cytokines.
Genetic studies support the importance of the IL-33 pathway in respiratory diseases. These studies have demonstrated that certain ST2 mutations reduce IL-33 mediated signaling and thereby protect individuals with mutated ST2 from asthma. Certain studies also demonstrate that mutation that increases IL-33 mediated signaling increases incidence of asthma. This supports the hypothesis that an anti-IL-33 antibody, such as etokimab, has the potential to benefit respiratory diseases, including asthma and CRSwNP patients.
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
Clinical Development Plan
We have completed a Phase 1 trial of etokimab in healthy volunteers in Australia under an approved Clinical Trial Notification, or CTN. Our Phase 1 trial assessed, in single ascending doses, or SAD, and multiple ascending doses, or MAD, safety, tolerability and pharmacokinetic characteristics of etokimab. The SAD cohorts of this Phase 1 trial have been completed and, subsequent to review of the clinical data generated under the SAD, the Australian regulatory authority approved the initiation of MAD cohorts, which have also been completed. In the double-blind, placebo-controlled Phase 1 trial, 96 healthy volunteer subjects were dosed with either a single subcutaneous or intravenous dose of etokimab ranging between 10 mg and 750 mg, or four multiple doses of etokimab ranging between 40 mg and 300 mg over a period of four consecutive weeks. In the SAD portion of our Phase 1 clinical trial of etokimab, 51 subjects (80%) experienced at least one treatment-emergent adverse events, or AE, however the occurrence of AEs was similar between etokimab (38 of 48; 79%) versus placebo (13 of 16, 81%) dosed individuals, and the most common AEs were upper respiratory tract infection (etokimab 48% vs. placebo 50%) and headache (etokimab 27% vs. placebo 31%). The only serious adverse event reported in the SAD portion of the trial was severe neutropenia 22 days post single dose of intravenous 750 mg etokimab in a single subject.  Neutrophil levels in this subject returned to normal by 29 days post-dose and this event was preceded by prodromal viral symptoms consistent with an on-going viral infection. In the MAD portion of the Phase 1 clinical trial of etokimab, 24 subjects (75%) experienced an AE, however there was no difference in the percentage of AEs observed amongst subjects dosed with etokimab (18 of 24, 75%) versus placebo (6 of 8, 75%), and the most common AEs were upper respiratory tract infections (etokimab 21% versus placebo 38%) and headache (etokimab 33% versus placebo 38%). No severe adverse events were reported in the MAD portion of the clinical trial.  None of these adverse events were determined to be drug-related and no dose-limiting toxicities were observed at any dose level. We concurrently evaluated the pharmacodynamics of etokimab in the SAD portion of the Phase 1 study using a whole blood ex vivo assay upon stimulation with IL-33/IL-12, where etokimab inhibition of IFN-gamma release was measured. Persistent and nearly complete inhibition was observed at 1032 hours (day 43) post-dosing for all SAD cohorts dosed with 40 mg etokimab or greater, regardless of whether such dose was through a subcutaneous or intravenous route of administration. In the 300 mg and 750 mg IV dosed cohorts of the SAD portion of the study, the pharmacodynamic assay was also performed at 2040 hours (day 85) post-dosing, and nearly complete IFN-gamma inhibition was observed through this time point.  Pharmacokinetic testing indicated that the terminal half-life of etokimab among the SAD cohorts was approximately 372 hours (15–16 days) with comparable values across all doses and regardless of intravenous or subcutaneous route of administration. Anti-drug antibodies were detected at only low titer levels, and were observed in 5 of 48 etokimab dosed subjects in the SAD cohorts and 2 of 24 etokimab dosed subjects in the MAD cohorts, and no effect was observed on pharmacokinetic parameters in any of the subjects with anti-drug antibody titers. There were no adverse events that were determined to be drug-related, and no dose-limiting toxicities were observed at any dose level. We have concurrently utilized a whole blood ex vivo assay to evaluate pharmacodynamics, and we believe the results of this assay suggest that the pharmacodynamic activity of etokimab can, at certain dose levels, extend to three months subsequent to a single administration. We disclosed detailed data from this Phase 1 trial at the AAD and AAAAI conferences in early March 2017.
We are conducting, under an IND to the FDA, a randomized, placebo-controlled Phase 2 trial of etokimab in approximately 100 adult patients with CRSwNP which is a debilitating atopic disorder associated with elevated IL-33 pathway signaling. Patients in this trial, also known as the ECLIPSE trial, will be randomized between three subcutaneous dosing cohorts, each in combination with mometasone furoate nasal spray as background therapy, as follows: (i) initial 300mg loading dose followed by 150mg monthly doses of etokimab, (ii) initial 300mg loading dose followed by 150mg doses of etokimab every eight weeks, and (iii) monthly doses of placebo. Efficacy will be assessed at week 8 and week 16 post-dosing, with an eight week monitoring period, using the bilateral endoscope Nasal Polyp Score and Sino-Nasal Outcome Test, and we anticipate interim (week 8) analysis top-line data from this trial to be available in the first half of 2020.
In June 2019, we announced positive proof-of-concept data from our Phase 2a trial of etokimab in severe adult eosinophilic asthma patients. This Phase 2a proof-of-concept trial, conducted under a CTA with the MHRA in the United Kingdom and under an IND, with the U.S. Food and Drug Administration, or FDA, enrolled 25 adult severe eosinophilic asthma patients, who were randomized between a single 300mg intravenous dose of etokimab or placebo upon enrollment (Day 1) at six sites located in the United States and the United Kingdom. Upon screening, which occurred seven to 14 days prior to enrollment, patients were required to have a blood eosinophil count of at least 300 per microliter, confirmed clinical diagnosis of severe asthma according to the Global Initiative for Asthma (GINA) 2016, pre-bronchodilator FEV1 of less than 80 percent of predicted and at least one asthma exacerbation within the past 12 months requiring use of rescue medication. Patients were required to be stably maintained on high-dose inhaled corticosteroids (ICS) and long-acting beta-2-agonists (LABA) for at least three months prior to screening and were required to continue ICS/LABA therapy during the course of this trial.  Patients were permitted to utilize rescue therapy when medically necessary, including in the management of asthma exacerbations.  Baseline clinical assessments were conducted for each patient on Day 1 prior to etokimab or placebo dose, and patients completed follow-up clinical assessments on Days 2, 8, 22, 36, 64, 85, 106 and 127. Patients in the etokimab arm rapidly improved their Forced Exhaled Volume In One Second (FEV1), which is a measure of lung function, with an eight percent FEV1 improvement over placebo at Day 2, which was sustained through Day 64 with an 11 percent increase over placebo.  Asthma Control Questionnaire 5 (ACQ-5) scores, which comprise patient-reported outcomes associated with asthma symptoms, decreased in the etokimab arm by 0.52 over placebo at Day 8 and were sustained to 0.54 over placebo at Day 64, and the etokimab arm achieved the minimal clinically important difference (MCID) of 0.5 below baseline. Blood eosinophil level reduction, which is a biomarker of etokimab’s mechanism, demonstrated 31 percent and 46 percent reductions in the etokimab arm over placebo at Days 2 and 64, respectively. Etokimab was generally well tolerated in all patients and no serious adverse events were reported.
Each of the aforementioned clinical trials are subject to regulatory review by the respective regulatory authority applicable to the jurisdiction of the trial.
We have also conducted a Phase 2a trial in severe peanut allergy patients and Phase 2a and Phase 2b trials of etokimab in moderate-to-severe adult atopic dermatitis patients, and have subsequently decided to discontinue further clinical development in those indications.
As described in the section titled “Risk Factors” and elsewhere in this report, the clinical development of drug product candidates is subject to a wide range of risks and uncertainties, any of which could cause our actual development strategy or timeframes to vary.
Etokimab Market Opportunity
A significant portion of individuals in the U.S. population experience at least one atopic disease during their lifetime, and it is well understood that most patients with one type of atopic condition tend to present with other allergic conditions. While we believe etokimab may be effective across multiple atopic diseases, we have prioritized our development efforts based on unmet medical need and potential market opportunity. We have chosen to focus our etokimab program initially on respiratory indications, including asthma and CRSwNP.
Asthma. We estimate, based on our analysis of publicly available data sources and interviews with physicians and key opinion leaders in the field, that asthma affects approximately 7.7% of the adult U.S. population, or 19.0 million individuals, of which 1.1 million individuals have severe disease that cannot be controlled by standard-of-care therapy, of which 50% are believed to be eosinophilic patients. As a chronic inflammatory disorder, severe asthma can lead to permanent structural damage to the airways and long-term reductions in lung function.  Although many mild-to-moderate asthmatics respond well to currently available treatments, which include inhaled corticosteroids, or ICS, and long-acting beta agonists, or LABA, severe asthma in patients is generally not adequately controlled by such available therapies.

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
ANB019: Anti-IL-36R Antibody
Overview
ANB019 is an antibody that inhibits the function of IL-36R, which we are initially developing as a potential first-in-class therapy for GPP and PPP patients. GPP is a life-threatening, rare systemic inflammatory disorder reported to affect approximately 3,000 patients in the United States alone, with no currently approved therapies. Studies have shown that GPP can be associated with mutations in the gene encoding the IL-36R antagonist, or IL-36RA, or can be caused by excessive IL-36 cytokine levels, that lead to abnormally high signaling through the IL-36R and thereby cause the systemic inflammatory condition, GPP.  We also plan to develop ANB019 for other IL-36R driven inflammatory conditions, including PPP, which is reported to affect approximately 150,000 patients in the United States. We plan to seek FDA Orphan Drug Designation for ANB019 for the treatment of GPP and PPP, which we believe may be differentiated from the non-rare plaque psoriasis, or psoriasis vulgaris, based upon distinctive genetic and translational features unique to GPP and/or PPP.  We are currently conducting two Phase 2 clinical trials with ANB019 in GPP and PPP.
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
Recent human studies have demonstrated that mutations in the IL-36RA can lead to the occurrence of GPP by dysregulating the IL-36R signaling pathway. However, translational studies that we conducted have also demonstrated that a significant number of GPP patients do not have mutations in the IL-36RA but are likely to have excessive levels of IL-36 cytokines leading to the same disease as patients with mutations.  These findings support our hypothesis that IL-36 signaling plays a significant role in GPP.
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
ANB019 blocks signal transduction through the human IL-36R and cynomolgus monkey IL-36R by inhibiting the interaction between the receptor and IL-36 alpha, IL-36 beta, and IL-36 gamma cytokines. The high potency and functional activity of ANB019 for human and cynomolgus monkey IL-36R was measured using standard in vitro assays to determine KD and IC50 values. ANB019 has demonstrated potent KD values of approximately of 71 pM and 209 pM for human IL-36R and cynomolgus monkey IL-36R, respectively. The antibody exhibits high specificity for IL-36R, displaying no detectable binding to related proteins. Functional potency of ANB019 is at least 100-fold greater than IL-36RA in human systems, which is measured as the IC50 of inhibition of interleukin-8, or IL-8, release from human keratinocytes.
ANB019 functional activity has been demonstrated through inhibition of IL-8 secretion from human primary keratinocytes when stimulated by IL-36 gamma of approximately 0.15 nM and 1.2 nM, respectively. Lower KD and IC50 values indicate higher potency and functional activity, respectively. Similar IC50 values were observed in those same preclinical studies when keratinocytes were stimulated with IL-36 alpha or beta.
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
We received clearance of a CTA filing to the MHRA and an IND filing with the FDA, and have initiated a 10-patient open-label, multi-dose, single-arm Phase 2 trial of ANB019 in GPP patients, also referred to as the GALLOP trial, where an interim analysis, announced in September 2019, was conducted after the first two patients completed 16-weeks (Day 113) with ANB019 monotherapy. Both patients achieved the primary endpoint of disease improvement at Day 29 and Day 113 without requiring rescue therapy. Patients demonstrated rapid and sustained modified Japanese Dermatology Association (mJDA) improvement and complete clearance of skin pustules from Day 8 through Day 113. C-reactive protein, or CRP, levels decreased to nearly normal in both patients, and genotypic testing of these two patients indicated that ANB019 may be broadly applicable to pustular disease patients without a requirement for genetic screening. Enrollment is ongoing in GALLOP, and we anticipate additional clinical data and a regulatory strategy update for the development of ANB019 in GPP during 2020. We are also conducting a randomized, double-blind, placebo-controlled approximately 50-patient multi-dose trial of ANB019 in PPP, also referred to as the POPLAR trial, where top-line data are anticipated in the second half of 2020.
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
Checkpoint Receptor Modulator Programs
We are developing anti-inflammatory checkpoint receptor antibodies to PD-1 and BTLA, each of which are genetically associated with inflammatory disease when dysregulated in humans.
ANB030 is an antibody that binds PD-1 in an agonistic manner, leading to reduced T cell activity and anti-inflammatory effects in vivo. PD-1 is a key inhibitory immune checkpoint receptor expressed by activated T cells. PD-1 activity contributes to downregulation of T cell mediated immune responses in healthy individuals. We believe insufficient PD-1 activity may be a key biological defect associated with human inflammatory diseases. According to a 2007 study, genetic mutations in the PD-1 pathway are associated with increased susceptibility to various inflammatory conditions. We hypothesize that augmenting PD-1 signaling by ANB030 treatment has the potential to broadly suppress human inflammatory diseases. ANB030 was developed using our proprietary antibody discovery platform. We believe PD-1 agonist antibodies are challenging to discover due to the unique binding properties required to augment signaling through checkpoint receptors. ANB030 has been preclinically tested for key pharmacological properties (including binding potency, functional activity, epitope specificity, in vivo efficacy and pharmacokinetics) and manufacturability attributes (including expression and stability). Through translational biology, we plan to focus the clinical development of ANB030 upon certain human autoimmune diseases where PD-1 checkpoint receptor function may be under-represented. We have submitted an IND for ANB030 in the fourth quarter of 2019 and anticipate initiating a Phase 1 trial in the first half of 2020.
ANB032 is an antibody that modulates BTLA in a manner that results in anti-inflammatory effects in vivo. BTLA is broadly expressed upon lymphoid (including T and B) cells and myeloid cells (including dendritic cells) and therefore involved in a spectrum of inflammatory responses. We believe that the binding of BTLA with LIGHT, a receptor also known as TSFSR14, results in pro-inflammatory signaling across various immune cells, and that stabilization of BTLA’s binding to HVEM, which is mediated by ANB032 treatment, leads to an anti-inflammatory effect in vivo. Genetic studies have demonstrated that dysregulated BTLA signaling, which favors pro-inflammatory activity, is associated with certain human inflammatory diseases (Lin et al. J Biomed Sci. 2006). ANB032 has demonstrated in vivo efficacy in an animal disease model and we anticipate filing an IND for this program in the second half of 2020.

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

Collaborations
TESARO
In March 2014, we entered into a collaboration and exclusive license agreement with TESARO, now a part of GlaxoSmithKline. We executed an amendment in November 2014 to add an additional dual-reactive antibody product candidate. Under the terms of the amended agreement, we granted TESARO an exclusive, royalty-bearing, sub-licensable worldwide license to research, develop, manufacture, market and sell products based on our proprietary technology for the discovery, generation and optimization of certain specified immunotherapy antibodies. We have granted TESARO exclusive rights to three monospecific antibody product candidates targeting TIM-3 (TSR-022), LAG-3 (TSR-033) and PD-1 (TSR-042) and a bispecific antibody product candidates targeting PD-1 and LAG-3. Under the amended agreement, we are responsible for performing initial discovery and development of therapeutic antibodies with the goal of generating immunotherapy antibodies for use in the treatment of cancer. TESARO is responsible for all subsequent preclinical, clinical, regulatory, manufacturing and other activities necessary to develop and commercialize antibodies selected under each of six development programs, and TESARO is obligated to use commercially reasonable efforts to research, develop and commercialize at least one product to each of the four targets. During the term, other than under the collaboration, both TESARO and we are prohibited from developing and commercializing, independently or with a third party, any agents targeting LAG-3, PD-1 or TIM- 3, as single agents or in combination with other therapies.  We have completed our responsibilities under the terms of the agreement as of December 31, 2016 to generate and develop antibodies to certain defined stages of preclinical development.
Under the terms of this agreement, TESARO made up-front, non-creditable and non-refundable cash payments aggregating $19.0 million to us during 2014. TESARO was also required to reimburse us on a quarterly basis for specified costs incurred by us in our initial discovery and development activities covered by the agreement. For each of the targets for which TESARO is granted exclusive rights, TESARO is required to make milestone payments to us of up to $18.0 million if certain research and development milestone events are achieved, up to an additional $90.0 million of milestone payments if certain U.S. and non-U.S. regulatory submissions and approvals occur in initial and subsequent indications, and up to an additional $165.0 million upon the achievement of specified levels of annual worldwide net sales. TESARO will also be required to pay us tiered royalties ranging from 4% to 8%, on a product- by-product basis, on worldwide annual net sales, and additional commercial milestone payments if specified levels of annual net sales of a product are attained.
This agreement expires when no further payments are due to us, unless earlier terminated. Either party may terminate the agreement in the event of an uncured material breach by the other party. TESARO may terminate the agreement at any time upon 90 days’ prior written notice to us.
Celgene
In December 2011, we entered into a collaboration agreement with Celgene, now a part of Bristol-Myers Squibb, or the Collaboration Agreement, to develop human therapeutic antibodies against multiple biological targets. We completed our responsibilities under the terms of the agreement to generate antibodies against various mutually agreed biological targets during fiscal 2014. On a target-by-target basis, we provided Celgene an option to obtain rights to develop and commercialize a defined number of antibodies against each target. We were successful in generating antibodies against multiple targets and Celgene has exercised its option with respect to antibodies against three targets. Celgene is currently advancing two anti-inflammatory antibodies, of which an anti-PD-1 agonist antibody, also known as CC-90006, is currently in a Phase 1 trial, while the other program is currently in preclinical development.
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
We are responsible for paying UKRI an annual fee of $55,000. Additionally, for each product developed and commercialized under the UKRI Agreement, we are obligated to pay UKRI up to an additional $175,000 upon the achievement of specified development milestone events and up to an additional $275,000 upon the achievement of specified regulatory milestone events. In addition we owe UKRI royalties at 0.25% of annual net sales for worldwide sales on a product-by-product at or below $750 million and 1% of annual net sales of products worldwide above $750 million, payable on a country-by-country basis until the expiration of the last licensed patent covering such product in such country. Under this license agreement, we have rights to 15 patents and one pending patent application worldwide.
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
Intellectual Property
Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our technology platform, product candidates, novel biological discoveries, epitopes, new therapeutic approaches and potential indications, and other inventions that are important to our business.  In total, our patent portfolio, including patents to our technology platform licensed from UKRI and patents licensed from Kyoto University, as well as patents co-owned with GlaxoSmithKline plc., consisted of approximately 42 issued patents and 158 pending patent applications as of December 31, 2019.
For our product candidates, generally we initially pursue patent protection covering compositions of matter including antibody sequences, methods of use, and methods of production.  Throughout the development of our product candidates, we seek to identify additional means of obtaining patent protection that would potentially enhance commercial success.
The patent portfolios for our internal programs and platform technology are outlined below:
Etokimab
As of December 31, 2019, we owned approximately 36 patents and patent applications in various countries directed to the antibody sequence of etokimab and its variants, methods of use and related matters. We also intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending applications would provide protection until September 2039.
ANB019
As of December 31, 2019, we owned 16 patents and patent applications in various countries directed to the antibody sequence of ANB019 and its variants, methods of use and related matters. We also intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending applications would provide protection until April 2036.
ANB030
As of December 31, 2019, we owned 2 U.S. patent applications directed to the antibody sequence of ANB030 and its variants, methods of use and related matters. We also intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending applications would provide protection until June 2040.
GSK4057190 (TSR-042)
As of December 31, 2019, we owned or co-owned 37 U.S. patents and patent applications directed to the antibody sequence of GSK4057190 (TSR-042) and its variants, methods of use and related matters. We intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending applications would provide protection until November 2037.
GSK4069889 (TSR-022)

As of December 31, 2019, we owned or co-owned 37 U.S. patents and patent applications directed to the antibody sequence of GSK4069889 (TSR-022) and its variants, methods of use and related matters. We intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending applications would provide protection until November 2037.
GSK4074386 (TSR-033)
As of December 31, 2019, we owned or co-owned 34 U.S. patents and patent applications directed to the antibody sequence of GSK4074386 (TSR-033) and its variants, methods of use and related matters. We intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending applications would provide protection until April 2038.
Platform Technology
Our platform technology is covered by U.S. and foreign issued patents and pending patent applications, emanating from our in-licensed portfolio and wholly-owned portfolio, in various jurisdictions.
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
For our anti-inflammatory checkpoint modulator antibody programs, our competitors include CC-90006 (Celgene/BMS) which is an anti-PD-1 agonist antibody developed under our partnership with Celgene, a BTLA modulator antibody called LY3361237 being developed by Eli Lilly and a PD-1 agonist antibody also being developed by Eli Lilly.
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

•
the institution or organization at which the trial will be conducted, referred to as the “Approving Authority” gives the final approval for the conduct of the trial at the site, having due regard to the advice from the HREC; and

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
Employees
As of December 31, 2019, we had 89 full-time employees. Of these employees, 71 were primarily engaged in research and development activities and 24 have an M.D. or a Ph.D. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.
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
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. For example, results from our initial Phase 2a clinical trial of etokimab in moderate-to-severe atopic dermatitis patients was not representative of the results we experienced in our later Phase 2b trial. Similarly, we reported interim results of our GALLOP Phase 2 clinical trial of ANB019, which included data for two patients who had completed the Day 113 trial period. While we believe these results are likely to be representative of subsequent patients in the trial, the results we have observed to date may not be predictive of results once all 10 patients have completed the trial. If our later clinical trials are unsuccessful, our product candidates may be delayed in development or fail entirely, which would have a material adverse impact on our business.

We have elected to structure our initial Phase 2a clinical trials with etokimab as investigational studies that enroll a relatively limited number of patients and are intended to allow us to better assess patient responses and potential efficacy results before designing and commencing Phase 2b clinical trials. We believe the results we have observed in the initial Phase 2a clinical trials of etokimab in severe adult eosinophilic asthma may suggest a reasonable basis for continuing development of etokimab in this indication through a larger Phase 2b clinical trial. However, as a result of the recently announced topline data from our ATLAS trial in atopic dermatitis, we have decided to postpone the initiation of our planned Phase 2b etokimab clinical trial in eosinophilic asthma, a multi-dose, randomized, double-blinded, placebo-controlled trial in 300-400 patients, until we have the opportunity to analyze the results from our currently ongoing Phase 2 trial of etokimab in CRSwNP. Our Phase 2a trials involved relatively small patient populations, for example 25 patients in our Phase 2a trial in severe adult eosinophilic asthma. The results we have observed in this smaller patient populations may not be predictive of results we will experience in later studies. Furthermore, the average results reported from our Phase 2a trial in severe eosinophilic asthma (for example, the average change in FEV1 reported) were subject to significant variability due to the small number of patients enrolled, and as expected were not statistically significant. In addition, we elected to structure our initial Phase 2a clinical trial in eosinophilic asthma as a single dose study, which may not be representative of the efficacy and/or safety observed in subsequent multi-dose Phase 2, Phase 2b or Phase 3 clinical trials.
In addition, later studies may also include different design elements that could contribute to us experiencing different results than we have observed in our Phase 2a trials. One such design element may be differences in efficacy endpoints between Phase 2a trials and subsequent Phase 2, Phase 2b or Phase 3 clinical trials. For instance, while our single dose Phase 2a clinical trial of etokimab in eosinophilic asthma demonstrated efficacy in terms of FEV1 improvement versus placebo, we did not structure that trial to assess efficacy in terms of exacerbation reduction, which is the endpoint historically used by the FDA for drug approval in asthma, and hence our future Phase 2, Phase 2b or Phase 3 trials in asthma may not demonstrate efficacy in exacerbation reduction leading to potential delays or failure to obtain approval of etokimab in asthma. In addition, the initial results we have report from our Phase 2a clinical trials have included interim analyses and top-line results at early timepoints, which may not accurately predict the final results of these clinical trials or the results of future clinical trials. For instance, our single dose Phase 2a trial of etokimab in atopic dermatitis demonstrated certain levels of EASI-50 response upon interim analysis at Day 29, but this EASI-50 response level was not maintained at the end of this clinical trial at Day 140. In another example, interim analysis data from our Phase 2a study of severe adult eosinophilic asthma demonstrated FEV1 improvement over placebo at Day 64, but this FEV1 improvement was not maintained at the same levels through study completion at the Day 127 timepoint.
Furthermore, our rationale for conducting clinical trials of etokimab in multiple indications is that we believe etokimab’s mechanism of action, the inhibition of IL-33, has the potential be effective for treatment of a range of atopic inflammatory disorders. However, in light of the recently announced topline data from our ATLAS trial of etokimab in atopic dermatitis, it is possible that our assumptions regarding the effectiveness of etokimab’s mechanism of action may be incorrect, and that etokimab may be ineffective in certain inflammatory disorders or may be ineffective in treating inflammatory disorders generally. If this were the case, then results from our ongoing Phase 2 clinical trial of etokimab in CRSwNP, and results from any other clinical trials of etokimab that we conduct, are less likely to be positive.
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
Even if we or our collaborators initiate and complete clinical trials for our product candidates, these product candidates will not be permitted to be marketed in the United States until approval of a Biologics License Application, or BLA, from the FDA, is received, and will not be permitted to be marketed in other countries without marketing approval from foreign regulatory authorities. Obtaining approval of a BLA or other marketing approvals is often a lengthy, expensive and uncertain process over which the FDA and foreign regulatory authorities have substantial discretion. Other than submitting and receiving acceptance for initiation of our previous and current clinical trials in Australia, the United States and United Kingdom, we have not yet discussed with the FDA or foreign regulatory authorities the development plans for any of our product candidates or the designs of any of our later-stage clinical studies. We thus may not have the full benefit of the FDA’s or foreign regulatory authorities’ current thinking on trial designs or product development for our target indications. For example, we believe a small pivotal trial, potentially with less than 100 patients, may be sufficient to demonstrate substantial evidence of efficacy of ANB019 in generalized pustular psoriasis, or GPP, patients. However, we have not yet discussed clinical trial design for this indication with the FDA, and the FDA may disagree with our proposed trial design, including the number of patients necessary to demonstrate efficacy and/or may require us to conduct more than one pivotal study in order to obtain approval of a BLA.

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

•	non-clinical or clinical sites in Asia becoming unavailable due to political, economic or public health events, such as the recent coronavirus outbreak

•	clinical sites electing to terminate their participation in one of our clinical trials;

•	inability or unwillingness of patients or medical investigators to follow clinical trial protocols;

•	required clinical trial administrative actions;

•	slower than anticipated patient enrollment;

•	changing standards of care;

•	safety concerns;

•	availability or prevalence of use of a comparative drug or required prior therapy; or

•	clinical outcomes or financial constraints.
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
We have recently commenced clinical development of etokimab, ANB019 and ANB030, and have no other history of conducting clinical trials or commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
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
For our anti-inflammatory checkpoint modulator antibody programs, our competitors include CC-90006 (Celgene/BMS) which is an anti-PD-1 agonist antibody developed under our partnership with Celgene, a BTLA modulator antibody called LY3361237 being developed by Eli Lilly and a PD-1 agonist antibody also being developed by Eli Lilly.
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
In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we or our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Moreover, we source certain of the raw materials needed for our product candidates from China. Although we have not experienced any supply interruptions to date, it is possible that the recent coronavirus outbreak could cause such interruptions in the future. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. For the year ended December 31, 2019, our collaboration revenue was $8.0 million and our net loss was $97.3 million. As of December 31, 2019, we had an accumulated deficit of $244.0 million.
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
As a research and development company, our operations have consumed substantial amounts of cash since our inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue our discovery and preclinical development to identify new clinical candidates, and we and our collaborators conduct clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we incur additional costs associated with operating as a public company. We believe that our existing cash, cash equivalents and investments will fund our current operating plan at least into 2023. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we continue to move our product candidates through preclinical studies, submit INDs or foreign equivalents and conduct clinical development, we may have adverse results requiring us to find new product candidates, or our collaborators may not elect to pursue the development and commercialization of any of our product candidates that are subject to their respective agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through product collaborations to continue development of our product candidates.

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
We expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development and growing our capability to conduct clinical trials. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Our operations, or the third parties upon whom we depend, are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist activity, health epidemics or pandemics and other events beyond our control, which could harm our business.
Our facilities are located in San Diego, California, which is a seismically active region, and has also historically been subject to wildfires and electrical blackouts as a result of a shortage of available electrical power. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity, health epidemics or pandemics such as the recent coronavirus outbreak or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. We maintain multiple copies of each of our antibody sequences and electronic data records, most of which we maintain at our headquarters. If our facility was impacted by a seismic or wildfire event, we could lose some of our antibody sequences, which would have an adverse effect on our ability to perform our obligations under our collaborations and discover new targets.
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
Moreover, both TESARO and Celgene recently were acquired by large pharmaceutical companies. GlaxoSmithKline plc completed the acquisition of TESARO on January 22, 2019 and Bristol-Myers Squibb Co. completed the acquisition of Celgene Corp on November 20, 2019. There can be no assurance that these collaborators, following their respective acquisitions by third parties, or such third-party acquirers, will continue to develop and commercialize these product candidates consistent with and with similar timelines as done previous to the acquisitions or that they will comply with the covenants, restrictions, sub-license and other agreement provisions, which, if they don’t comply, could lead us into disputes and potentially trigger breaches of our agreements with other partners.
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
We may not succeed in establishing and maintaining additional development and commercialization collaborations, which could adversely affect our ability to develop and commercialize product candidates.
In addition to our current licensing arrangements with TESARO and Celgene, a part of our strategy is to enter into additional strategic product development and commercialization collaborations in the future, including collaborations to broaden and accelerate clinical development and potential commercialization of our product candidates. We may face significant competition in seeking appropriate development partners, and the negotiation process is time-consuming and complex. Moreover, we may not succeed in our efforts to establish collaborations or other alternative arrangements for any of our other existing or future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy or to be commercially viable. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into new collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.
Moreover, if we fail to establish and maintain additional collaborations related to our product candidates:

•	the development of certain of our current or future product candidates may be terminated or delayed;

•	our cash expenditures related to development of certain of our current or future product candidates would increase significantly and we may need to seek additional financing;

•	we may be required to hire additional employees or otherwise develop expertise, such as sales and marketing expertise, for which we have not budgeted; and

•	we will bear all of the risk related to the development and commercialization of any such product candidates.
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
Moreover, future and recent past changes in the patent laws in the U.S. and abroad could impact or could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our collaborators’ issued patents, which could have an impact on our business and financial conditions. For example, over the past decade, the Supreme Court and the U.S. Court of Appeals for the Federal Circuit have rendered decisions in several patent cases such as Association for Molecular Pathology v. Myriad Genetics, Inc. (Myriad I), BRCA1- & BRCA2-Based Hereditary Cancer Test Patent Litig., (Myriad II), Mayo Collaborative Services v. Prometheus Laboratories, Inc., and Alice Corporation Pty. Ltd. v. CLS Bank International, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ or collaborators’ ability to obtain patents in the future, these type of changes in the patent laws have created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors’ or collaborators’ ability to obtain new patents or to enforce existing patents and patents that we and our licensors or collaborators may obtain in the future.
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
Third parties may initiate legal proceedings against us or our licensors or collaborators alleging that we or our licensors or collaborators infringe their intellectual property rights, or we or our licensors or collaborators may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, including in oppositions, interferences, reexaminations, post-grant reviews, inter partes reviews or derivation proceedings in the United States or other jurisdictions. These proceedings can be expensive and time-consuming, and many of our or our licensors’ or collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaborators.
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

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rates. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Additionally, the Tax Reform Act will no longer allow deductions for compensation in excess of $1 million for certain employees, even if paid as commissions or performance-based compensation. We may be subject to these limitations as provided for under Section 162(m) of the Internal Revenue Code in the future. The Tax Reform Act also limits the amount taxpayers are able to deduct for federal NOL carryforwards generated in taxable years beginning after December 31, 2017 to 80% of the taxpayer’s taxable income. The law also generally repeals all carrybacks. However, any NOLs generated in taxable years after December 31, 2017 can be carried forward indefinitely. Losses arising in taxable years beginning before December 31, 2017 may still be carried back two years and are subject to their current expiration period. As of December 31, 2019, we have federal NOLs of approximately $239.4 million, which expire beginning December 31, 2028 through December 31, 2037, if not used to reduce income taxes payable in the future. The federal net operating loss carryover includes $95.5 million of net operating losses generated in 2019. Federal net operating losses generated in 2019 carryover indefinitely and may generally be used to offset up to 80% of future taxable income in the year it is utilized.

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
Our common stock has been listed on the Nasdaq Global Select market under the symbol “ANAB” since January 26, 2017. As of February 27, 2020, we had approximately 14 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.
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
The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from January 26, 2017 (the first date that shares of our common stock were publicly traded) through December 31, 2019. The comparison assumes $100 was invested in our common stock and in each of the aforementioned indices after the market closed on December 31, 2019, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN*
Among AnaptysBio, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index
$800
$700
$600
$500
$400
$300
$200
$100
$0
1/25/17
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
AnaptysBio, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 1/25/17 in stock or 12/31/16 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Issuer Purchases of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Selected Consolidated Financial Data
The selected financial data set forth below for the years ended December 31, 2019, 2018, and 2017 and as of December 31, 2019 and 2018 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 2016 and 2015 and as of December 31, 2017, 2016 and 2015 are derived from our audited financial statements not included in this report.
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

	Year Ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Collaboration revenue	$8,000	$5,000	$10,000	$16,684	$17,571
Loss from operations	(107,432)	(66,722)	(28,781)	(3,025)	(3,322)
Net loss	(97,336)	(61,656)	(30,070)	(4,259)	(5,405)
Net loss attributed to common stockholders	(97,336)	(61,656)	(30,070)	(4,259)	(5,405)
Net loss per common share: Basic and diluted	(3.60)	(2.50)	(1.52)	(1.62)	(2.12)

(in thousands)	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Total assets	$435,197	$508,997	$329,364	$62,180	$56,280
Notes payable, net of current portion	—	625	7,553	13,809	4,903
Deferred rent	—	171	140	154	115
Preferred stock warrant liabilities	—	—	—	3,241	1,549
Commitments and contingencies
Series B convertible preferred stock	—	—	—	28,220	28,220
Series C convertible preferred stock	—	—	—	6,452	6,452
Series C-1 convertible preferred stock	—	—	—	2,156	2,156
Series D convertible preferred stock	—	—	—	40,688	40,688
Stockholders’ equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	27	27	24	3	3
Additional paid in capital	648,669	633,251	393,017	16,672	15,482
Accumulated other comprehensive income (loss)	338	(223)	(426)	—	—
Accumulated deficit	(244,026)	(146,690)	(85,034)	(54,923)	(50,664)
Total liabilities, convertible preferred stock and stockholders’ equity	$435,197	$508,997	$329,364	$62,180	$56,280

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
Overview
We are a clinical stage biotechnology company developing first-in-class immunology therapeutic product candidates to patients. We are focused on emerging immune control mechanisms applicable to inflammation and immuno-oncology indications. We develop our product candidates using our proprietary antibody discovery technology platform, which is based upon a breakthrough understanding of the natural process of antibody generation, known as somatic hypermutation, or SHM, and replicates this natural process of antibody generation in vitro. Our strategy is to advance the development of our proprietary product candidates, and where applicable, establish partnerships with leading biopharmaceutical companies where we retain certain development and commercialization rights. Our most advanced wholly-owned antibody programs, etokimab, ANB019, ANB030 and ANB032, are designed to modulate therapeutic targets that are genetically associated with human inflammatory disorders.
Etokimab, our anti-IL-33 antibody previously referred to as ANB020, inhibits the activity of the interleukin-33 cytokine, or IL-33, which we believe is broadly applicable to the treatment of respiratory disorders. We are conducting a randomized, placebo-controlled Phase 2 trial of etokimab in approximately 100 adult patients with CRSwNP, also referred to as the ECLIPSE trial, which is a debilitating atopic disorder associated with elevated IL-33 pathway signaling. We anticipate interim top-line data from this trial to be available in the first half of 2020. We have previously completed a Phase 2a randomized, placebo-controlled, single dose study of etokimab in 25 severe adult eosinophilic asthma patients. We presented full data from this trial at the 2019 European Academy of Allergy and Clinical Immunology (EAACI), which demonstrated that a single dose of etokimab resulted in rapid and sustained lung function improvement as measured using Forced Expiratory Volume in One Second, or FEV1, patient reported outcomes associated with asthma symptoms, as measured using the Asthma Control Questionnaire 5. As a result of the topline data from our recently completed Phase 2b etokimab ATLAS trial in moderate-to-severe atopic dermatitis, the Company has decided to discontinue further clinical development in atopic dermatitis. We have also postponed initiation of a previously announced Phase 2b etokimab clinical trial in eosinophilic asthma until data is available from the aforementioned ECLIPSE trial.
Our ANB019 antibody inhibits the interleukin-36 receptor, or IL-36R, and is being developed for the treatment of rare inflammatory diseases including generalized pustular psoriasis, or GPP, and palmoplantar pustulosis, or PPP. We completed a Phase 1 clinical trial in healthy volunteers, which was presented at EAACI 2018, where ANB019 was well-tolerated by all subjects, no dose-limiting toxicities were observed, and no serious adverse events were reported among any subjects in the trial. We are conducting an open-label, multi-dose, single-arm Phase 2 trial of ANB019 in up to 10 GPP patients, also referred to as the GALLOP trial, where an interim analysis, announced in September 2019, was conducted after the first two patients completed 16-weeks (Day 113) with ANB019 monotherapy. Both patients achieved the primary endpoint of disease improvement at Day 29 and Day 113 without requiring rescue therapy. Patients demonstrated rapid and sustained modified Japanese Dermatology Association (mJDA) improvement and complete clearance of skin pustules from Day 8 through Day 113. C-reactive protein, or CRP, levels decreased to nearly normal in both patients and genotypic testing of these two patients indicated that ANB019 may be broadly applicable to pustular disease patients without a requirement for genetic screening. Enrollment is ongoing in GALLOP and we anticipate additional clinical data and a regulatory strategy update for the development of ANB019 in GPP during 2020. We are also conducting a randomized, double-blind, placebo-controlled approximately 50-patient multi-dose trial of ANB019 in PPP, also referred to as the POPLAR trial, where top-line data are anticipated in the second half of 2020.
Our third wholly-owned program ANB030, an anti-PD-1 agonist antibody program, is designed to augment PD-1 signaling through ANB030 treatment to suppress T-cell driven human inflammatory diseases. Genetic mutations in the PD-1 pathway are known to be associated with increased susceptibility to human inflammatory diseases, and hence we believe ANB030 is applicable to diseases where PD-1 checkpoint receptor function may be under-represented. Preclinical data for ANB030 was presented at the 2019 Federation of Clinical Immunological Societies (FOCIS) Annual Meeting in June 2019. We

have submitted an Investigational New Drug Application, or IND, for ANB030 in the fourth quarter of 2019 and anticipate initiation of a Phase 1 healthy volunteer clinical trial in the first half of 2020.
Our fourth wholly-owned program is an anti-BTLA modulator antibody, known as ANB032, which is broadly applicable to human inflammatory diseases associated with lymphoid and myeloid immune cell dysregulation. Mutations in the BTLA signaling pathway are associated with human inflammatory disease and we believe ANB032 silences pro-inflammatory signaling by modulating BTLA binding to HVEM. We anticipate filing an IND for ANB032 in the second half of 2020.
In addition to our wholly-owned antibody programs, multiple AnaptysBio-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. We have received to date approximately $90.0 million in cash receipts from collaborations. Our collaborations include an immuno-oncology-focused collaboration with TESARO, Inc. and TESARO Development, Ltd., or collectively TESARO, now a part of GlaxoSmithKline or “GSK”, and an inflammation-focused collaboration with Celgene Corporation, or Celgene, now part of Bristol-Myers Squibb. A BLA for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called dostarlimab, was recently submitted by GlaxoSmithKline, and we anticipate US approval in the near-term. For more information about these collaborations, see “- Collaboration Revenue” below.
As of December 31, 2019, we had an accumulated deficit of $244.0 million, primarily as a result of losses incurred since our inception in 2005. We expect to continue to incur net operating losses for at least the next several years as we advance our products through clinical development, seek regulatory approval, prepare for and, if approved, proceed to, commercialization, expand our operations and facilities and grow in new and existing markets, territories and industries.
For our discussion related to the results of our operations and liquidity and capital resources for fiscal year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Financial Overview
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. From inception through December 31, 2019, we have received $89.6 million in cash in non-dilutive funding from our collaborators.
Collaboration and Exclusive License Agreement with TESARO
In March 2014, we entered into an exclusive worldwide license and collaboration agreement with TESARO, now a part of GlaxoSmithKline, for the development and commercialization of therapeutic monospecific and bispecific antibodies that antagonize PD-1, TIM-3, LAG-3 and/or a fourth undisclosed checkpoint receptor. We received $17.0 million in upfront fees from TESARO in March 2014, and in November 2014, we amended the agreement with TESARO to include the development and commercialization of bispecific antibodies to another undisclosed target, for an additional upfront fee of $2.0 million. Both upfront fees were recognized over the same period that our research and development services for which we were reimbursed were performed, which was extended through December 31, 2016 by amendment of the agreement in February 2016. From inception of the agreement through December 31, 2019, we have recognized $67.3 million in total revenue from TESARO.
For each of the four targets under the TESARO agreement, we are eligible to receive up to $273.0 million in milestone payments, which are comprised of $18.0 million for preclinical and clinical development milestone payments, $90.0 million upon certain regulatory events and $165.0 million upon worldwide commercial sales thresholds. In addition, TESARO is obligated to pay us tiered royalties, ranging from 4% to 8%, on annualized net sales of each antibody commercialized from the collaboration.
Milestones achieved through December 31, 2019 under the TESARO Agreement are as follows:

	Anti-PD-1 (TSR042/Dostarlimab)		Anti-TIM-3 (TSR022)		Anti-LAG-3 (TSR033)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15	$1.0M	Q3'16
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16	$4.0M	Q2'17
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17	$3.0M	Q4'19
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	—	—	—	—
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	—	—	—	—
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
Antibody Generation Agreement with Celgene Corporation
In December 2011, we entered into a license and collaboration agreement with Celgene, now a part of Bristol-Myers Squibb, to develop therapeutic antibodies against multiple targets. We granted Celgene the option to obtain worldwide commercial rights to antibodies generated against each of the targets under the agreement, which option was triggered on a target-by-target basis by our delivery of antibodies meeting certain pre-specified parameters pertaining to each target under the agreement.
The agreement provided for an upfront payment of $6.0 million from Celgene, which we received in 2011, milestone payments of up to $53.0 million per target, low single-digit royalties on net sales of antibodies against each target, and reimbursement of specified research and development costs. From inception of the agreement through December 31, 2019, we have recognized $10.0 million in total revenue from Celgene.

Anti-PD-1 (CC-90006)
Milestone Event	Amount	Quarter Recognized
Completion of first in vivo toxicology studies using GLPs	$0.5M	Q2'16
Phase 1 clinical trial initiation	$1.0M	Q4'16
Milestones were recognized as revenue in the period earned. There was no revenue recognized under this agreement during the years ended December 31, 2019 or 2018.
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
At December 31, 2019, we had federal and state net operating loss carryforwards, or NOLs, of $239.4 million and $64.1 million, respectively. The federal and state NOLs generated prior to 2018 will both begin to expire in 2028, unless previously utilized. The federal NOLs include $179.4 million of net operating losses generated in 2018 and after. Federal net operating losses generated in 2018 and after carryover indefinitely and may generally be used to offset up to 80% of future taxable income. At December 31, 2019 we had federal and California research tax credit carryforwards of approximately $11.1 million and $7.6 million, respectively. The federal research tax credit carryforwards will begin to expire in 2026 and the California state credits carryforward indefinitely. We also have foreign tax losses of $3.0 million, which will carry forward indefinitely, subject to a continuity of ownership test.
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
Research and Development Expenses
As part of the process of preparing our financial statements, we are required to estimate research and development costs incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel and service providers to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.
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
Recently Issued Accounting Pronouncements
For further information on recently issued accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Results of Operations
Collaboration Revenue
Collaboration revenue was $8.0 million compared to $5.0 million for the years ended December 31, 2019 and 2018, respectively. A comparison of revenue by collaborator is as follows:

	Year Ended December 31,		Increase
(in thousands)	2019	2018	(Decrease)
TESARO-milestones	$8,000	$5,000	$3,000
Total collaboration revenue	$8,000	$5,000	$3,000

Collaboration revenue during the year ended December 31, 2019 increased $3.0 million compared to the year ended December 31, 2018 primarily due to the timing of milestones achieved.
We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Research and Development Expenses
Research and development expenses were $99.3 million during the year ended December 31, 2019 compared to $56.2 million during the year ended December 31, 2018, for an increase of approximately $43.1 million. The increase is primarily attributable to a $20.9 million increase in clinical expenses, a $16.0 million increase in outside services for preclinical and manufacturing expenses, a $5.4 million increase in salaries and related expenses, including stock compensation expense, and a $0.8 million increase in other research and development expenses.
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

	Year Ended December 31,		Increase
(in thousands)	2019	2018
External Costs
Etokimab	$41,872	$20,935	$20,937
ANB019	18,570	12,738	5,832
ANB030	9,261	3,137	6,124
Preclinical and other unallocated costs	10,780	5,920	4,860
Total External Costs	$80,483	$42,730	$37,753
Internal Costs	18,855	13,466	5,389
Total Costs	$99,338	$56,196	$43,142

General and Administrative Expenses
General and administrative expenses were $16.1 million during the year ended December 31, 2019 compared to $15.5 million during the year ended December 31, 2018, for an increase of approximately $0.6 million. The increase is primarily due to an increase in salaries and related expenses, which includes stock compensation expense, from the prior year.
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
Interest Expense
Interest expense was $1.0 million during the year ended December 31, 2019 and represents effective interest of approximately 12.67% on our outstanding Term Loans, as defined in Part II Item 8—5. Notes Payable, which have a principal balance of $0.6 million as of December 31, 2019. Interest expense was $1.7 million during the year ended December 31, 2018 and primarily represents effective interest of approximately 13.32% on an outstanding principal balance of $8.1 million. On January 1, 2020, the Term Loans were paid in full, without penalty or premium.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net was $11.0 million during the year ended December 31, 2019 and primarily consisted of interest income from our short-term and long-term investments. Interest income and other income (expense), net was $6.5 million during the year ended December 31, 2018 and primarily consisted of interest income of approximately $6.7 million from our short-term and long-term investments and foreign exchange losses of approximately $0.2 million related to our Australian subsidiary.
Provision for Income Taxes
The income tax benefit was $0.2 million and $0.2 million during the year ended December 31, 2019 and 2018, respectively. The income tax benefit for the year ended December 31, 2019 is primarily related to the allocation of tax benefit to continuing operations offsetting income tax expense recorded in other comprehensive income that is related to unrealized gains. The income tax benefit for the year ended December 31, 2018 is primarily related to a credit for alternative minimum taxes, or AMT, which is eligible for refund under the Tax Cuts and Jobs Act.
Liquidity and Capital Resources
From our inception through December 31, 2019, we have received an aggregate of $728.5 million to fund our operations which included $619.8 million from the sale of equity securities, $89.6 million from our collaboration agreements and $19.1 million from venture debt. As of December 31, 2019, we had $428.5 million in cash, cash equivalents and investments.
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
As of December 31, 2019, the future principal maturities of the Term Loans, as defined in Part II Item 8—5. Notes Payable, were $0.6 million. The effective interest rate on the Term Loans at December 31, 2019 was 12.67%. On January 1, 2020, the Term Loans were paid in full, without penalty or premium.
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
Cash, cash equivalents and investments totaled $428.5 million as of December 31, 2019, compared to $500.2 million as of December 31, 2018. We believe that our existing cash, cash equivalents and investments will fund our current operating plan at least into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash (used in) provided by:
Operating activities	$(69,517)	$(48,506)	$(19,438)
Investing activities	131,431	(142,451)	(243,058)
Financing activities	(4,493)	223,364	292,453
Net increase in cash, cash equivalents and restricted cash	$57,421	$32,407	$29,957
Operating Activities
Net cash used in operating activities during the year ended December 31, 2019 of $69.5 million was primarily due to our net loss of $97.3 million, adjusted for addbacks for non-cash items of $11.0 million which includes stock-based compensation and income from marketable securities and increases in working capital of $16.9 million.
Net cash used in operating activities during the year ended December 31, 2018 of $48.5 million was primarily due to our net loss of $61.7 million, adjusted for addbacks for non-cash items of $9.7 million which includes stock-based compensation and income from marketable securities and increases in working capital of $3.3 million.
Investing Activities
Cash provided by and used in investing activities during the year ended December 31, 2019 and 2018 was primarily due to the acquisition of investments upon receipt of the proceeds from our IPO and follow-on public offerings, offset by investment maturities.
Financing Activities
Cash used in financing activities during the year ended December 31, 2019 of $4.5 million was primarily related to $7.5 million in repayments on our outstanding Term Loan, offset by proceeds of $3.0 million from the issuance of common stock as a result of option exercises.

Cash provided by financing activities during the year ended December 31, 2018 of $223.4 million was primarily related to proceeds of $227.5 million from our follow-on public offering, net of underwriting discounts and commissions, as well as proceeds of $2.9 million from the issuance of common stock as a result of option and warrant exercises, offset by $6.9 million in repayments on our outstanding Term Loan.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2019:

		Payments Due by Period
(in thousands)	Total(1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Notes payable, including interest and final payment fee	$1,380	$1,380	$—	$—	$—
Operating lease obligation(2)	1,645	969	676	—	—
Total	$3,025	$2,349	$676	$—	$—

(1)
Future minimum annual obligations for license payments under all collaborative in-license agreements at December 31, 2019 were $0.2 million in fiscal 2020 and in the years thereafter. These obligations are excluded from the table above as the annual minimum payments are payable through ten years from the first commercial sale, if any, or expiration of the last patent to expire, the dates of which are not determinable at this time.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As of December 31, 2019, we held $257.5 million in debt securities with for which the accumulated other comprehensive income was $0.3 million. As such, we believe that should a 10.0% change in interest rates were to have occurred on December 31, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
We are also subject to interest expense fluctuations through our Term Loans, as discussed in Part II Item 8—5. Notes Payable, which as of December 31, 2019 bear interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3% and are therefore exposed to changes in interest rates through their maturity date of January 2020. The rate was 8.28% as of December 31, 2019 on a remaining balance of $0.6 million. If interest rates had been 10% higher/lower and all other variables were held constant, operating income would decrease/increase by less than $0.1 million. Therefore we do not believe that our financial condition or results of operations would be materially impacted by an immediate change of 10% in interest rates.
Foreign Currency Exchange Risk
In March 2015, we formed a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange risk. The functional currency of our subsidiary in Australia is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at monthly foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and were less than $0.1 million during the year ended December 31, 2019. We believe that our foreign currency exposure is limited at this time as the value of transactions and the asset and liability balances denominated in foreign currencies are relatively small. Further, we do not believe that our financial condition or results of operations would be materially impacted by an immediate change of 10% in exchange rate of the foreign currencies in which we have transactions denominated, as exchange rates have fluctuated over 10% throughout the year ended December 31, 2019 from a low of 0.6701 to a high of 0.7269 with a net impact of less than $0.1 million to the consolidated statement of operations.
We conduct a portion of our business with CROs in currencies other than our U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the euro, British pound, Australian dollar, and Canadian dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income. We do not hedge our foreign currency exchange rate risk, however, we may do so in the future. As of December 31, 2019, we had no accounts payable or receivable denominated in foreign currencies, and a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Inflation Risk
Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019, 2018 or 2017.

Item 8. Consolidated Financial Statements and Supplementary Data
ANAPTYSBIO, INC.
ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AnaptysBio, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AnaptysBio, Inc. and subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Research and Development Costs
As discussed in Note 2 to the consolidated financial statements, the Company has entered into various contracts with third parties to perform research and development, including clinical manufacturing. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company makes estimates of the costs incurred by third parties during the period and the outstanding obligations to those third parties as of period end. Estimates of costs incurred during the period that are included in period-end prepaid or accrued expense balances are based on a number of factors, including the Company’s knowledge of the research and development programs and clinical manufacturing activities associated with project status and milestones, invoicing to date, and the provisions in the contract. Significant judgments and estimates are made by the Company in determining the costs incurred during the period that are included in prepaid or accrued expense balances at the end of each reporting period.

We identified the evaluation of research and development costs as a critical audit matter. These estimates are based on a number of factors that can be challenging to assess, including the Company’s knowledge of the status of research and development programs and associated completion status, project milestones achieved, raw materials used in manufacturing, and, for larger clinical trials, per patient costs, patient enrollment status, project costs, and site costs. Significant auditor judgment, subjectivity, and effort were required to evaluate the assumptions and inputs to these estimates.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate the research and development costs incurred during the period, including controls related to the determination of the assumptions and inputs to the estimate. On a sample basis, we examined underlying documentation and third-party confirmations and compared them to the assumptions and inputs that are described above. We assessed the Company’s estimate of costs incurred as of December 31, 2019, which included examining invoices received after December 31, 2019, but prior to the issuance of the Company’s consolidated financial statements.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.
San Diego, California
March 2, 2020

ANAPTYSBIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$171,017	$113,596
Australian tax incentive receivable	—	174
Short-term investments	203,210	313,486
Prepaid expenses and other current assets	3,506	6,960
Total current assets	377,733	434,216
Property and equipment, net	1,618	1,445
Long-term investments	54,305	73,128
Other long-term assets	1,481	148
Restricted cash	60	60
Total assets	$435,197	$508,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,237	$5,443
Accrued expenses	11,052	8,761
Notes payable, current portion	1,375	7,574
Other current liabilities	871	58
Total current liabilities	29,535	21,836
Other long-term liabilities	654	796
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 27,255 shares and 26,922 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	27	27
Additional paid in capital	648,669	633,251
Accumulated other comprehensive income (loss)	338	(223)
Accumulated deficit	(244,026)	(146,690)
Total stockholders’ equity	405,008	486,365
Total liabilities, preferred stock and stockholders’ equity	$435,197	$508,997

See accompanying notes to consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Collaboration revenue	$8,000	$5,000	$10,000
Operating expenses:
Research and development	99,338	56,196	29,443
General and administrative	16,094	15,526	9,338
Total operating expenses	115,432	71,722	38,781
Loss from operations	(107,432)	(66,722)	(28,781)
Other income (expense), net:
Interest expense	(1,041)	(1,652)	(1,775)
Change in fair value of liability for preferred stock warrants	—	—	(1,366)
Interest income	10,984	6,685	1,623
Other (expense) income, net	1	(159)	229
Total other income (expense), net	9,944	4,874	(1,289)
Loss before income taxes	(97,488)	(61,848)	(30,070)
Provision for income taxes	152	192	—
Net loss	(97,336)	(61,656)	(30,070)
Other comprehensive income (loss):
Unrealized income (loss) on available for sale securities, net of tax of $153, $55, and $0, respectively	561	203	(426)
Comprehensive loss	$(96,775)	$(61,453)	$(30,496)
Net loss per common share:
Basic and diluted	$(3.60)	$(2.50)	$(1.52)
Weighted-average number of shares outstanding:
Basic and diluted	27,059	24,673	19,782

See accompanying notes to consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2017	3,963	$28,220	1,593	$6,452	474	$2,156	5,491	$40,688	2,651	$3	$16,672	$—	$(54,923)	$(38,248)
Shares issued for public offerings, net of underwriters' fees									9,021	9	292,528			292,537
Total offering costs											(4,228)			(4,228)
Shares issued under employee stock plans									199		979			979
Conversion of preferred stock	(3,963)	(28,220)	(1,593)	(6,452)	(474)	(2,156)	(5,491)	(40,688)	11,521	12	77,504			77,516
Warrants exercised									399		536			536
Reclassification of warrants											4,607			4,607
Forfeiture rate adjustment											41		(41)	—
Stock-based compensation											4,378			4,378
Comprehensive loss												(426)		(426)
Net loss													(30,070)	(30,070)
Balance, December 31, 2017	—	—	—	—	—	—	—	—	23,791	24	393,017	(426)	(85,034)	307,581
Shares issued for public offerings, net of underwriters’ fees									2,530	3	227,473			227,476
Total offering costs											(145)			(145)
Shares issued under employee stock plans									584		2,869			2,869
Warrants exercised									17		76			76
Stock-based compensation											9,961			9,961
Comprehensive income												203		203
Net loss													(61,656)	(61,656)
Balance, December 31, 2018	—	—	—	—	—	—	—	—	26,922	27	633,251	(223)	(146,690)	486,365
Shares issued under employee stock plans									333		3,007			3,007
Stock-based compensation											12,411			12,411
Comprehensive income												561		561
Net loss													(97,336)	(97,336)
Balance, December 31, 2019	—	$—	—	$—	—	$—	—	$—	27,255	$27	$648,669	$338	$(244,026)	$405,008

See accompanying notes to consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(97,336)	$(61,656)	$(30,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	514	315	183
Stock-based compensation	12,411	9,961	4,378
Change in fair value of liability for preferred stock warrants	—	—	1,366
Accretion/amortization of investments, net	(2,633)	(1,233)	11
Non-cash interest expense	676	646	619
Income taxes	—	139	—
Changes in operating assets and liabilities:
Receivable from collaborative partners	—	—	1,225
Australian tax incentive receivable	174	1,427	2,517
Prepaid expenses and other assets	2,178	(5,188)	(1,885)
Accounts payable and other liabilities	14,499	7,083	2,218
Net cash used in operating activities	(69,517)	(48,506)	(19,438)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments	(251,815)	(347,537)	(290,905)
Sales and maturities of investments	384,051	206,149	48,137
Purchases of property and equipment	(805)	(1,063)	(290)
Net cash provided by (used in) investing activities	131,431	(142,451)	(243,058)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriters' fees	—	227,476	292,537
Proceeds from issuance of common stock, upon the exercise of stock options	3,007	2,869	979
Proceeds from issuance of common stock, upon the exercise of warrants	—	76	536
Payments on notes payable	(7,500)	(6,875)	—
Payments for offering costs, net	—	(182)	(1,599)
Net cash (used in) provided by financing activities	(4,493)	223,364	292,453
Net increase in cash, cash equivalents, and restricted cash	57,421	32,407	29,957
Cash, cash equivalents and restricted cash, beginning of period	113,656	81,249	51,292
Cash, cash equivalents and restricted cash, end of period	$171,077	$113,656	$81,249
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$424	$1,043	$1,089
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$41	$159	$191
Amounts accrued for offering costs	$—	$—	$37
Reclassification of warrants to equity	$—	$—	$4,607

See accompanying notes to consolidated financial statements.

ANAPTYSBIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. We are a clinical stage biotechnology company developing first-in-class immunology therapeutic product candidates to patients. We are focused on emerging immune control mechanisms applicable to inflammation and immuno-oncology indications. We develop our product candidates using our proprietary antibody discovery technology platform, which is based upon a breakthrough understanding of the natural process of antibody generation, known as somatic hypermutation, or SHM, and replicates this natural process of antibody generation in vitro. We currently generate revenue from milestones achieved under our collaborative research and development arrangements.
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
Restricted Cash
We held restricted cash of $60,000 at December 31, 2019 and 2018, respectively, which we used to secure a letter of credit provided as security for the operating lease for our corporate headquarters.
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

Long Lived Assets
Long-lived assets, consisting of property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. No impairment charges were recorded during the years ended December 31, 2019, 2018, or 2017.
Leases
On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02) using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.
We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract was, or contains a lease, and our initial direct costs for any leases that existed prior to January 1, 2019. We also elected to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.
Upon adoption, we recognized total right-of-use, or “ROU”, assets of $2.1 million, with corresponding lease liabilities of $2.3 million on the consolidated balance sheets. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact our beginning accumulated deficit, or our prior year consolidated statements of operations and statements of cash flows.
Under Topic 842, we determine if an arrangement is a lease at inception. All outstanding leases continued to be classified as operating leases. Rent expense is recognized on a straight-line basis. When an operating lease includes rent abatements or requires fixed escalations of the minimum lease payments, the aggregate rental expense is recognized on a straight-line basis over the term of the lease. When an operating lease includes lease incentives such as leasehold improvement allowances, the lease incentive is included in the ROU asset. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the date of adoption of ASC 842, or the lease commencement date. For this purpose, we consider only payments that are fixed and determinable at the time of commencement. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. We account for fixed lease components separately from non-lease components.
Under Topic 840, all current leases were classified as operating leases. Rent expense was recognized on a straight-line basis over the terms of the leases and, accordingly, we recorded the cumulative difference between cash rent payments and the recognition of rent expense as a deferred rent liability. When an operating lease included lease incentives, such as a rent abatements or leasehold improvement allowances, or required fixed escalations of the minimum lease payments, the aggregate rental expense, including such incentives or increases, was recognized on a straight-line basis over the term of the lease.
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
Transaction Price. Our collaboration and license agreements generally include both fixed and variable consideration. Fixed payments, such as those for upfront fees are included in the transaction price at contract value, while variable consideration such as reimbursement for research and development services, milestone and royalty payments are estimated and then evaluated for constraints upon inception of the contract and evaluated on a quarterly basis thereafter. Research and development services are updated for actual invoices. Given the nature of our agreements, milestones are estimated using the most likely amount and are evaluated on a quarterly basis. Upon commercialization, royalty payments will be recognized in the period incurred.
Research and Development Expenses
Research and development costs primarily include third-party clinical and preclinical research and development services such as manufacturing, laboratory and related supplies, salaries and personnel-related costs, in-licensing fees, outside services, and an allocation of information technology, and facility overhead costs.
Costs associated with research and development activities are expensed as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received. We estimate research and development costs incurred during the period, which impacts the amount of accrued expenses and prepaid balances related to such costs as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel and service providers to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Year Ended December 31,
(in thousands)	2019	2018	2017
Options to purchase common stock	2,462	2,451	2,478
Warrants to purchase common stock	—	—	161
Total	2,462	2,451	2,639

Accounting Pronouncements Recently Adopted
On January 1, 2019, we adopted Topic 842, as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding ROU assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases above and Note 11 - Commitments and Contingencies.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board “FASB” issued ASU 2019-12, Income Taxes (Topic 740) intended to simplify the accounting for income taxes. The guidance removes the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.
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
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	December 31, 2019	December 31, 2018
Laboratory equipment	$4,911	$4,287
Office furniture and equipment	811	780
Leasehold improvements	575	575
Property and equipment, gross	6,297	5,642
Less: accumulated depreciation and amortization	(4,679)	(4,197)
Total property and equipment, net	$1,618	$1,445

 Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	December 31, 2019	December 31, 2018
Accrued compensation and related expenses	$2,152	$2,421
Accrued professional fees	435	442
Accrued research and development expenses	8,196	5,577
Other	269	321
Total accrued expenses	$11,052	$8,761

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
As of December 31, 2019, the transaction price includes the upfront payment, research reimbursement revenue, and milestones earned to date, which are allocated in their entirety to the single performance obligation. We earned and recognized two clinical milestones for $8.0 million during the year ended December 31, 2019. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to TESARO and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones recognized through December 31, 2019 under the TESARO Agreement are as follows:

	Anti-PD-1 (TSR042/Dostarlimab)		Anti-TIM-3 (TSR022)		Anti-LAG-3 (TSR033)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15	$1.0M	Q3'16
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16	$4.0M	Q2'17
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17	$3.0M	Q4'19
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	—	—	—	—
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	—	—	—	—

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
We recognized $8.0 million in revenue under this agreement during the year ended December 31, 2019 related to two milestones and recognized $5.0 million during the year ended December 31, 2018 related to one milestone. We recognized aggregated revenue under this agreement of $10.0 million during the year ended December 31, 2017 related to three milestones.
Antibody Generation Agreement with Celgene Corporation
In December 2011, we entered into a license and collaboration agreement with Celgene, now a part of Bristol-Myers Squibb, or the Celgene Agreement, to develop therapeutic antibodies against multiple targets. We granted Celgene the option to obtain worldwide commercial rights to antibodies generated against each of the targets under the agreement, which option was triggered on a target-by-target basis by our delivery of antibodies meeting certain pre-specified parameters pertaining to each target under the agreement. The agreement provided for an upfront payment of $6.0 million from Celgene, which we received in 2011 and recognized through 2014, milestone payments of up to $53.0 million per target, low single-digit royalties on net sales of antibodies against each target, and reimbursement of specified research and development costs.

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
As of December 31, 2019, the transaction price includes the upfront payment, success fees, expense reimbursement, and milestones earned to date, which are allocated in their entirety to the single performance obligation. None of the future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors, including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to Celgene and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones achieved through December 31, 2019 under the Celgene Agreement are as follows:

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
There was no revenue recognized under this agreement during the years ended December 31, 2019, 2018, and 2017.
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
In January 2016, the Loan Agreement was amended to combine Term B Loans and Term C Loans for a total of $10.0 million available for draw through December 31, 2016 and delay the beginning of our Term A Loans’ principal repayments from February 1, 2016 until February 1, 2017. The Term B Loans and Term C Loans became available for draw on July 1, 2016. In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016, and Term A, B and C Loans are now collectively referred to as the Term Loans. Principal repayments began in February 2018, and as of December 31, 2019, there is one monthly principal and interest payment remaining on the Term Loans, with final maturity in January 2020. The Term Loans bear interest equal to the greater of 3-month U.S. LIBOR plus 6.37% or 7.3%. The interest rate was 8.28% as of December 31, 2019.
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
As of December 31, 2019, the carrying amount of the Term Loans was $1.4 million, which includes amortized final payment fees of $0.8 million and remaining principal payments of $0.6 million classified as current liabilities. The effective interest rate on the Term Loans at December 31, 2019 was 12.67%.
The Term Loans are secured by a first priority interest in most of our assets, excluding intellectual property. As of December 31, 2019, we were in compliance with the covenants contained in the Loan Agreement.
On January 1, 2020, the Term Loans were paid in full, without penalty or premium.
6. Fair Value Measurements and Available for Sale Investments
Fair Value Measurements
Our financial instruments consist principally of cash, cash equivalents, restricted cash, short-term and long-term investments, receivables, accounts payable, notes payable. Certain of our financial assets and liabilities have been recorded at fair value in the consolidated balance sheet in accordance with the accounting standards for fair value measurements.
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2019
Money market funds(1)	$162,928	$162,928	$—	$—
Mutual funds(1)	7,619	7,619	—	—
U.S. treasury securities(2)	96,434	96,434	—	—
Certificates of deposit(2)	5,428	—	5,428	—
Agency securities(2)	33,623	—	33,623	—
Commercial and corporate obligations(2)	122,030	—	122,030	—
At December 31, 2018
Money market funds(1)	$87,213	$87,213	$—	$—
Mutual funds(1)	7,967	7,967	—	—
U.S. treasury securities(2)	164,245	164,245	—	—
Certificates of deposit(2)	4,784	—	4,784	—
Agency securities(1)(2)	81,296	—	81,296	—
Commercial and corporate obligations(1)(2)	153,983	—	153,983	—

(1)	Included in cash and cash equivalents or restricted cash in the accompanying consolidated balance sheets.

(2)	Included in short-term or long-term investments in the accompanying consolidated balance sheets depending on the respective maturity date.
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
Fair Value of Other Financial Instruments
The fair value of our other financial instruments estimated as of December 31, 2019 and December 31, 2018 are presented below:

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$1,375	$1,365	$8,199	$8,806

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
Available for Sale Investments

We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of December 31, 2019 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$33,543	$80	$—	$33,623
Certificates of deposit(2)	5,381	47	—	5,428
Commercial and corporate obligations(3)	121,809	225	(4)	122,030
US Treasury securities(4)	96,236	200	(2)	96,434
Total available-for-sale investments	$256,969	$552	$(6)	$257,515

(1)	Of our outstanding agency securities, $16.5 million have maturity dates of less than one year and $17.1 million have a maturity date of between one to two years as of December 31, 2019.

(2)	Of our outstanding certificates of deposit, $4.6 million have a maturity date of less than one year and $0.8 million have a maturity date of between one to two years as of December 31, 2019.

(3)
Of our outstanding commercial and corporate obligations, $111.1 million have maturity dates of less than one year and $10.9 million have a maturity date of between one to two years as of December 31, 2019.

(4)	Of our outstanding U.S. Treasury securities, $70.9 million have maturity dates of less than one year and $25.5 million have a maturity date of between one to two years as of December 31, 2019.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 27,255,082 shares were issued and outstanding as of December 31, 2019. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at December 31, 2019 are as follows:

Issued and Outstanding:
Stock options	3,039,880
Shares Reserved For:
2017 Equity Incentive Plan	1,877,211
2017 Employee Stock Purchase Plan	725,132
Total	5,642,223

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
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one-year period. Each have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the year ended December 31, 2019 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	2,152,455	$27.55
Granted	1,608,917	$34.31
Exercises	(333,260)	$9.02
Forfeitures and cancellations	(388,232)	$56.98
Outstanding at December 31, 2019	3,039,880	$29.40	7.71	$10,156
Exercisable at December 31, 2019	1,316,137	$22.73	5.77	$8,374

Total cash received from the exercise of stock options was approximately $3.0 million during the year ended December 31, 2019.
Stock-Based Compensation Expense
The estimated fair values of stock option awards granted to employees were determined on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.0%	2.7%	2.0%
Expected volatility	78.0%	67.7%	64.3%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.25	6.25	6.25
Weighted average grant date fair value per share	$21.99	$61.41	$14.82

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

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Research and development	$5,564	$3,371	$1,347
General and administrative	6,847	6,590	3,031
Total	$12,411	$9,961	$4,378

At December 31, 2019, there was $34.8 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 3.35 years.
9. Australia Research and Development Tax Incentive
Our Australian subsidiary, which conducts core research and development activities on our behalf, is eligible to receive a 43.5% refundable tax incentive for qualified research and development activities during fiscal years 2019, 2018, and 2017. For the years ended December 31, 2019, 2018 and 2017, $0.0 million, $0.1 million and $1.5 million, respectively, were recorded as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss. We received approximately $0.2 million and $1.5 million in cash during the years ended December 31, 2019 and 2018, respectively, related to the tax incentive. As of December 31, 2019, we had no remaining tax incentive receivable from the Australian government.
10. Employee Benefit Plan
We have a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. During 2019, we elected to match 50% of an employee’s contributions up to 6% of the employees’ eligible salary with a maximum annual match limit of $6,000. For the year ended December 31, 2019, we incurred approximately $0.3 million of costs related to the 401(k) plan. There were no employer contributions to the plan during the years ended December 31, 2018, and 2017.
11. Commitments and Contingencies
Operating Leases
We have two non-cancellable office leases with remaining lease terms of approximately 2 years, each of which are classified as operating leases. Both leases expire in 2021. Only one of our leases has remaining renewal options, which includes three options to renew for one additional year. The exercise of lease renewal options is at our sole discretion, which we currently do not anticipate exercising and as such were not recognized as part of our ROU asset and lease liabilities. Our lease payments are fixed, and we recognize lease expense for these leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 8.59%.
Rent expense was $0.7 million and $0.5 million during the years ended December 31, 2018 and 2017, respectively, under Topic 840. At December 31, 2018, deferred rent aggregated $0.2 million, which is included in both current and noncurrent liabilities in the accompanying December 31, 2018 consolidated balance sheet, under Topic 840.
Our balance sheet includes our ROU assets and lease liabilities as follows (in thousands):

Leases	Classification on the Balance Sheet	December 31, 2019
Operating ROU assets	Other long-term assets	$1,402
Operating lease liabilities	Other current liabilities	871
Operating lease liabilities	Other long-term liabilities	$654

The following costs are included in our cash flow statement (in thousands):

Leases	Classification on the Cash Flow	Year Ended December 31, 2019
Operating lease cost	Operating	$879
Cash paid for amounts included in the measurement of lease liabilities	Operating	937

At December 31, 2019, the future minimum annual obligations under non-cancellable operating lease commitments in excess of one year are as follows:

Years Ending December 31, (in thousands)
2020	$969
2021	676
2022	—
2023	—
2024	—
Thereafter	—
Total minimum payments required	$1,645
Less: Imputed interest	(120)
Present value of lease liabilities	$1,525

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
Total expense incurred under all collaborative licensing agreements for upfront, milestone and royalty payments were $0.5 million, $0.3 million and $0.5 million during the years ended December 31, 2019, 2018 and 2017, respectively. Total cash paid under these agreements was $0.1 million, $0.2 million, and $0.6 million during the years ended December 31, 2019, 2018, and 2017, respectively.
Future minimum annual obligations under all such license agreements will be $0.2 million in aggregate during 2020, and thereafter. These obligations are payable through ten years from the first commercial sale, if any, or expiration of the last patent to expire, the dates of which are not determinable at this time.

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
 Letter of Credit
At December 31, 2019 and 2018, we were contingently liable for a standby letter of credit issued by a commercial bank for $60,000 for security on our lease. A restricted cash account with these amounts was held as cash collateral for the letter of credit.
Litigation
We are, from time to time, involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. Currently, we are not involved in any legal proceeding that we expect to have a material effect on our business, financial condition, results of operations and cash flows.
12. Income Taxes
The components of loss before income tax benefit consist of the following:

	Year Ended December 31,
(in thousands)	2019	2018	2017
U.S.	$(97,187)	$(61,193)	$(27,494)
Foreign	(301)	(655)	(2,576)
Consolidated net loss before income taxes	$(97,488)	$(61,848)	$(30,070)

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2019	2018
Deferred Tax Assets:
Net operating loss carryforwards	$55,722	$35,499
Research and development credits	14,244	9,190
Other, net	4,866	2,948
Total deferred tax assets	74,832	47,637
Deferred Tax Liabilities:
Fixed assets	(349)	(49)
Total deferred tax liabilities	(349)	(49)
Net deferred tax assets	74,483	47,588
Less: valuation allowance	(74,483)	(47,588)
Deferred tax assets, net of valuation allowance	$—	$—

We have recorded a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. Management has determined it more likely than not that the deferred tax assets are not realizable due to our historical loss position.
At December 31, 2019, we had federal and state net operating loss carryforwards, or NOLs, of $239.4 million and $64.1 million, respectively. The federal and state NOLs generated prior to 2018 will both begin to expire in 2028, unless previously utilized. The federal NOLs include $179.4 million of net operating losses generated in 2018 and after. Federal net operating losses generated in 2018 and after carryover indefinitely and may generally be used to offset up to 80% of future taxable income. At December 31, 2019 we had federal and California research tax credit carryforwards of approximately $11.1 million and $7.6 million, respectively. The federal research tax credit carryforwards will begin to expire in 2026 and the California state credits carryforward indefinitely. We also have foreign tax losses of $3.0 million, which will carry forward indefinitely, subject to a continuity of ownership test.
The above NOL carryforward and the federal and state research tax credit carryforwards may be subject to an annual limitation under section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions if we experience one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. In September 2015, we completed a Section 382 analysis through December 31, 2014 and determined that there was an ownership change in 2007 that may limit the utilization of approximately $5.3 million and $5.4 million in federal and state NOLs, respectively, and $0.2 million in both federal and state research tax credits. We extended the analysis period of the study through December 31, 2017, noting an ownership change in 2017 which may limit the use of our net operating losses. Our use of federal NOL carryforward could be limited further by the provisions of Section 382 of the U.S. Internal Revenue Code of 1986, as amended, depending upon the timing and amount of additional equity securities that we have issued or will issue. State NOL carryforwards may be similarly limited. If a change in ownership were to have occurred, NOL and tax credits carryforwards could be eliminated or restricted. If eliminated the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by ownership changes, if any, will not impact our effective tax rate.

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Expected income tax benefit at federal statutory tax rate	$(20,473)	$(12,988)	$(10,223)
State income taxes, net of federal benefit	(377)	(166)	(787)
Permanent items	34	17	13
Equity compensation (1)	(1,122)	(6,693)	(739)
Change in fair value of preferred stock warrant liabilities	—	—	464
Research and development expenditure	—	63	679
Refundable AMT credit	—	(139)	—
Return to provision adjustment	(661)	60	11
Rate differential	(53)	155	297
Federal rate adjustment - tax reform	—	—	7,595
Research credits	(4,405)	(4,393)	(1,554)
Change in the valuation allowance	26,905	23,892	4,244
Income tax benefit	$(152)	$(192)	$—
 (1) Includes non-deductible stock-based compensation and, beginning in 2017, excess tax benefits from stock-based compensation. During 2019, our tax provision includes $1.1 million of excess tax benefits associated with the exercise of non-qualified stock options and $0.3 million associated with the disqualifying dispositions of incentive stock options. During 2018, our tax provision includes $4.9 million of excess tax benefits associated with the exercise of non-qualified stock options and $2.2 million associated with the disqualifying dispositions of incentive stock options. During 2017, our tax provision includes $0.4 million of excess tax benefits associated with the exercise of non-qualified stock options and $0.7 million associated with the disqualifying dispositions of incentive stock options.
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
We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. At December 31, 2019 and 2018, we had no unrecognized tax benefits that if recognized and realized, would affect the effective tax rate due to the valuation allowance against deferred tax assets. The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2019	2018
Balance at the beginning of the year	$1,812	$591
Increase related to prior year tax positions	168	9
Increase related to current year tax positions	1,166	1,212
Balance at the end of the year	$3,146	$1,812

If recognized, these amounts would not affect our effective tax rate, since they would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance. We do not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.
Our policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. At December 31, 2019 and 2018, there were no interest or penalties on uncertain tax benefits.
We file income tax returns in the United States, California and Australia. Due to our losses incurred, we are essentially subject to income tax examination by tax authorities from inception to date.
13. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our quarterly results for the years ended December 31, 2019 and 2018 (in thousands, except for per share data):

	Quarter				Year Ended December 31, 2019
2019	First	Second	Third	Fourth
Operating loss	$(24,772)	$(26,657)	$(33,745)	$(22,258)	$(107,432)
Net loss	$(22,078)	$(23,962)	$(31,033)	$(20,263)	$(97,336)
Per common share:
Loss per share, basic	$(0.82)	$(0.89)	$(1.15)	$(0.75)	$(3.60)
Loss per share, diluted	$(0.82)	$(0.89)	$(1.15)	$(0.75)	$(3.60)

	Quarter				Year Ended December 31, 2018
2018	First	Second	Third	Fourth
Operating loss	$(15,757)	$(14,415)	$(16,887)	$(19,663)	$(66,722)
Net loss	$(15,086)	$(13,618)	$(15,958)	$(16,994)	$(61,656)
Per common share:
Loss per share, basic	$(0.63)	$(0.57)	$(0.66)	$(0.64)	$(2.50)
Loss per share, diluted	$(0.63)	$(0.57)	$(0.66)	$(0.64)	$(2.50)

14. Subsequent Events
On January 1, 2020, the Term Loans were paid in full, without penalty or premium.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2019 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control Over Financial Reporting
We have audited AnaptysBio, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
San Diego, California
March 2, 2020

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item is incorporated herein by reference to the sections titled “Information about our Executive Officers,” “Election of Class III Directors,” “Corporate Governance Standards and Director Independence” and “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2019 Annual Meeting of Shareholders, and such disclosure, if any, is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Election of Class III Directors,” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
Information required by this Item is incorporated herein by reference to the section titled “Ratification of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits, Consolidated Financial Statement Schedules
(a) The following documents are filed as part of this report:
1. Consolidated Financial Statements
See Index to Consolidated Financial Statements under Part II, Item 8 herein.
2. Consolidated Financial Statement Schedules
No consolidated financial statement schedules are provided because the information called for is not required or is shown either in the consolidated financial statements or notes thereto.
3. Exhibits
EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	10-Q	001-37985	3.1	May 12, 2017
3.2	Restated Bylaws, as currently in effect.	S-1	333-206849	3.4	September 9, 2015
4.1	Form of Common Stock Certificate.	S-1	333-206849	4.1	December 23, 2015
4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated July 13, 2015, by and among the Registrant and certain of its stockholders.	S-1	333-206849	4.2	September 9, 2015
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1*	Form of Indemnity Agreement.	S-1	333-206849	10.1	September 9, 2015
10.2*	Amended and Restated 2006 Equity Incentive Plan and forms of award agreements.	S-1	333-206849	10.2	January 17, 2017
10.3*	2017 Equity Incentive Plan, to become effective on the date the registration statement is declared effective, and forms of award agreements.	S-1	333-206849	10.3	January 17, 2017
10.4*	2017 Employee Stock Purchase Plan, to become effective on the date the registration statement is declared effective, and forms of award agreements.	S-1	333-206849	10.4	January 17, 2017
10.5*	Employment Agreement, effective as of January 1, 2012, by and between the Registrant and Hamza Suria, as amended.	10-K	001-37985	10.5	March 5, 2018
10.6*	Employment Agreement, effective as of October 20, 2014, by and between the Registrant and Marco Londei, as amended.	10-K	001-37985	10.7	March 5, 2018
10.7	Office Lease, dated April 19, 2011, by and between the Registrant and Kilroy Realty, L.P., as amended.	S-1	333-206849	10.8	December 23, 2015
10.8	Antibody Generation Agreement, dated December 22, 2011, by and between the Registrant and Celgene Corporation, as modified.	S-1	333-206849	10.9	December 28, 2016
10.9+	Collaboration and Exclusive License Agreement, dated March 10, 2014, by and among the Registrant, TESARO, Inc. and TESARO Development, Ltd., as amended.	S-1	333-206849	10.10	May 10, 2016

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10+	License Agreement, dated August 30, 2006, by and between the Registrant and Medical Research Council, as amended.	S-1	333-206849	10.12	September 9, 2015
10.11+	Non-Exclusive Research and Commercial License Agreement, dated May 15, 2009, by and between the Registrant and Millipore Corporation.	S-1	333-206849	10.13	September 9, 2015
10.12	Loan and Security Agreement, dated December 24, 2014, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank, as amended.	S-1	333-206849	10.13	February 2, 2016
10.13*	Employment Agreement, effective August 6, 2018, by and between Registrant and Eric Loumeau	10-Q	001-37985	10.15	November 8, 2018
10.14	Amendment No. 1 to Investor Rights.	10-Q	001-37985	4.1	November 8, 2018
10.15	Sub-lease Agreement.	10-Q	001-37985	10.1	November 8, 2018
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of KPMG LLP, an independent registered public accounting firm.					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Report Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Executive compensation plan or agreement.

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
Date: March 2, 2020

ANAPTYSBIO, INC.

By:	/s/ Hamza Suria
Hamza Suria
Chief Executive Officer
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Hamza Suria and Eric Loumeau, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hamza Suria	President, Chief Executive Officer and Director
Hamza Suria	(Principal Executive Officer)	March 2, 2020

/s/ Eric Loumeau	Interim Chief Financial Officer and General Counsel
Eric Loumeau	(Principal Accounting and Financial Officer)	March 2, 2020

/s/ Dennis Fenton	Director	March 2, 2020
Dennis Fenton, Ph.D.
/s/ Laura J. Hamill	Director	March 2, 2020
Laura J. Hamill
/s/ Hollings Renton	Director	March 2, 2020
Hollings Renton
/s/ John Schmid	Director	March 2, 2020
John Schmid
/s/ James N. Topper	Director	March 2, 2020
James N. Topper, M.D., Ph.D.
/s/ J. Anthony Ware	Director	March 2, 2020
J. Anthony Ware, M.D.