Form 10-Q
period 2020-03-31
ANAPTYSBIO, INC
filed 2020-05-06
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 4, 2020, there were 27,277,115 shares of the Registrant’s Common Stock outstanding.

ANAPTYSBIO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ANAPTYSBIO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$165,317	$171,017
Receivable from collaborative partners	5,000	—
Short-term investments	197,166	203,210
Prepaid expenses and other current assets	3,572	3,506
Total current assets	371,055	377,733
Property and equipment, net	1,610	1,618
Long-term investments	50,215	54,305
Other long-term assets	1,293	1,481
Restricted cash	60	60
Total assets	$424,233	$435,197
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,571	$16,237
Accrued expenses	13,781	11,052
Notes payable, current portion	—	1,375
Other current liabilities	898	871
Total current liabilities	23,250	29,535
Other long-term liabilities	419	654
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 27,277 shares and 27,255 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	27	27
Additional paid in capital	651,680	648,669
Accumulated other comprehensive income	1,145	338
Accumulated deficit	(252,288)	(244,026)
Total stockholders’ equity	400,564	405,008
Total liabilities and stockholders’ equity	$424,233	$435,197

 See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Collaboration revenue	$15,000	$—
Operating expenses:
Research and development	20,968	20,631
General and administrative	4,285	4,141
Total operating expenses	25,253	24,772
Loss from operations	(10,253)	(24,772)
Other income (expense), net:
Interest expense	—	(320)
Interest income	1,897	2,988
Other income, net	94	7
Total other income (expense), net	1,991	2,675
Loss before income taxes	(8,262)	(22,097)
Provision for income taxes	—	19
Net loss	(8,262)	(22,078)
Other comprehensive income:
Unrealized income on available for sale securities, net of tax of $0 and $115, respectively	807	427
Comprehensive loss	$(7,455)	$(21,651)
Net loss per common share:
Basic and diluted	$(0.30)	$(0.82)
Weighted-average number of shares outstanding:
Basic and diluted	27,264	26,981

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	27,255	$27	$648,669	$338	$(244,026)	$405,008
Shares issued under employee stock plans	22	—	36	—	—	36
Stock-based compensation	—	—	2,975	—	—	2,975
Comprehensive income, net	—	—	—	807	—	807
Net loss	—	—	—	—	(8,262)	(8,262)
Balance, March 31, 2020	27,277	$27	$651,680	$1,145	$(252,288)	$400,564

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	26,922	$27	$633,251	$(223)	$(146,690)	$486,365
Shares issued under employee stock plans	84	—	574	—	—	574
Stock-based compensation	—	—	2,867	—	—	2,867
Comprehensive income, net	—	—	—	427	—	427
Net loss	—	—	—	—	(22,078)	(22,078)
Balance, March 31, 2019	27,006	$27	$636,692	$204	$(168,768)	$468,155

See accompanying notes to unaudited consolidated financial statements.

ANAPTYSBIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,262)	$(22,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140	115
Stock-based compensation	2,975	2,867
Accretion/amortization of investments, net	(8)	(1,028)
Non-cash interest expense	—	164
Changes in operating assets and liabilities:
Receivable from collaborative partners	(5,000)	—
Prepaid expenses and other assets	233	(1,215)
Accounts payable and other liabilities	(5,190)	5,076
Net cash used in operating activities	(15,112)	(16,099)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments	(74,013)	(79,763)
Sales and maturities of investments	84,851	89,600
Purchases of property and equipment	(87)	(180)
Net cash provided by investing activities	10,751	9,657
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, upon the exercise of stock options	36	574
Payments on notes payable	(1,375)	(1,875)
Net cash used in financing activities	(1,339)	(1,301)
Net decrease in cash, cash equivalents, and restricted cash	(5,700)	(7,743)
Cash, cash equivalents and restricted cash, beginning of period	171,077	113,656
Cash, cash equivalents and restricted cash, end of period	$165,377	$105,913
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4	$172
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$86	$233

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Also, certain reclassifications have been made to 2019 financial information to conform to the current year presentation of prepaid expenses and other assets on the Consolidated Statements of Cash Flows. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Interim results are not necessarily indicative of results for a full year, particularly in light of the novel coronavirus pandemic, or COVID-19, and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and or experience a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Our future research and development expenses and general and administrative expenses may vary significantly if we experience an increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related business activities. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2019, included in our Annual Form 10-K.
Basis of Consolidation
The accompanying consolidated financial statements include us and our wholly-owned Australian subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. We operate in one reportable segment and our functional and reporting currency is the U.S. dollar.

Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We base our estimates and assumptions on historical experience when available and on various factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets. Our actual results could differ from these estimates under different assumptions or conditions.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
(in thousands)	2020	2019
Options to purchase common stock	3,021	2,359

Accounting Pronouncements Recently Adopted
In December 2019, the Financial Accounting Standards Board “FASB” issued ASU 2019-12, Income Taxes (Topic 740) intended to simplify the accounting for income taxes. The guidance removes the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. We early adopted this standard on January 1, 2020 and the adoption of the standard did not have a material impact to our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the accounting treatment for recognizing the impairment of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also eliminates the other-than-temporary impairment model for available-for-sale (AFS) debt securities. Entities will begin to recognize credit losses on AFS debt securities as allowances rather than as reductions in the carrying value of the securities. Impairment that is not credit-related impairment will continue to be recognized in other comprehensive income and entities will no longer consider the length of time a security has been in an unrealized loss position when determining whether a credit loss exists. ASU 2016-13 becomes effective for annual and interim periods beginning after December 15, 2019. We adopted this standard prospectively on January 1, 2020 and the adoption of the standard did not have a material impact to our consolidated financial statements as credit losses are not expected to be significant based on historical trends, the financial condition of our investments and external market factors. We will continue to actively monitor the impact of the recent coronavirus (COVID-19) pandemic on expected credit losses.

3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	March 31, 2020	December 31, 2019
Laboratory equipment	$5,018	$4,911
Office furniture and equipment	820	811
Leasehold improvements	575	575
Property and equipment, gross	6,413	6,297
Less: accumulated depreciation and amortization	(4,803)	(4,679)
Total property and equipment, net	$1,610	$1,618

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	March 31, 2020	December 31, 2019
Accrued compensation and related expenses	$1,363	$2,152
Accrued professional fees	494	435
Accrued research, development and manufacturing expenses	11,689	8,196
Other	235	269
Total accrued expenses	$13,781	$11,052

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
As of March 31, 2020, the transaction price includes the upfront payment, research reimbursement revenue, and milestones earned to date, which are allocated in their entirety to the single performance obligation. We earned and recognized two clinical milestones for $15.0 million during the three months ended March 31, 2020. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to TESARO and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones recognized through March 31, 2020 under the TESARO Agreement are as follows:

	Anti-PD-1 (TSR042/Dostarlimab)		Anti-TIM-3 (TSR022/Cobolimab)		Anti-LAG-3 (TSR033/Encelimab)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15	$1.0M	Q3'16
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16	$4.0M	Q2'17
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17	$3.0M	Q4'19
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	—	—	—	—
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	—	—	—	—
Filing of the first NDA - first indication	$10.0M	Q1'20	—	—	—	—
Filing of the first MAA - first indication	$5.0M	Q1'20	—	—	—	—

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
We recognized $15.0 million and $0.0 million in revenue under this agreement during the three months ended March 31, 2020 and 2019, respectively.
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
As of March 31, 2020, the transaction price includes the upfront payment, success fees, expense reimbursement, and milestones earned to date, which are allocated in their entirety to the single performance obligation. None of the future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors, including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to Celgene and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones achieved through March 31, 2020 under the Celgene Agreement are as follows:

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
There was no revenue recognized under this agreement during the three months ended March 31, 2020 and 2019.
5. Notes Payable
On December 24, 2014, we entered into a Loan and Security Agreement, as amended from time to time, the Loan Agreement, with a bank and a financial institution whereby we may borrow up to $15.0 million in three separate draws of $5.0 million each. The Term A Loans, for an aggregate of $5.0 million, were drawn on December 24, 2014 with a fixed interest rate of 6.97%.
In January 2016, the Loan Agreement was amended to combine Term B Loans and Term C Loans for a total of $10.0 million available for draw through December 31, 2016 and delay the beginning of our Term A Loans’ principal repayments from February 1, 2016 until February 1, 2017. The Term B Loans and Term C Loans became available for draw on July 1, 2016. In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018 and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016, and Term A, B and C Loans are now collectively referred to as the Term Loans. Principal repayments began in February 2018, and were paid in full, without penalty or premium on January 1, 2020.

The costs incurred to issue the Term Loans were deferred and were included in the discount to the carrying value of the Term Loans in the accompanying balance sheet. The Term Loans also included a final payment fee of $0.8 million due at the earlier of prepayment or the maturity date of the Term Loans. The deferred costs and the final payment fee were amortized to interest expense over the expected term of the Term A Loans using the effective interest method.
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2020
Money market funds(1)	$151,542	$151,542	$—	$—
Mutual funds(1)	13,883	13,883	—	—
U.S. Treasury securities(2)	112,933	112,933	—	—
Certificates of deposit(2)	5,685	—	5,685	—
Agency securities(2)	41,890	—	41,890	—
Commercial and corporate obligations(2)	86,873	—	86,873	—
At December 31, 2019
Money market funds(1)	$162,928	$162,928	$—	$—
Mutual funds(1)	7,619	7,619	—	—
U.S. Treasury securities(2)	96,434	96,434	—	—
Certificates of deposit(2)	5,428	—	5,428	—
Agency securities(2)	33,623	—	33,623	—
Commercial and corporate obligations(2)	122,030	—	122,030	—

(1)	Included in cash and cash equivalents or restricted cash in the accompanying consolidated balance sheets.

(2)	Included in short-term or long-term investments in the accompanying consolidated balance sheets depending on the respective maturity date.
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
Fair Value of Other Financial Instruments
The fair value of our other financial instruments estimated as of March 31, 2020 and December 31, 2019 are presented below:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$—	$—	$1,375	$1,365

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
 The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts payable, and accrued expenses approximate fair value due to their short-term nature.
Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of March 31, 2020 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$41,754	$139	$(3)	$41,890
Certificates of deposit(2)	5,639	46	—	5,685
Commercial and corporate obligations(3)	86,805	97	(29)	86,873
U.S. Treasury securities(4)	111,831	1,102	—	112,933
Total available-for-sale investments	$246,029	$1,384	$(32)	$247,381

(1)	Of our outstanding agency securities, $14.9 million have maturity dates of less than one year and $27.0 million have a maturity date of between one to two years as of March 31, 2020.

(2)	Of our outstanding certificates of deposit, $5.0 million have a maturity date of less than one year and $0.7 million have a maturity date of between one to two years as of March 31, 2020.

(3)	Of our outstanding commercial and corporate obligations, $82.6 million have maturity dates of less than one year and $4.3 million have a maturity date of between one to two years as of March 31, 2020.

(4)	Of our outstanding U.S. Treasury securities, $94.7 million have maturity dates of less than one year and $18.2 million have a maturity date of between one to two years as of March 31, 2020.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 31, 2020
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$1,848	$(3)	$—	$—	$1,848	$(3)
Commercial and corporate obligations	34,431	(29)	—	—	34,431	(29)
Total	$36,279	$(32)	$—	$—	$36,279	$(32)

	December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial and corporate obligations	$5,986	$(4)	$—	$—	$5,986	$(4)
US Treasury Securities	17,608	(2)	—	—	17,608	(2)
Total	$23,594	$(6)	$—	$—	$23,594	$(6)

7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 27,277,115 shares were issued and outstanding as of March 31, 2020. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at March 31, 2020 are as follows:

Issued and Outstanding:
Stock options	2,866,929
Shares Reserved For:
2017 Equity Incentive Plan	3,118,332
2017 Employee Stock Purchase Plan	997,682
Total	6,982,943

8. Equity Incentive Plans
2017 Equity Incentive Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Equity Incentive Plan, or the 2017 Plan. The 2017 Plan became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017, and replaced our existing 2006 Equity Incentive Plan, or the 2006 Plan. Under the 2017 Plan we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan will be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The 2017 Plan automatically increased by 1,090,203 shares as of January 1, 2020.

Employee Stock Purchase Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan or the ESPP. The ESPP became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017. In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The ESPP automatically increased by 272,550 shares as of January 1, 2020.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one year period. Each have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the three months ended March 31, 2020 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	3,039,880	$29.40
Granted	115,550	$15.88
Exercises	(22,033)	$1.66
Forfeitures and cancellations	(266,468)	$37.14
Outstanding at March 31, 2020	2,866,929	$28.35	7.30	$6,683
Exercisable at March 31, 2020	1,423,084	$26.04	5.33	$6,565

Stock-Based Compensation Expense
The estimated fair values of stock option awards granted to employees were determined on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.7%	2.5%
Expected volatility	92.0%	68.5%
Expected dividend yield	—%	—%
Expected term (in years)	6.25	6.25
Weighted average grant date fair value per share	$11.25	$43.96

We determine the appropriate risk free interest rate, expected term for employee stock based awards, contractual term for non-employee stock based awards, and volatility assumptions. The weighted-average expected option term for employee and non-employee stock based awards reflects the application of the simplified method, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility incorporates historical volatility of our stock price as well as similar entities whose share prices are publicly available. The risk free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected or contractual term of the stock based payment awards. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.

Total non-cash stock based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Research and development	$1,146	$1,240
General and administrative	1,829	1,627
Total	$2,975	$2,867

At March 31, 2020, there was $27.7 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 3.13 years.
9. Commitments and Contingencies
Operating Leases
We have two non-cancellable office leases with remaining lease terms of approximately 1.5 years, each of which are classified as operating leases. Both leases expire in 2021. Only one of our leases has remaining renewal options, which includes three options to renew for one additional year. The exercise of lease renewal options is at our sole discretion, which we currently do not anticipate exercising and as such were not recognized as part of our ROU asset and lease liabilities. Our lease payments are fixed, and we recognize lease expense for these leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 8.59%.
Our balance sheet includes our ROU assets and lease liabilities as follows (in thousands):

Leases	Classification on the Balance Sheet	March 31, 2020	December 31, 2019
Operating ROU assets	Other long-term assets	$1,213	$1,402
Operating lease liabilities	Other current liabilities	898	871
Operating lease liabilities	Other long-term liabilities	419	654

The following costs are included in our cash flow statement (in thousands):

		Three Months Ended March 31,
Leases	Classification on the Cash Flow	2020	2019
Operating lease cost	Operating	$220	$220
Cash paid for amounts included in the measurement of lease liabilities	Operating	239	231

At March 31, 2020, the future minimum annual obligations under non-cancellable operating lease commitments in excess of one year are as follows (in thousands):

Years Ending December 31,
2020	$729
2021	676
2022	—
2023	—
2024	—
Thereafter	—
Total minimum payments required	1,405
Less imputed interest	(88)
Total	$1,317

Shareholder Lawsuit
On March 25, 2020, a putative shareholder class action complaint was filed in the United States District Court for the Southern District of California against us and three of our current or former officers. The complaint purports to assert claims under Section 10(b) of the Exchange Act, Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our common stock between October 10, 2017 and November 7, 2019, or the Class Period.  The complaint alleges that, during the Class Period, the defendants made material misrepresentations or omissions regarding our etokimab drug that artificially inflated our stock price. The plaintiff seeks, among other things, damages in an unspecified amount, as well as costs and expenses. We believe that the claims in the action are without merit.

10. Subsequent Events
On May 4, 2020, we entered into a lease agreement, or Lease Agreement, with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121. Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space in the 10770 Wateridge Circle Building for a term of 124 months, beginning on March 1, 2021 (or on such later date as described in the Lease Agreement). The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option we have to terminate the lease after seven years with the payment of a termination fee. The monthly base rent will be $4.20 per rentable square foot, and will be increased by 3% annually. We are also responsible for real estate taxes, building insurance, maintenance and our pro rata share of direct expenses and utilities under the Lease Agreement.
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

•	the impact of the coronavirus, or COVID-19, pandemic on our business and the U.S. and global economies;

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the three months ended March 31, 2020, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019, included in the Company’s Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements”.
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
Etokimab, our anti-IL-33 antibody previously referred to as ANB020, inhibits the activity of the interleukin-33 cytokine, or IL-33, which we believe is broadly applicable to the treatment of respiratory disorders. We are conducting a randomized, placebo-controlled Phase 2 trial of etokimab in approximately 100 adult patients with CRSwNP, also referred to as the ECLIPSE trial, which is a debilitating atopic disorder associated with elevated IL-33 pathway signaling. We have over-enrolled this trial beyond the first 100 patients to compensate for lost patient visits due to the COVID-19 pandemic, and hence anticipate interim top-line data from this trial to be available in the third quarter of 2020. We have previously completed a Phase 2a randomized, placebo-controlled, single dose study of etokimab in 25 severe adult eosinophilic asthma patients. We presented full data from this trial at the 2019 European Academy of Allergy and Clinical Immunology (EAACI), which demonstrated that a single dose of etokimab resulted in rapid and sustained lung function improvement as measured using Forced Expiratory Volume in One Second, or FEV1, patient reported outcomes associated with asthma symptoms, as measured using the Asthma Control Questionnaire 5. As a result of the topline data from our recently completed Phase 2b etokimab ATLAS trial in moderate-to-severe atopic dermatitis, the Company has decided to discontinue further clinical development in atopic dermatitis. We have also postponed initiation of a previously announced Phase 2b etokimab clinical trial in eosinophilic asthma until data is available from the aforementioned ECLIPSE trial.
Our ANB019 antibody inhibits the interleukin-36 receptor, or IL-36R, and is being developed for the treatment of rare inflammatory diseases including generalized pustular psoriasis, or GPP, and palmoplantar pustulosis, or PPP. We completed a Phase 1 clinical trial in healthy volunteers, which was presented at EAACI 2018, where ANB019 was well-tolerated by all subjects, no dose-limiting toxicities were observed, and no serious adverse events were reported among any subjects in the trial. We are conducting an open-label, multi-dose, single-arm Phase 2 trial of ANB019 in up to 10 GPP patients, also referred to as the GALLOP trial, where an interim analysis, announced in September 2019, was conducted after the first two patients completed 16-weeks (Day 113) with ANB019 monotherapy. Both patients achieved the primary endpoint of disease improvement at Day 29 and Day 113 without requiring rescue therapy. Patients demonstrated rapid and sustained modified Japanese Dermatology Association (mJDA) improvement and complete clearance of skin pustules from Day 8 through Day 113. C-reactive protein, or CRP, levels decreased to nearly normal in both patients and genotypic testing of these two patients indicated that ANB019 may be broadly applicable to pustular disease patients without a requirement for genetic screening. Enrollment is ongoing in GALLOP and we anticipate additional clinical data and a regulatory strategy update for the development of ANB019 in GPP during the second half of 2020. We are also conducting a randomized, double-blind, placebo-controlled approximately 50-patient multi-dose trial of ANB019 in PPP, also referred to as the POPLAR trial, where top-line data are anticipated in the second half of 2020. While we do not believe that the aforementioned timelines are materially impacted by the COVID-19 pandemic at this point, some of the sites involved in the GALLOP and POPLAR trials have been affected by the COVID-19 pandemic, and we will continue to monitor the situation over the upcoming months.

Our third wholly-owned program, ANB030, is an anti-PD-1 agonist antibody program designed to augment PD-1 signaling through ANB030 treatment to suppress T-cell driven human inflammatory diseases. Genetic mutations in the PD-1 pathway are known to be associated with increased susceptibility to human inflammatory diseases, and hence we believe that ANB030 is applicable to diseases where PD-1 checkpoint receptor function may be under-represented. We presented preclinical data for ANB030 at the 2019 Federation of Clinical Immunological Societies (FOCIS) Annual Meeting in June 2019. Our Investigational New Drug Application, or IND, for ANB030 has been cleared, and we anticipate initiation of a Phase 1 healthy volunteer clinical trial in the first half of 2020.
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
In addition to our wholly-owned antibody programs, multiple AnaptysBio-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. We have received to date approximately $100.0 million in cash receipts from collaborations. Our collaborations include an immuno-oncology-focused collaboration with TESARO, Inc. and TESARO Development, Ltd., or collectively TESARO, now a part of GlaxoSmithKline or GSK, and an inflammation-focused collaboration with Celgene Corporation, or Celgene, now part of Bristol-Myers Squibb. A Biologics License Application, or BLA, for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called dostarlimab, was submitted by GSK and accepted by the FDA for endometrial cancer. In addition, the European Medicines Agency, or EMA, recently accepted GSK’s Marketing Authorization Application, or MAA, for dostarlimab in the EU for endometrial cancer. We anticipate marketing approval of dostarlimab by the FDA for endometrial cancer during 2020. Dostarlimab is also under development at GSK for a number of additional oncological indications. For more information about these collaborations, see Part I-Note 4, Collaborative Research and Development Agreements, above.
The following table summarizes certain key information about our wholly-owned and partnered product candidates:

Antibody Program	Therapeutic Indication	Discovery	Preclinical	Phase 1	Phase 2	Phase 3	Commercial Rights
Etokimab (ANB020): Anti-IL-33	Atopic Dermatitis			Phase 1 Data Presented at AAD and AAAAI 2017	Phase 2a Data Presented at AAD and EAACI 2018; Discontinue Development		AnaptysBio
	Eosinophilic Asthma				Phase 2a Data Presented at EAACI 2019; Phase 2b On-Hold		
	Chronic Rhinosinusitis With Nasal Polyps				ECLIPSE: Phase 2 Interim Top-Line Data Q3 2020		
ANB019: Anti-IL-36R	Generalized Pustular Psoriasis			Phase 1 Data Presented at EAACI 2018	GALLOP: Additional Clinical & Regulatory Update H2 2020		
	Palmoplantar Pustulosis				POPLAR: Phase 2 Top-Line Data H2 2020		
ANB030: Anti-PD-1 Agonist	Inflammatory Diseases		IND Cleared	Phase 1 To Be Initiated H1 2020			
ANB032: Anti-BTLA Modulator	Inflammatory Diseases		IND Filing Anticipated H2 2020				
Dostarlimab (TSR-042): Anti-PD-1 Antagonist	Endometrial Cancer					GARNET: BLA & MAA Accepted RUBY: Ongoing	gsk
	Ovarian Cancer				MOONSTONE & OPAL: Ongoing	FIRST: Ongoing	
	Non-Small Cell Lung Cancer				JASPER: Ongoing		
TSR-022: Anti-TIM-3	Immuno-Oncology				AMBER: Dostarlimab Combination Trial Ongoing		
TSR-033: Anti-LAG-3	Immuno-Oncology				CITRINO: Dostarlimab Combination Trial Ongoing		
TSR-075: Anti-PD-1/ LAG-3 Bispecific	Immuno-Oncology		IND-Enabling Studies Ongoing				
CC-90006: Anti-PD-1 Agonist	Psoriasis			Ongoing			Bristol-Myers Squibb
Undisclosed	Inflammation		Ongoing

In addition, in December 2019, a strain of coronavirus was reported in Wuhan, China, and began to spread globally, including to the United States and Europe, in the following months. The World Health Organization has declared COVID-19 to be a pandemic and a public health emergency of international concern. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world and many governments have closed most public establishments, including restaurants, workplaces and schools. Our ongoing clinical trials have been, and may continue to be, affected by the closure of offices, or country borders, among other measures being put in place around the world. The inability to travel and conduct face-to-face meetings can also make it more difficult to enroll new patients in ongoing or planned clinical trials. Any of these circumstances will potentially have a negative impact on our financial results and liquidity in fiscal 2020.
The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing or modifying employee travel, moving to full remote work, and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, patients and business partners.
The extent of the impact of the COVID-19 on our future liquidity and operational performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our trials, patients and collaboration partners, and the effect on our suppliers.
Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. From inception through March 31, 2020, we have received $99.6 million in cash in non-dilutive funding from our collaborators.
Research and Development Expense
Research and development expenses consist of costs associated with our research and development activities, including drug discovery efforts, preclinical and clinical development of our programs, and manufacturing. Our research and development expenses include:

•
External research and development expenses incurred under arrangements with third parties, such as Contract Research Organizations, or CROs, consultants, members of our scientific and therapeutic advisory boards, and Contract Manufacturing Organizations, or CMOs;

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
We have completed Phase 1 and 2a trials for etokimab and Phase 1 trials for ANB019 and have ongoing Phase 2 clinical trials as well.
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
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed with the SEC on March 2, 2020.
Results of Operations - Comparison of the Three Months Ended March 31, 2020 and 2019
Collaboration Revenue
We recognized $15.0 million and $0.0 million in collaboration revenue for the three months ended March 31, 2020 and 2019, respectively, related to two milestones associated with dostarlimab, the anti-PD-1 antagonist antibody partnered with TESARO. The first milestone was for $10.0 million for successful filing of the first NDA in a first indication and the second milestone was for $5.0 million for successful filing of the first MAA in a first indication. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Research and Development Expenses
Research and development expenses were $21.0 million during the three months ended March 31, 2020 compared to $20.6 million during the three months ended March 31, 2019 for an increase of $0.4 million, primarily due to a $0.5 million increase in clinical expenses and a $0.2 million increase in outside services for preclinical and manufacturing expenses, offset by a $0.1 million decrease in salaries and related expenses, including stock compensation expense, and a $0.2 million decrease in other research and development expenses.
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

	Three Months Ended March 31,
	2020	2019	Increase/(Decrease)
External Costs
Etokimab	$7,921	$7,515	$406
ANB019	5,191	5,037	154
ANB030	667	1,483	(816)
Preclinical and other unallocated costs	2,605	1,947	658
Total External Costs	16,384	15,982	402
Internal Costs	4,584	4,649	(65)
Total Costs	$20,968	$20,631	$337
General and Administrative Expenses
General and administrative expenses were $4.3 million during the three months ended March 31, 2020 compared to $4.1 million during the three months ended March 31, 2019 for an increase of $0.2 million, primarily due to a $0.2 million increase in personnel costs including stock compensation expense and a $0.2 million increase in insurance expense, offset by a $0.2 million decrease in professional fees.
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
Interest Expense
Interest expense was $0.0 million and $0.3 million during the three months ended March 31, 2020 and 2019, respectively. The decrease in interest expense during the period is due to the final payment made on our Term Loans on January 1, 2020.
Interest Income
Interest income was $1.9 million and $3.0 million during the three months ended March 31, 2020 and 2019, respectively, which primarily related to our short-term and long-term investments, the balance of which decreased during the period as a result of ongoing clinical trial programs. The decrease in interest income is also attributable to lower interest rates during the three months ended March 31, 2020.
Other Income (Expense), Net
Other income (expense), net was income of less than $0.1 million during both the three months ended March 31, 2020 and 2019, respectively, and primarily related to foreign exchange transactions through our Australian subsidiary and with our foreign CROs and CMOs.
Liquidity and Capital Resources
From our inception through March 31, 2020, we have received an aggregate of $738.5 million to fund our operations which included $619.8 million from the sale of equity securities, $99.6 million from our collaboration agreements and $19.1 million from venture debt. As of March 31, 2020, we had $412.7 million in cash, cash equivalents and investments.
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
Cash, cash equivalents and investments totaled $412.7 million as of March 31, 2020, compared to $428.5 million as of December 31, 2019. We believe that our existing cash, cash equivalents and investments will fund our current operating plan at least into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(15,112)	$(16,099)
Investing activities	10,751	9,657
Financing activities	(1,339)	(1,301)
Net decrease in cash, cash equivalents, and restricted cash	$(5,700)	$(7,743)
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2020 of $15.1 million was primarily due to our net loss of $8.3 million, adjusted for addbacks for non-cash expenses of $3.1 million which includes stock-based compensation and net decreases in working capital of $10.0 million. Net cash used in operating activities during the three months ended March 31, 2019 of $16.1 million was primarily due to our net loss of $22.1 million, adjusted for non-cash expenses of $2.1 million which includes stock-based compensation and net increases in working capital of $3.9 million.
Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2020 and 2019 of $10.8 million and $9.7 million, respectively, primarily relates to the timing of our investment maturity, which was used to fund our operating expenses.
Financing Activities
The net cash used in financing activities during the three months ended March 31, 2020 of $1.3 million primarily related to principal and final payments of $1.4 million made on our Term Loans, offset by $0.04 million in proceeds from the issuance of common stock upon the exercise of stock options. The net cash used in financing activities during the three months ended March 31, 2019 of $1.3 million primarily related to principal payments of $1.9 million made on our Term Loans, offset by $0.6 million in proceeds from the issuance of common stock upon the exercise of stock options.

Contractual Obligations
Operating Leases
We have two non-cancellable office leases with remaining lease terms of approximately 1.5 years, each of which are classified as operating leases. Both leases expire in 2021. Only one of our leases has remaining renewal options, which includes three options to renew for one additional year. The exercise of lease renewal options is at our sole discretion, which we currently do not anticipate exercising and as such were not recognized as part of our ROU asset and lease liabilities. Our lease payments are fixed, and we recognize lease expense for these leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 8.59%.
At March 31, 2020, the future minimum annual obligations under non-cancellable operating lease commitments are $0.7 million for both the remainder of fiscal years ending 2020 and 2021, respectively.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2019 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of March 31, 2020, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On March 25, 2020, a putative shareholder class action complaint was filed in the United States District Court for the Southern District of California against us and three of our current or former officers. The complaint purports to assert claims under Section 10(b) of the Exchange Act, Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our common stock between October 10, 2017 and November 7, 2019, or the Class Period.  The complaint alleges that, during the Class Period, the defendants made material misrepresentations or omissions regarding our etokimab drug that artificially inflated our stock price. The plaintiff seeks, among other things, damages in an unspecified amount, as well as costs and expenses. We believe that the claims in the action are without merit.
From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. Subject to the above-mentioned lawsuit, we are not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business should such litigation be resolved unfavorably. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.
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
The COVID-19 pandemic has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, contractors, and patients, which could adversely and materially impact our business, financial condition and results of operations.
The World Health Organization has declared the outbreak of the novel coronavirus that causes COVID-19 disease a pandemic and public health emergency of international concern. In March 2020, the President of the United States declared a State of National Emergency due to the COVID-19 outbreak. In addition, many jurisdictions have limited, and may further limit, social mobility and gathering. As the COVID-19 pandemic develops, governments (at national, state and local levels), corporations and other authorities may continue to implement restrictions or policies that could adversely impact consumer spending, global capital markets, the global economy and our stock price.
The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing or modifying employee travel, moving to full remote work, and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and patients. In the first quarter of 2020, the shelter-in-place orders stemming from the COVID-19 pandemic have caused disruptions to our corporate operations. A prolonged disruption or any further unforeseen delay in our operations or within any of our business activities could continue to result in reduced participation in ongoing trials or delays in enrolling our planned trials, as we rely on contract research organizations (for non-clinical and clinical activities), or CROs, and contract manufacturing organizations, or CMOs, to conduct our clinical trials and to manufacture our product candidates. If our CROs are unable to continue ongoing trials or to enroll new patients for new trials, or if our CMOs are unable to obtain sufficient quantities of reagents or manufacture adequate drug quantities, our clinical trials could be materially delayed or disrupted. We may also encounter delays from the FDA and other regulatory authorities in our clinical development efforts. We could also be adversely affected if government authorities impose additional restrictions on public gatherings, human interactions, mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if reagent suppliers issue mass recalls of products. Moreover, there is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. We cannot say with certainty how long these measures will remain in place, or what the total impact on our business may be.
Further, in reaction to the spread of COVID-19 in the United States and internationally, many patients and medical facilities are delaying or canceling elective procedures, adding further strain to health care budgets globally. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the COVID-19 pandemic and associated protective or preventative measures expand, we may experience a material adverse effect, either directly or indirectly through our CROs, CMOs, collaboration partners or patients, on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.
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

•	non-clinical or clinical sites becoming unavailable due to political, economic or public health events, such as the recent coronavirus outbreak;

•	clinical sites electing to terminate their participation in one of our clinical trials;

•	inability or unwillingness of patients or medical investigators to follow clinical trial protocols;

•	required clinical trial administrative actions;

•	slower than anticipated patient enrollment;

•	changing standards of care;

•	safety concerns;

•	availability or prevalence of use of a comparative drug or required prior therapy; or

•	clinical outcomes or financial constraints.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. We had $15.0 million in collaboration revenue and our net loss was $8.3 million for the three months ended March 31, 2020 and $22.1 million for the three months ended March 31, 2019, with no collaboration revenue. As of March 31, 2020, we had an accumulated deficit of $252.3 million.
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
We rely on third party clinical investigators, CROs, CMOs, and consultants to design, conduct, supervise and monitor key activities relating to, discovery, manufacturing, non-clinical studies and clinical trials of our product candidates, and we intend to do the same for future activities relating to existing and future programs. Because we rely on third parties and do not have the ability to conduct all required discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent, careful or timely in conducting our discovery, manufacturing, preclinical studies or clinical trials, resulting in discovery, manufacturing, preclinical studies or clinical trials being delayed or unsuccessful, in whole or in part.
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
The market price of our common stock is volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been, and may in the future be, the target of this type of litigation. For example, a purported securities class action is pending in the United States District Court for the Southern District of California against us and certain of our officers and directors. The suit purports to allege claims for allegedly misleading statements regarding our business and financial results. Regardless of the outcome, these matters or future litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On May 4, 2020, we entered into a lease agreement, or Lease Agreement, with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121. Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space in the 10770 Wateridge Circle Building for a term of 124 months, beginning on March 1, 2021 (or on such later date as described in the Lease Agreement). The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option we have to terminate the lease after seven years with the payment of a termination fee. The monthly base rent will be $4.20 per rentable square foot, and will be increased by 3% annually. We are also responsible for real estate taxes, building insurance, maintenance and our pro rata share of direct expenses and utilities under the Lease Agreement.
ITEM 6. EXHIBITS
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.16	Wateridge Lease Agreement.	X
101.INS	Inline XBRL Report Instance Document - The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - (formatted in Inline XBRL and contained in Exhibit 101)

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

ANAPTYSBIO, INC.

Date:	May 6, 2020	By:	/s/ Hamza Suria
Hamza Suria
Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2020	By:	/s/ Eric Loumeau
Eric Loumeau
Interim Chief Financial Officer and General Counsel
(Principal Financial and Accounting Officer)