Form 10-Q
period 2020-06-30
ANAPTYSBIO, INC
filed 2020-08-10
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 6, 2020, there were 27,303,581 shares of the Registrant’s Common Stock outstanding.

AnaptysBio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$221,172	$171,017
Short-term investments	156,706	203,210
Prepaid expenses and other current assets	6,638	3,506
Total current assets	384,516	377,733
Property and equipment, net	1,495	1,618
Long-term investments	14,321	54,305
Other long-term assets	1,354	1,481
Restricted cash	60	60
Total assets	$401,746	$435,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,289	$16,237
Accrued expenses	12,916	11,052
Notes payable, current portion	—	1,375
Other current liabilities	925	871
Total current liabilities	20,130	29,535
Other long-term liabilities	180	654
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 27,287 shares and 27,255 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	27	27
Additional paid in capital	654,492	648,669
Accumulated other comprehensive income	753	338
Accumulated deficit	(273,836)	(244,026)
Total stockholders’ equity	381,436	405,008
Total liabilities and stockholders’ equity	$401,746	$435,197
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue	$—	$5,000	$15,000	$5,000
Operating expenses:
Research and development	17,948	27,350	38,916	47,981
General and administrative	4,687	4,307	8,972	8,448
Total operating expenses	22,635	31,657	47,888	56,429
Loss from operations	(22,635)	(26,657)	(32,888)	(51,429)
Other income (expense), net:
Interest expense	—	(281)	—	(601)
Interest income	1,061	2,957	2,958	5,945
Other income (expense), net	26	(41)	120	(34)
Total other income (expense), net	1,087	2,635	3,078	5,310
Loss before income taxes	(21,548)	(24,022)	(29,810)	(46,119)
Provision for income taxes	—	60	—	79
Net loss	(21,548)	(23,962)	(29,810)	(46,040)
Other comprehensive (loss) income:
Unrealized (loss) income on available for sale securities, net of tax of $0, $99, $0 and $214, respectively	(392)	370	415	797
Comprehensive loss	$(21,940)	$(23,592)	$(29,395)	$(45,243)
Net loss per common share:
Basic and diluted	$(0.79)	$(0.89)	$(1.09)	$(1.70)
Weighted-average number of shares outstanding:
Basic and diluted	27,279	27,026	27,271	27,004
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	27,255	$27	$648,669	$338	$(244,026)	$405,008
Shares issued under employee stock plans	22	—	36	—	—	36
Stock-based compensation	—	—	2,975	—	—	2,975
Comprehensive income, net	—	—	—	807	—	807
Net loss	—	—	—	—	(8,262)	(8,262)
Balance, March 31, 2020	27,277	27	651,680	1,145	(252,288)	400,564
Shares issued under employee stock plans	10	—	71	—	—	71
Stock-based compensation	—	—	2,741	—	—	2,741
Comprehensive loss, net	—	—	—	(392)	—	(392)
Net loss	—	—	—	—	(21,548)	(21,548)
Balance, June 30, 2020	27,287	$27	$654,492	$753	$(273,836)	$381,436
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	26,922	$27	$633,251	$(223)	$(146,690)	$486,365
Shares issued under employee stock plans	84	—	574	—	—	574
Stock-based compensation	—	—	2,867	—	—	2,867
Comprehensive income, net	—	—	—	427	—	427
Net loss	—	—	—	—	(22,078)	(22,078)
Balance, March 31, 2019	27,006	27	636,692	204	(168,768)	468,155
Shares issued under employee stock plans	39	—	215	—	—	215
Stock-based compensation	—	—	3,643	—	—	3,643
Comprehensive income, net	—	—	—	370	—	370
Net loss	—	—	—	—	(23,962)	(23,962)
Balance, June 30, 2019	27,045	$27	$640,550	$574	$(192,730)	$448,421
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,810)	$(46,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	277	239
Stock-based compensation	5,716	6,510
Accretion/amortization of investments, net	61	(1,926)
Non-cash interest expense	—	332
Changes in operating assets and liabilities:
Receivable from collaborative partners	—	(5,000)
Prepaid expenses and other assets	(2,478)	1,609
Accounts payable and other liabilities	(8,488)	12,660
Net cash used in operating activities	(34,722)	(31,616)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments	(86,947)	(132,313)
Sales and maturities of investments	173,262	200,267
Purchases of property and equipment	(170)	(421)
Net cash provided by investing activities	86,145	67,533
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, upon the exercise of stock options	107	789
Payments on notes payable	(1,375)	(3,750)
Net cash used in financing activities	(1,268)	(2,961)
Net increase in cash, cash equivalents, and restricted cash	50,155	32,956
Cash, cash equivalents and restricted cash, beginning of period	171,077	113,656
Cash, cash equivalents and restricted cash, end of period	$221,232	$146,612
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4	$301
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$25	$14
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Notes to Unaudited Consolidated Financial Statements
1. Description of the Business
AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. We are a clinical stage biotechnology company developing first-in-class immunology therapeutic product candidates to patients. We are focused on emerging immune control mechanisms applicable to inflammation and immuno-oncology indications. We develop our product candidates using our proprietary antibody discovery technology platform, which is based upon a breakthrough understanding of the natural process of antibody generation, known as somatic hypermutation, (“SHM”), and replicates this natural process of antibody generation in vitro. We currently generate revenue from milestones achieved under our collaborative research and development arrangements.
        Since our inception, we have devoted our primary effort to research and development activities. Our financial support has been provided primarily from the sale of our common and preferred stock, as well as through funds received under our collaborative research and development agreements. Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. Management believes its currently available resources will provide sufficient funds to enable the Company to meet its operating plans for at least the next twelve months. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, (“U.S. GAAP”), have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Also, certain reclassifications have been made to 2019 financial information to conform to the current year presentation of prepaid expenses and other assets on the Consolidated Statements of Cash Flows. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Interim results are not necessarily indicative of results for a full year, particularly in light of the novel coronavirus pandemic (“COVID-19”), and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and or experience a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Our future research and development expenses and general and administrative expenses may vary significantly if we experience an increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related business activities. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2019, included in our Annual Form 10-K.
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
The following table sets forth the weighted average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Options to purchase common stock	2,838	2,525	2,930	2,443
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
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	June 30, 2020	December 31, 2019
Laboratory equipment	$5,037	$4,911
Office furniture and equipment	823	811
Leasehold improvements	575	575
Property and equipment, gross	6,435	6,297
Less: accumulated depreciation and amortization	(4,940)	(4,679)
Total property and equipment, net	$1,495	$1,618

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	June 30, 2020	December 31, 2019
Accrued compensation and related expenses	$2,036	$2,152
Accrued professional fees	542	435
Accrued research, development and manufacturing expenses	10,126	8,196
Other	212	269
Total accrued expenses	$12,916	$11,052
4. Collaborative Research and Development Agreements
GlaxoSmithKline Collaboration
In March 2014, we entered into a Collaboration and Exclusive License Agreement (the “GSK Agreement”) with TESARO, Inc. an oncology-focused biopharmaceutical company now a part of GlaxoSmithKline (“GSK”). Under the terms of the agreement, we agreed to perform certain discovery and early preclinical development of therapeutic antibodies with the goal of generating immunotherapy antibodies for subsequent preclinical, clinical, regulatory and commercial development to be performed by GSK. Under the terms of the agreement, GSK paid an upfront license fee of $17.0 million in March 2014 and agreed to provide funding to us for research and development services related to antibody discovery programs for three specific targets. In November 2014, we and TESARO, Inc. entered into Amendment No. 1 to the GSK Agreement to add an antibody discovery program against an undisclosed fourth target for an upfront license fee of $2.0 million.

For each development program, we are eligible to receive milestone payments of up to $18.0 million if certain preclinical and clinical trial events are achieved by GSK, up to an additional $90.0 million if certain U.S. and European regulatory submissions and approvals in multiple indications are achieved, and up to an additional $165.0 million upon the achievement of specified levels of annual worldwide net sales. We will also be eligible to receive tiered single-digit royalties related to worldwide net sales of products developed under the collaboration. Unless earlier terminated by either party upon specified circumstances, the agreement will terminate, with respect to each specific developed product, upon the latter of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent. Prior to the adoption of ASC 606, Revenue from Contracts with Customers, we determined that the upfront license fees and research funding under the agreement, as amended, should be accounted for as a single unit of accounting and that the upfront license fees should be deferred and recognized as revenue over the same period that the research and development services are performed. In December 2015, we determined that the research and development services would be extended through December 31, 2016. As a result, the period over which the unrecognized license fees and milestones were recognized was extended through December 31, 2016, and have since been recognized in full.
We assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, GSK, is a customer. We identified the following material promises under the GSK Agreement: (1) the licenses under certain patent rights relating to six discovery programs (four targets) and transfer of certain development and regulatory information, (2) R&D services and (3) Joint Steering Committee meetings. We considered the research and discovery capabilities of GSK for these specific programs, GSK’s inability to sub-license, and the fact that the discovery and optimization of these antibodies is proprietary and could not, at the time of the contract inception, be provided by other vendors, to conclude that the license does not have stand-alone functionality and is therefore not distinct. Additionally, we determined that the steering committee participation would not have been provided without the R&D services and license agreement. Based on these assessments, we identified all services to be interrelated, and therefore concluded that the promises should be combined into a single performance obligation at the inception of the arrangement.
As of June 30, 2020, the transaction price includes the upfront payment, research reimbursement revenue, and milestones earned to date, which are allocated in their entirety to the single performance obligation. We earned and recognized two clinical milestones for $15.0 million during the six months ended June 30, 2020. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones recognized through June 30, 2020 under the GSK Agreement are as follows:

	Anti-PD-1 (GSK4057190A/Dostarlimab)		Anti-TIM-3 (GSK4069889A/Cobolimab)		Anti-LAG-3 (GSK40974386/Encelimab)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15	$1.0M	Q3'16
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16	$4.0M	Q2'17
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17	$3.0M	Q4'19
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	—	—	—	—
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	—	—	—	—
Filing of the first NDA - first indication	$10.0M	Q1'20	—	—	—	—
Filing of the first MAA - first indication	$5.0M	Q1'20	—	—	—	—

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
We recognized $0 and $15.0 million in revenue under this agreement during the three and six months ended June 30, 2020, respectively, and $0 and $5.0 million during the three and six months ended 2019, respectively.
Antibody Generation Agreement with Bristol-Myers Squibb
In December 2011, we entered into a license and collaboration agreement (the “BMS Agreement”) with Celgene, now a part of Bristol-Myers Squibb (“BMS”), to develop therapeutic antibodies against multiple targets. We granted BMS the option to obtain worldwide commercial rights to antibodies generated against each of the targets under the agreement, which option was triggered on a target-by-target basis by our delivery of antibodies meeting certain pre-specified parameters pertaining to each target under the agreement.
The agreement provided for an upfront payment of $6.0 million from BMS, which we received in 2011 and recognized through 2014, milestone payments of up to $53.0 million per target, low single-digit royalties on net sales of antibodies against each target, and reimbursement of specified research and development costs.
We assessed this arrangement in accordance with ASC Topic 606 and concluded that the contract counterparty, BMS, is a customer. We identified the following material promises under the BMS Agreement: (1) the licenses under certain patent rights relating to four targets and transfer of certain development and regulatory information, (2) R&D services, (3) a written report documenting findings and (4) Steering Committee meetings. We considered the research and discovery capabilities of BMS, BMS’s inability to sub-license the four targets, and the fact that the discovery and optimization of these antibodies is proprietary and could not, at the time of the contract inception, be provided by other vendors, to conclude that the license does not have stand-alone functionality and is therefore not distinct. Additionally, we determined that the report of findings and steering committee participation would not have been provided without the R&D services and license agreement. Based on these assessments, we identified all services to be interrelated, and therefore concluded that the promises should be combined into a single performance obligation at the inception the arrangement.
As of June 30, 2020, the transaction price includes the upfront payment, success fees, expense reimbursement, and milestones earned to date, which are allocated in their entirety to the single performance obligation. None of the future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors, including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials and the licensees’ efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the IP license granted to BMS and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones achieved through June 30, 2020 under the BMS Agreement are as follows:

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
There was no revenue recognized under this agreement during the three and six months ended June 30, 2020 and 2019.

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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2020
Money market funds(1)	$213,898	$213,898	$—	$—
Mutual funds(1)	7,633	7,633	—	—
U.S. Treasury securities(2)	103,459	103,459	—	—
Certificates of deposit(2)	4,724	—	4,724	—
Agency securities(2)	16,658	—	16,658	—
Commercial and corporate obligations(2)	46,186	—	46,186	—
At December 31, 2019
Money market funds(1)	$162,928	$162,928	$—	$—
Mutual funds(1)	7,619	7,619	—	—
U.S. Treasury securities(2)	96,434	96,434	—	—
Certificates of deposit(2)	5,428	—	5,428	—
Agency securities(2)	33,623	—	33,623	—
Commercial and corporate obligations(2)	122,030	—	122,030	—
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
Fair Value of Other Financial Instruments
The fair value of our other financial instruments estimated as of June 30, 2020 and December 31, 2019 are presented below:

	June 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$—	$—	$1,375	$1,365
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
Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of June 30, 2020 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$16,607	$52	$(1)	$16,658
Certificates of deposit(2)	4,683	41	—	4,724
Commercial and corporate obligations(3)	45,961	225	—	46,186
U.S. Treasury securities(4)	102,816	643	—	103,459
Total available-for-sale investments	$170,067	$961	$(1)	$171,027
(1) Of our outstanding agency securities, $10.1 million have maturity dates of less than one year and $6.5 million have a maturity date of between one to two years as of June 30, 2020.
(2) All of our outstanding certificates of deposit have a maturity date of less than one year as of June 30, 2020.
(3) All of our outstanding commercial and corporate obligations have maturity dates of less than one year as of June 30, 2020.
(4) Of our outstanding U.S. Treasury securities, $95.7 million have maturity dates of less than one year and $7.8 million have a maturity date of between one to two years as of June 30, 2020.
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2020
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$3,630	$(1)	$—	$—	$3,630	$(1)

	December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial and corporate obligations	$5,986	$(4)	$—	$—	$5,986	$(4)
US Treasury Securities	17,608	(2)	—	—	17,608	(2)
Total	$23,594	$(6)	$—	$—	$23,594	$(6)

7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 27,287,338 shares were issued and outstanding as of June 30, 2020. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at June 30, 2020 are as follows:

Issued and Outstanding:
Stock options	2,697,996
Shares Reserved For:
2017 Equity Incentive Plan	3,277,042
2017 Employee Stock Purchase Plan	997,682
Total	6,972,720
8. Equity Incentive Plans
2017 Equity Incentive Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017, and replaced our existing 2006 Equity Incentive Plan. Under the 2017 Plan we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan will be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The 2017 Plan automatically increased by 1,090,203 shares as of January 1, 2020.
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
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one year period. Each have a maximum term of ten years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the six months ended June 30, 2020 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	3,039,880	$29.40
Granted	142,650	$16.28
Exercises	(32,256)	$3.31
Forfeitures and cancellations	(452,278)	$37.79
Outstanding at June 30, 2020	2,697,996	$27.61	7.12	$19,517
Exercisable at June 30, 2020	1,365,178	$25.89	5.40	$12,530
Stock-Based Compensation Expense
The estimated fair values of stock option awards granted to employees were determined on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	1.2%	2.5%
Expected volatility	91.8%	68.5%
Expected dividend yield	—%	—%
Expected term (in years)	6.25	6.25
Weighted average grant date fair value per share	$11.97	$44.02
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
Total non-cash stock based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Research and development	$958	$1,649	$2,104	$2,889
General and administrative	1,783	1,994	3,612	3,621
Total	$2,741	$3,643	$5,716	$6,510

At June 30, 2020, there was $24.1 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.99 years.
9. Commitments and Contingencies
Operating Leases
We have two non-cancellable office leases (the “Office Leases”), with remaining lease terms of approximately 1.25 years, each of which are classified as operating leases. Both leases expire in 2021. Only one of our leases has remaining renewal options, which includes three options to renew for one additional year. The exercise of lease renewal options is at our sole discretion, which we currently do not anticipate exercising and as such were not recognized as part of our right-of-use (“ROU”) asset and lease liabilities. Our lease payments are fixed, and we recognize lease expense for these leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 8.59%.
Our balance sheet includes our ROU assets and lease liabilities as follows (in thousands):

Leases	Classification on the Balance Sheet	June 30, 2020	December 31, 2019
Operating ROU assets	Other long-term assets	$1,020	$1,402
Operating lease liabilities	Other current liabilities	925	871
Operating lease liabilities	Other long-term liabilities	180	654
The following costs are included in our consolidated statements of cash flow (in thousands):

		Six Months Ended June 30,
Leases	Classification on the Cash Flow	2020	2019
Operating lease cost	Operating	$440	$440
Cash paid for amounts included in the measurement of lease liabilities	Operating	478	463
At June 30, 2020, the future minimum annual obligations for the Office Leases in excess of one year are as follows (in thousands):

Years Ending December 31,
2020	$490
2021	676
2022	—
2023	—
2024	—
Thereafter	—
Total minimum payments required	1,166
Less imputed interest	(61)
Total	$1,105
On May 4, 2020, we entered into a lease agreement (the “Lease Agreement”) with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121. Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space in the 10770 Wateridge Circle Building for a term of 124 months, beginning on March 1, 2021 (or on such later date as described in the Lease Agreement). The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option we have to terminate the lease after seven years with the payment of a termination fee. The monthly base rent will be $4.20 per rentable square foot, and will be increased by 3% annually. We are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses and utilities under the Lease Agreement. As of June 30, 2020, we have recorded $0.2 million in prepaid rent and $0.3 million as a security deposit, in accordance with the terms of the Lease Agreement.

Shareholder Lawsuit
On March 25, 2020, a putative securities class action was filed in the United States District Court for the Southern District of California naming AnaptysBio and certain of its current or former officers as defendants. The complaint purports to assert claims under Section 10(b) of the Exchange Act, Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our common stock between October 10, 2017 and November 7, 2019 (the “Class Period”). The complaint alleges that, during the Class Period, the defendants made material misrepresentations or omissions regarding our etokimab drug that artificially inflated our stock price. The plaintiff seeks, among other things, damages in an unspecified amount, as well as costs and expenses. We believe that the plaintiff’s allegations are without merit and intend to vigorously defend against the claims. Because AnaptysBio is in the early stages of this litigation matter, we are unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

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
The forward-looking statements in this report include, among other things, statements about:
•the success, cost and timing of our product candidate development activities and ongoing and planned clinical trials;
•our plans to develop and commercialize antibodies, including our lead product candidates: etokimab for patients with respiratory disorders and imsidolimab for patients with generalized pustular psoriasis (“GPP”) and palmoplantar pustulosis (“PPP”);
•the impact of the coronavirus (“COVID-19”) pandemic on our business and the U.S. and global economies;
•the likelihood that the clinical data generated in any study we performed, are performing or plan to perform in a non-US jurisdiction will be subsequently accepted by the U.S. Food and Drug Administration (“FDA”) and/or by foreign regulatory authorities outside of the jurisdiction where the study was being performed;
•the timing and ability of our collaborators to develop and commercialize our partnered product candidates;
•the potential benefits and advantages of our product candidates and approaches versus those of our competitors;
•our ability to execute on our strategy, including advancing our lead product candidates, identifying emerging opportunities in key therapeutic areas, continuing to expand our wholly-owned pipeline and retaining rights to strategic products in key commercial markets;
•our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•the timing of and our ability to obtain and maintain regulatory approvals for etokimab and imsidolimab and our other product candidates;
•our ability to develop our product candidates;
•the rate and degree of market acceptance and clinical utility of any approved product candidates;
•the size and growth potential of the markets for any approved product candidates, and our ability to serve those markets;
•our commercialization, marketing and manufacturing capabilities and strategy;
•our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•regulatory developments in the United States, the United Kingdom, Australia and other foreign countries;
•the success of competing therapies that are or may become available;
•our ability to attract and retain key scientific or management personnel;
•our use of the net proceeds from our public offerings;
•our ability to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives; and
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the six months ended June 30, 2020, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019, included in the Company’s Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements”.
Overview
We are a clinical stage biotechnology company developing first-in-class immunology therapeutic product candidates to patients. We are focused on emerging immune control mechanisms applicable to inflammation and immuno-oncology indications. We develop our product candidates using our proprietary antibody discovery technology platform, which is based upon a breakthrough understanding of the natural process of antibody generation, known as somatic hypermutation (“SHM”), and replicates this natural process of antibody generation in vitro. Our strategy is to advance the development of our proprietary product candidates, and where applicable, establish partnerships with leading biopharmaceutical companies where we retain certain development and commercialization rights. Our most advanced wholly-owned antibody programs, imsidolimab, etokimab, ANB030 and ANB032, are designed to modulate therapeutic targets that are genetically associated with human inflammatory disorders.
Imsidolimab, our IL-36R antibody previously referred to as ANB019, inhibits the interleukin-36 receptor (“IL-36R”), and is being developed for the treatment of rare inflammatory diseases including generalized pustular psoriasis, (“GPP”), and palmoplantar pustulosis, (“PPP”). We completed a Phase 1 clinical trial in healthy volunteers, which was presented at EAACI 2018, where imsidolimab was well-tolerated by all subjects, no dose-limiting toxicities were observed, and no serious adverse events were reported among any subjects in the trial. We are conducting an open-label, multi-dose, single-arm Phase 2 trial of imsidolimab in up to 10 GPP patients, also referred to as the GALLOP trial, where an interim analysis, announced in September 2019, was conducted after the first two patients completed 16-weeks (Day 113) with imsidolimab monotherapy. Both patients achieved the primary endpoint of disease improvement at Day 29 and Day 113 without requiring rescue therapy. Patients demonstrated rapid and sustained modified Japanese Dermatology Association (“mJDA”) improvement and complete clearance of skin pustules from Day 8 through Day 113. C-reactive protein (“CRP”), levels decreased to nearly normal in both patients and genotypic testing of these two patients indicated that imsidolimab may be broadly applicable to pustular disease patients without a requirement for genetic screening. We anticipate additional clinical data and a regulatory strategy update for the development of imsidolimab in GPP during the fourth quarter of 2020. In July 2020, the U.S. Food and Drug Administration granted orphan drug designation for imsidolimab for the treatment of patients with GPP. We are also conducting a randomized, double-blind, placebo-controlled approximately 50-patient multi-dose trial of imsidolimab in PPP, also referred to as the POPLAR trial, where top-line data are anticipated in the first quarter of 2021, which has been impacted by COVID-19 related clinical site closures.
In addition to GPP and PPP, we anticipate initiation of Phase 2 trials of imsidolimab in two new indications. Treatment of solid tumors with inhibitors of epidermal growth factor (EGFRi) and MAPK/ERK kinase (MEKi) is frequently limited by the occurrence of skin toxicities. Recent translational data has suggested that these skin toxicities are mediated by excess IL-36 signaling, leading to IL-8-mediated cutaneous neutrophilia and acneiform rash. Based on existing claims data, approximately 60,000 patients are prescribed EGFRi and/or MEKi treatments annually, and the vast majority of these patients experience dermatological toxicity, which in some cases leads to dose reduction and/or discontinuation of treatment. Current standard-of-care treatments are generally ineffective in patients with the most severe grades of EGFRi and/or MEKi mediated acneiform rash. During the fourth quarter of 2020, we anticipate initiating a Phase 2 trial of imsidolimab, in combination with EGFRi/MEKi inhibitors, to assess its efficacy in the treatment of this indication.

Ichthyosis is a family of rare, inherited, dermatological disorders characterized by dry, scaling and thickened skin. Recent human translational studies have suggested that the underlying skin inflammation responsible for ichthyosis is mediated by dysregulated IL-36 signaling, and we believe that imsidolimab treatment may be efficacious in treatment of this condition. Approximately 6,000 patients in the United States are affected with moderate-to-severe levels of ichthyosis and no approved therapies are available for this disease. We anticipate initiating a Phase 2 trial of imsidolimab in this indication during the fourth quarter of 2020.
Etokimab, our anti-IL-33 antibody previously referred to as ANB020, inhibits the activity of the interleukin-33 cytokine (“IL-33”), which we believe may be applicable to the treatment of respiratory disorders. We are conducting a randomized, placebo-controlled Phase 2 trial of etokimab in approximately 100 adult patients with CRSwNP, also referred to as the ECLIPSE trial, which is a debilitating atopic disorder associated with elevated IL-33 pathway signaling. We recently reported top-line data from a week 8 interim analysis of the ECLIPSE trial. Patients dosed with etokimab every four (q4w) or eight weeks (q8w) failed to achieve statistically significant improvement in their bilateral nasal polyps score (NPS), an endoscopic measure of nasal occlusion, and in their sino-nasal outcome test (SNOT-22), a patient reported quality-of-life assessment, versus placebo at the week 8 timepoint. Both endpoints demonstrated statistically significant improvement over baseline levels of NPS and SNOT-22. Blood eosinophil levels, which are a biomarker of etokimab’s mechanism, demonstrated statistically significant reduction relative to baseline in both etokimab treatment arms. We intend to determine next steps for the etokimab program after reviewing week 16 primary endpoint by year-end 2020.
Our third wholly-owned program, ANB030, is an anti-PD-1 agonist antibody program designed to augment PD-1 signaling through ANB030 treatment to suppress T-cell driven human inflammatory diseases. Genetic mutations in the PD-1 pathway are known to be associated with increased susceptibility to human inflammatory diseases, and hence we believe that ANB030 is applicable to diseases where PD-1 checkpoint receptor function may be under-represented. We presented preclinical data for ANB030 at the Festival of Biologics Annual Meeting in March 2020. Our Investigational New Drug Application (“IND”) for ANB030 has been cleared, and in the first half of 2020 we initiated a Phase 1 healthy volunteer clinical trial, which is designed to assess the safety, pharmacokinetics and pharmacodynamics of ANB030 in single and multiple ascending dose cohorts. We anticipate top-line data from this Phase 1 trial in mid-2021.
Our fourth wholly-owned program is an anti-BTLA modulator antibody, known as ANB032, which is broadly applicable to human inflammatory diseases associated with lymphoid and myeloid immune cell dysregulation. Mutations in the BTLA signaling pathway are associated with human inflammatory disease and we believe ANB032 silences pro-inflammatory signaling by modulating BTLA binding to HVEM. We anticipate filing an IND for ANB032 during the fourth quarter of 2020.
In addition to our wholly-owned antibody programs, multiple Company-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. We have received to date approximately $105.0 million in cash receipts from collaborations. Our collaborations include an immuno-oncology-focused collaboration with GSK, Inc. and an inflammation-focused collaboration with BMS Corporation. A Biologics License Application (“BLA”) for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called dostarlimab, was submitted by GSK and accepted by the FDA for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (“dMMREC”). In addition, the European Medicines Agency (“EMA”) recently accepted GSK’s Marketing Authorization Application (“MAA”) for dostarlimab in the EU for (dMMREC). We received a $10.0 million cash milestone payment upon the FDA acceptance and anticipate an additional $20.0 million cash milestone payment upon first FDA approval of dostarlimab during the second half of 2020. This FDA approval is dependent on a pre-approval inspection of the dostarlimab manufacturing site by the FDA and the approval is therefore contingent on easing of COVID-19 travel restrictions. We also received a $5.0 million milestone payment for the EMA acceptance and anticipate an additional $10.0 million cash milestone payment upon EMA approval. In addition, GSK anticipates submitting a regulatory filing for potential approval of dostarlimab in a second indication, the treatment of pan-deficient mismatch repair tumors, during the first half of 2021.We anticipate receiving additional milestones from GSK, of equal magnitude to the milestone payments outlined above, upon acceptance and approval of BLA and EMA filings of dostarlimab for this second indication. Dostarlimab is also under development at GSK for a number of additional oncological indications. For more information about these collaborations, see Part I-Note 4, Collaborative Research and Development Agreements, above.

The following table summarizes certain key information about our wholly-owned and partnered product candidates:

Antibody Program	Therapeutic Indication	Development Stage & Anticipated Milestones					Commercial Rights
		Discovery	Preclinical	Phase 1	Phase 2	Phase 3	
Imsidolimab (ANB019): Anti-IL-36R	Generalized Pustular Psoriasis			Phase 1 Data Presented at EAACI 2018	GALLOP: Clinical & Regulatory Update Q4 2020 FDA Orphan Drug Designation Received		AnaptysBio
	Palmoplantar Pustulosis				POPLAR: Phase 2 Top-Line Data Q1 2021		
	EGFRi-Mediated Skin Toxicity				Phase 2 Initiation Q4 2020		
	Ichthyosis				Phase 2 Initiation Q4 2020		
Etokimab (ANB020): Anti-IL-33	Atopic Dermatitis			Phase 1 Data Presented at AAD and AAAAI 2017	Phase 2a Data Presented at AAD and EAACI 2018 Discontinue Development		
	Eosinophilic Asthma				Phase 2a Data Presented at EAACI 2019 Phase 2b On-Hold		
	Chronic Rhinosinusitis With Nasal Polyps				ECLIPSE: Phase 2 Complete Data Year-End 2020		
ANB030: Anti-PD-1 Agonist	Inflammatory Diseases			Phase 1 Top-Line Data Mid-2021			
ANB032: Anti-BTLA Modulator	Inflammatory Diseases		IND Filing Anticipated Q4 2020				
Dostarlimab (GSK4057190): Anti-PD-1 Antagonist	dMMR Endometrial Cancer					US Approval Anticipated H2 2020 EMA MAA Filing Accepted	gsk
	dMMR Pan-Tumor					Regulatory Filing Anticipated H1 2021	
	Ovarian Cancer				MOONSTONE & OPAL: Ongoing	FIRST: Ongoing	
Cobolimab (GSK4069889): Anti-TIM-3 Antagonist	Immuno-Oncology				AMBER: Dostarlimab Combination Trial Ongoing		
GSK4074386: Anti-LAG-3 Antagonist	Immuno-Oncology				CITRINO: Dostarlimab Combination Trial Ongoing		
TSR-075: Anti-PD-1/ LAG-3 Bispecific	Immuno-Oncology		IND-Enabling Studies Ongoing				
CC-90006: Anti-PD-1 Agonist	Psoriasis			Ongoing			Bristol-Myers Squibb
Undisclosed	Inflammation		Ongoing

In addition, in December 2019, a strain of coronavirus was reported in Wuhan, China, and began to spread globally, including to the United States and Europe, in the following months. The World Health Organization has declared COVID-19 to be a pandemic and a public health emergency of international concern. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world and many governments have closed most public establishments, including restaurants, workplaces and schools. Our ongoing clinical trials have been, and may continue to be, affected by the closure of offices, or country borders, among other measures being put in place around the world. The inability to travel and conduct face-to-face meetings can also make it more difficult to enroll new patients in ongoing or planned clinical trials. Any of these circumstances will potentially have a negative impact on our financial results and the timing of our clinical trials.
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

Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. From inception through June 30, 2020, we have received $104.6 million in cash in non-dilutive funding from our collaborators.
Research and Development Expense
Research and development expenses consist of costs associated with our research and development activities, including drug discovery efforts, preclinical and clinical development of our programs, and manufacturing. Our research and development expenses include:
•External research and development expenses incurred under arrangements with third parties, such as Contract Research Organizations (“CROs”), consultants, members of our scientific and therapeutic advisory boards, and Contract Manufacturing Organizations (“CMOs”);
•Employee-related expenses, including salaries, benefits, travel and stock-based compensation;
•Facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory supplies; and
•License and sub-license fees.
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
We have completed Phase 1 and 2a trials for etokimab and Phase 1 trials for imsidolimab and have ongoing Phase 2 clinical trials as well.
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
Interest Expense
Interest expense consists of floating interest payments and amortization of discounts on our outstanding notes payable relating to our Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank, as amended, which we refer to as the Loan Agreement. On January 1, 2020, the Loan Agreement was paid in full, without penalty or premium.
Interest Income
Interest income consists primarily of interest earned on our short-term and long-term investments, and is recognized when earned.

Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed with the SEC on March 2, 2020.
Results of Operations - Comparison of the Three and Six Months Ended June 30, 2020 and 2019
Collaboration Revenue
We recognized $0 million and $15.0 million in collaboration revenue for the three and six months ended June 30, 2020, respectively, related to two milestone payments associated with dostarlimab, the anti-PD-1 antagonist antibody partnered with GSK. The first milestone payment was for $10.0 million for successful filing of the first NDA in a first indication and the second milestone payment was for $5.0 million for successful filing of the first MAA in a first indication. We recognized $5.0 million for both the three and six months ended June 30, 2019 related to a milestone payments for the initiation of a Phase 3 trial in a second indication for dostarlimab, the anti-PD-1 antagonist antibody. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Research and Development Expenses
Research and development expenses were $17.9 million during the three months ended June 30, 2020 compared to $27.4 million during the three months ended June 30, 2019 for a decrease of $9.5 million, primarily due to a $7.6 million decrease in outside services for manufacturing expenses, $0.9 million decrease in salaries and related expenses, including stock compensation expense, $0.9 million decrease in clinical expenses, and a $0.1 million decrease in other research and development expenses.
Research and development expenses were $38.9 million during the six months ended June 30, 2020 compared to $48.0 million during the six months ended June 30, 2019 for a decrease of $9.1 million, primarily due to a $7.6 million decrease in outside services for manufacturing expenses, $1.0 million decrease in salaries and related expenses, including stock compensation expense, $0.4 million decrease in clinical expenses, and a $0.1 million decrease in other research and development expenses.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
External Costs
Etokimab	$3,969	$11,667	$(7,698)	$11,891	$19,163	$(7,272)
Imsidolimab	3,625	5,108	(1,483)	8,816	10,165	(1,349)
ANB030	973	3,494	(2,521)	1,639	4,977	(3,338)
Preclinical and other unallocated costs	5,392	2,201	3,191	7,997	4,147	3,850
Total External Costs	13,959	22,470	(8,511)	30,343	38,452	(8,109)
Internal Costs	3,989	4,880	(891)	8,573	9,529	(956)
Total Costs	$17,948	$27,350	$(9,402)	$38,916	$47,981	$(9,065)
General and Administrative Expenses
General and administrative expenses were $4.7 million during the three months ended June 30, 2020 compared to $4.3 million during the three months ended June 30, 2019 for an increase of $0.4 million, primarily due to a $0.6 million increase in legal expenses and $0.2 million increase in insurance expense, offset by a $0.2 million decrease in personnel costs including stock compensation expense, $0.1 million decrease in professional fees, and $0.1 million decrease in travel expenses.
General and administrative expenses were $9.0 million during the six months ended June 30, 2020 compared to $8.4 million during the six months ended June 30, 2019 for an increase of $0.6 million, primarily due to a $0.6 million increase in legal expenses and $0.4 million increase in insurance expense, offset by a $0.3 million decrease in professional fees, $0.1 million decrease in personnel costs including stock compensation expense, and $0.1 million decrease in travel expenses.
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
Interest Expense
Interest expense was $0 for both the three and six months ended June 30, 2020, and $0.3 million and $0.6 million during the three and six months ended June 30, 2019, respectively. The decrease in interest expense during the periods is due to the final payment made on our Term Loans on January 1, 2020.
Interest Income
Interest income was $1.1 million and $3.0 million during the three and six months ended June 30, 2020, respectively, and was $3.0 million and $5.9 million during the three and six months ended June 30, 2019, respectively, which primarily related to our short-term and long-term investments, the balance of which decreased during the periods as a result of funding our clinical trial programs. The decrease in interest income is also attributable to lower interest rates during the six months ended June 30, 2020.
Other Income (Expense), Net
Other income (expense), net was income of less than $0.1 million and expense of less than $0.1 million for the three and six months ended June 30, 2020, respectively, and income of $0.1 million and expense of less than $0.1 million for the three and six months ended June 30, 2019, respectively, and primarily related to foreign exchange transactions through our Australian subsidiary and with our foreign CROs and CMOs.

Liquidity and Capital Resources
From our inception through June 30, 2020, we have received an aggregate of $743.6 million to fund our operations which included $619.9 million from the sale of equity securities, $104.6 million from our collaboration agreements and $19.1 million from venture debt. As of June 30, 2020, we had $392.2 million in cash, cash equivalents and investments.
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
Cash, cash equivalents and investments totaled $392.2 million as of June 30, 2020, compared to $428.5 million as of December 31, 2019. We believe that our existing cash, cash equivalents and investments will fund our current operating plan at least into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(34,722)	$(31,616)
Investing activities	86,145	67,533
Financing activities	(1,268)	(2,961)
Net increase in cash, cash equivalents, and restricted cash	$50,155	$32,956
Operating Activities
Net cash used in operating activities during the six months ended June 30, 2020 of $34.7 million was primarily due to our net loss of $29.8 million, adjusted for addbacks for non-cash expenses of $6.1 million which includes stock-based compensation and net decreases in working capital of $11.0 million. Net cash used in operating activities during the six months ended June 30, 2019 of $31.6 million was primarily due to our net loss of $46.0 million, adjusted for non-cash expenses of $5.2 million which includes stock-based compensation and net increases in working capital of $9.3 million.
Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2020 and 2019 of $86.1 million and $67.5 million, respectively, primarily relates to the timing of our investment maturity, which was used to fund our operating expenses.
Financing Activities
The net cash used in financing activities during the six months ended June 30, 2020 of $1.3 million primarily related to principal and final payments of $1.4 million made on our Term Loans, offset by $0.1 million in proceeds from the issuance of common stock upon the exercise of stock options. The net cash used in financing activities during the six months ended June 30, 2019 of $3.0 million primarily related to principal payments of $3.8 million made on our Term Loans, offset by $0.8 million in proceeds from the issuance of common stock upon the exercise of stock options.
Contractual Obligations
Operating Leases
We have two non-cancellable office leases (“Office Leases”) with remaining lease terms of approximately 1.25 years, each of which are classified as operating leases. Both leases expire in 2021. Only one of our leases has remaining renewal options, which includes three options to renew for one additional year. The exercise of lease renewal options is at our sole discretion, which we currently do not anticipate exercising and as such were not recognized as part of our ROU asset and lease liabilities. Our lease payments are fixed, and we recognize lease expense for these leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 8.59%.
At June 30, 2020, the future minimum annual obligations under the Office Leases are $0.5 million and $0.7 million for the remainder of fiscal years ending 2020 and 2021, respectively.
On May 4, 2020, we entered into a lease agreement (“Lease Agreement”) with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121. Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space in the 10770 Wateridge Circle Building for a term of 124 months, beginning on March 1, 2021 (or on such later date as described in the Lease Agreement). The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option we have to terminate the lease after seven years with the payment of a termination fee. The monthly base rent will be $4.20 per rentable square foot, and will be increased by 3% annually. We are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses and utilities under the Lease Agreement.
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
We also entered into indemnification agreements with our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving in such capacity, as permitted under Delaware law, in accordance with our certificate of incorporation and bylaws, and pursuant to agreements providing for indemnification entered into with our officers and directors. The term of the indemnification period lasts as long as an officer or director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2019 Form 10-K.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of June 30, 2020, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On March 25, 2020, a putative securities class action was filed in the United States District Court for the Southern District of California naming AnaptysBio and certain of its current or former officers as defendants. The complaint purports to assert claims under Section 10(b) of the Exchange Act, Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our common stock between October 10, 2017 and November 7, 2019 (the “Class Period”). The complaint alleges that, during the Class Period, the defendants made material misrepresentations or omissions regarding our etokimab drug that artificially inflated our stock price. The plaintiff seeks, among other things, damages in an unspecified amount, as well as costs and expenses. We believe that the plaintiff’s allegations are without merit and intend to vigorously defend against the claims. Because AnaptysBio is in the early stages of this litigation matter, we are unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.
From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.
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
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. For example, results from our initial Phase 2a clinical trial of etokimab in moderate-to-severe atopic dermatitis patients was not representative of the results we experienced in our later Phase 2b trial. Similarly, we reported interim results of our GALLOP Phase 2 clinical trial of imsidolimab, which included data for two patients who had completed the Day 113 trial period. While we believe these results are likely to be representative of subsequent patients in the trial, the results we have observed to date may not be predictive of results once all 10 patients have completed the trial. If our later clinical trials are unsuccessful, our product candidates may be delayed in development or fail entirely, which would have a material adverse impact on our business.
We have elected to structure our initial Phase 2a clinical trials with etokimab as investigational studies that enroll a relatively limited number of patients and are intended to allow us to better assess patient responses and potential efficacy results before designing and commencing Phase 2b clinical trials. We believe the results we have observed in the initial Phase 2a clinical trials of etokimab in severe adult eosinophilic asthma may suggest a reasonable basis for continuing development of etokimab in this indication through a larger Phase 2b clinical trial. However, as a result of the recently announced topline data from our ATLAS trial in atopic dermatitis, we have decided to postpone the initiation of our planned Phase 2b etokimab clinical trial in eosinophilic asthma, a multi-dose, randomized, double-blinded, placebo-controlled trial in 300-400 patients, until we have the opportunity to analyze the complete results from our currently ongoing Phase 2 trial of etokimab in CRSwNP. Our Phase 2a trials involved relatively small patient populations, for example 25 patients in our Phase 2a trial in severe adult eosinophilic asthma. The results we have observed in this smaller patient populations may not be predictive of results we will experience in later studies. Furthermore, the average results reported from our Phase 2a trial in severe eosinophilic asthma (for example, the average change in FEV1 reported) were subject to significant variability due to the small number of patients enrolled, and as expected were not statistically significant. In addition, we elected to structure our initial Phase 2a clinical trial in eosinophilic asthma as a single dose study, which may not be representative of the efficacy and/or safety observed in subsequent multi-dose Phase 2, Phase 2b or Phase 3 clinical trials.
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
Furthermore, our rationale for conducting clinical trials of etokimab in multiple indications is that we believe etokimab’s mechanism of action, the inhibition of IL-33, has the potential be effective for treatment of a range of atopic inflammatory disorders. However, in light of the recently announced topline data from our ATLAS trial of etokimab in atopic dermatitis and our recently announced interim analysis from our ECLIPSE trial of etokimab in CRSwNP, it is possible that our assumptions regarding the effectiveness of etokimab’s mechanism of action may be incorrect, and that etokimab may be ineffective in certain inflammatory disorders or may be ineffective in treating inflammatory disorders generally. If this were the case, then the complete results from our ongoing Phase 2 clinical trial of etokimab in CRSwNP, and results from any other clinical trials of etokimab that we conduct, are less likely to be positive.
If our later clinical trials of etokimab or imsidolimab are unsuccessful, whether for one of the reasons mentioned above or otherwise, etokimab or imsidolimab may be delayed in development or fail entirely, which would have a material adverse impact on our business.
The success of our current product candidates, and any other product candidates we may develop in the future, will depend on many factors, including the following:
•obtaining regulatory permission to initiate clinical trials;
•successful enrollment of patients in, and the completion of, our planned clinical trials;
•receiving marketing approvals from applicable regulatory authorities;
•establishing commercial manufacturing capabilities and/or making arrangements with third-party manufacturers;
•obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and their components;
•enforcing and defending intellectual property rights and claims;
•achieving desirable therapeutic properties for our product candidates’ intended indications;

•launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with third parties;
•acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•effectively competing with other therapies; and
•maintaining an acceptable safety profile of our product candidates through clinical trials and following regulatory approval.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would harm our business.
Furthermore, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease. We may not be able to initiate our planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the U.S. Food and Drug Administration (“FDA”) or foreign regulatory authorities. More specifically, some of our product candidates, including imsidolimab, initially target indications that are very rare, which can prolong the clinical trial timeline for the regulatory process if sufficient patients cannot be enrolled in a timely manner.
The COVID-19 pandemic has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, contractors, and patients, which could adversely and materially impact our business, financial condition and results of operations.
The COVID-19 pandemic and mitigation measures have had, and may continue to have, an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.
The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing or modifying employee travel, moving to full remote work, and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and patients. In response to the COVID-19 pandemic, we limited our office to only those employees completing laboratory-based tasks essential to the development efforts, and are starting to allow other employees to work in our office with certain precautions in place that we believe will ensure our employees’ safety and wellbeing. “Essential” employees that are unable to telework continue to work at our facilities, and we have implemented appropriate safety measures, including social distancing, face covering, and increased sanitation standards. We are following guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees, and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among our workforce due to the COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and well-being of our “essential” employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace, and they may be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.

A prolonged disruption or any further unforeseen delay in our operations or within any of our business activities could continue to result in reduced participation in ongoing trials or delays in enrolling our planned trials, as we rely on contract research organizations (for non-clinical and clinical activities) (“CROs”) and contract manufacturing organizations (“CMOs”) to conduct our clinical trials and to manufacture our product candidates. If our CROs are unable to continue ongoing trials or to enroll new patients for new trials, or if our CMOs are unable to obtain sufficient quantities of reagents or manufacture adequate drug quantities, our clinical trials could be materially delayed or disrupted. We may also encounter delays from the FDA, EMA or other health authorities in our clinical development efforts. Any elongation or de-prioritization of our preclinical studies or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. Further, in reaction to the spread of COVID-19 in the United States and internationally, many patients and medical facilities are delaying or canceling elective procedures, adding further strain to health care budgets globally.
The COVID-19 pandemic may result in the inability of our suppliers to deliver supplies to us on a timely basis. We currently utilize third parties to, among other things, manufacture components of our product candidates and, in the future, intend to utilize third parties to conduct our preclinical and clinical studies. If either we or any third-party parties in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our preclinical studies.
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
We have conducted various preclinical studies of our product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. We have only completed early clinical trials for etokimab, and subsequent patient trials with etokimab are currently ongoing. We also have only completed a Phase 1 clinical trial with imsidolimab and subsequent patient trials with imsidolimab are currently ongoing. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, or to observe results in later stage clinical trials that are unexpected based on early clinical trials. Many product candidates fail in clinical trials despite promising preclinical and early clinical results. In addition, top-line results of a clinical trial, which generally reflect preliminary reviews of primary efficacy and/or safety results, do not necessarily predict final results, and any top-line findings or assessments are subject to change pending the completion of final data review procedures. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
Some patients in our clinical trials have experienced adverse events, including serious adverse events. The most frequent treatment-emergent adverse events reported were mild dizziness or vomiting in patients subsequent to placebo dosing, and mild headache, strep throat, upper respiratory tract infection, or in one case, severe neutropenia which was acute and not persistent in patients post-etokimab administration. In addition, we reported that one patient dropped out of the GALLOP Phase 2 clinical trial for imsidolimab due to diagnosis with Staphylococcal aureus bacteremia on Day 3 post-imsidolimab administration, which was a serious adverse event deemed to be possibly drug-related. Subjects in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or in our Phase 1 or Phase 2a clinical trials. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which will inform our dosing strategy for future clinical trials, however such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans, and may lead to unforeseen toxicity not previously observed in preclinical testing. If preclinical studies of our product candidates fail to provide preliminary evidence of safety to the satisfaction of regulatory authorities or do not otherwise produce satisfactory results, we may incur additional costs or experience delays in initiating and/or advancing the development and commercialization of our product candidates. Further, if clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
If further significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trial, patients may drop out of our trial, or we may be required to abandon the trial or our development efforts of that product candidate altogether. We, the FDA, or other applicable regulatory authorities, or an Institutional Review Board (“IRB”), may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.
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
Our ability to continue to develop our product candidates, and to have the potential to achieve and sustain profitability, depends on the FDA and foreign regulatory authorities permitting us to conduct human clinical trials and, if our products are safe and effective, obtaining approval from the FDA and foreign regulatory authorities to market them and subsequently successfully commercializing them, either alone or with our collaborators. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and foreign regulatory authorities. Though we have cleared an IND and CTA to conduct clinical trials for both etokimab and imsidolimab in the United States and certain foreign jurisdictions, before commencing clinical trials in the United States for any other product candidate, we must submit an IND to the FDA; foreign regulatory authorities enforce similar requirements for initiation of clinical trials in other countries. An IND or foreign equivalent requires extensive preclinical studies, and there is no guarantee that the FDA or foreign regulatory authorities will allow clinical trials to proceed based on the IND or equivalent submission. For example, although we have initiated toxicology studies for our product candidates, the FDA in the United States, the Therapeutic Goods Administration in Australia or other foreign regulatory authorities, as applicable, may not allow our clinical trials to proceed in the regulatory authority’s jurisdiction if we are unable to show safety margins acceptable to the particular regulatory authority in appropriate animal species in our preclinical toxicology studies.
Even if we or our collaborators initiate and complete clinical trials for our product candidates, these product candidates will not be permitted to be marketed in the United States until approval of a Biologics License Application (“BLA”) from the FDA, is received, and will not be permitted to be marketed in other countries without marketing approval from foreign regulatory authorities. Obtaining approval of a BLA or other marketing approvals is often a lengthy, expensive and uncertain process over which the FDA and foreign regulatory authorities have substantial discretion. Other than submitting and receiving acceptance for initiation of our previous and current clinical trials in the United States and certain foreign jurisdictions, we have not yet discussed with the FDA or foreign regulatory authorities the development plans for any of our product candidates or the designs of any of our later-stage clinical studies. We thus may not have the full benefit of the FDA’s or foreign regulatory authorities’ current thinking on trial designs or product development for our target indications. For example, we believe a small pivotal trial, potentially with less than 100 patients, may be sufficient to demonstrate substantial evidence of efficacy of imsidolimab in generalized pustular psoriasis (“GPP”) patients. However, we have not yet discussed clinical trial design for this indication with the FDA, and the FDA may disagree with our proposed trial design, including the number of patients necessary to demonstrate efficacy and/or may require us to conduct more than one pivotal study in order to obtain approval of a BLA.
Preclinical studies and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Products, on average, take 10 to 15 years to be developed from the time they are discovered to the time they are approved and available for treating patients. The start or end of a clinical trial is often delayed or halted for many reasons, including:
•imposition of a clinical hold for safety reasons or following an inspection of clinical trial operations or site by the FDA or other regulatory authorities;
•manufacturing challenges;
•insufficient supply or quality of product candidates or other materials necessary to conduct clinical trials;
•delays in reaching or failure to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and contract research organizations (“CROs”), or failure by such CROs or trials sites to carry out the clinical trial in accordance with our agreed-upon terms;
•non-clinical or clinical sites becoming unavailable due to political, economic or public health events, such as the recent coronavirus outbreak;
•clinical sites electing to terminate their participation in one of our clinical trials;
•inability or unwillingness of patients or medical investigators to follow clinical trial protocols;
•required clinical trial administrative actions;
•slower than anticipated patient enrollment;
•changing standards of care;
•safety concerns;
•availability or prevalence of use of a comparative drug or required prior therapy; or
•clinical outcomes or financial constraints.
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
If we experience any of the issues described above, or other similar or related issues, we may:
•be delayed in obtaining marketing approval for our product candidates;
•not obtain marketing approval at all;
•obtain marketing approval in some countries and not in others; obtain approval for indications or patient populations that are not as broad as intended or desired;

•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
•be subject to additional post-marketing testing requirements; or
•have the product removed from the market after obtaining marketing approval.
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
We have recently commenced clinical development of etokimab, imsidolimab and ANB030, and have no other history of conducting clinical trials or commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
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
Furthermore, we may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:
•negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;

•delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•conditions imposed by the FDA or foreign regulatory authorities regarding the number, scope or design of our clinical trials;
•delays in enrolling research subjects in clinical trials;
•high drop-out rates of research subjects;
•inadequate supply or quality of clinical trial materials or other supplies necessary for the conduct of our clinical trials;
•greater than anticipated clinical trial costs;
•poor effectiveness or unacceptable side effects of our product candidates during clinical trials;
•unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•serious and unexpected drug-related side effects experienced by participants in our planned clinical trials or by individuals using drugs similar to our product candidates;
•delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or
•varying interpretations of data by the FDA and foreign regulatory authorities.
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
For asthma, our competitors include omalizumab (Xolair; Roche), which has received FDA approval and functions by inhibiting the binding between free IgE and FceRI; antibodies that bind IL-5 and inhibit its interaction with the IL-5 receptor such as mepolizumab (Nucala; GSK) and reslizumab (Cinqair; Teva), both of which the FDA has approved for the add-on maintenance treatment in patients with severe eosinophilic asthma; antibodies such as benralizumab (FASENRA, AstraZeneca) that bind the IL-5 receptor; antibodies that bind the IL-4 receptor and inhibit its signaling through IL-4 and IL-13 cytokines such as dupilumab (Dupixent; Regeneron/Sanofi), which has been approved by the FDA for use with other asthma medicines for the maintenance treatment of moderate-to-severe asthma in patients aged 12 years and older whose asthma is not controlled with their current asthma medicines; antibodies that bind to IL-13 such as lebrikizumab (Dermira), tralokinumab (AstraZeneca, LEO Pharma) and anrukinzumab (Pfizer), which are in clinical testing; antibodies that bind the IL-4 receptor alpha chain, such as AMG 317 (Amgen) in clinical testing; ST2-binding antibodies including Roche’s RG6149 and GSK’s GSK3772847, and Regeneron’s IL-33 antibody (REGN3500) each in clinical development for asthma and chronic obstructive pulmonary disease; a recently announced IL-33 related program by AstraZeneca (MEDI3506) in a Phase 1 clinical trial indicated for chronic obstructive pulmonary disease; DP-2 antagonists including fevipiprant (Novartis) under development for asthma and GB001 (Gossamer Bio) under development for asthma; and an anti-TSLP antibody called tezepelumab (AMG 157, MEDI9929, Amgen/AstraZeneca) being developed by Amgen and AstraZeneca for asthma.
Our competitors in CRSwNP include dupilumab (Regeneron/Sanofi), mepolizumab (GSK), benralizumab (AstraZeneca), omalizumab (Novartis), GB001 (Gossamer Bio) and PF-06817024 (Pfizer), each of which are in clinical testing.
For GPP and PPP, our competitors include marketed therapies such as secukinumab (Cosentyx; Novartis), which binds IL-17A; ustekinumab (Stelara; Janssen), which blocks IL-12 and 23 cytokine function; and acitretin (Soriatane; GSK), as well as therapies in development such as guselkumab (Janssen), which blocks IL-23 cytokine function, gevokizumab (Xoma 052) and canakinumab (Ilaris, Novartis), which binds IL-1 beta, anakinra (Kineret; Swedish Orphan Biovitrum AB), a recombinant form the IL-1 receptor antagonist and an anti-IL-36 receptor antibody called BI-655130 (Boehringer Ingelheim).
For ichthyosis, systemically administered competitors include secukinumab (Cosentyx; Novartis), liarozole (GSK), dupilumab (Dupixent; Regeneron/Sanofi) and adalimumab (Humira; Abbvie). Various topical treatments may also be used off-label for treatment of ichthyosis related symptoms.
For our anti-inflammatory checkpoint modulator antibody programs, our competitors include CC-90006 (BMS) which is an anti-PD-1 agonist antibody developed under our partnership with BMS, a BTLA modulator antibody called LY3361237 being developed by Eli Lilly and a PD-1 agonist antibody also being developed by Eli Lilly.
With the enactment of the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as interchangeable based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product is approved under a BLA. To date, several biosimilar products have been approved under the BPCIA, but no interchangeable biological products have been approved. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, health care payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:
•the efficacy and safety profile as demonstrated in planned clinical trials;
•the timing of market introduction of the product candidate as well as competitive products;
•the clinical indications for which the product candidate is approved;
•restrictions on the use of our products, if approved, such as boxed warnings or contraindications in labeling, or a risk evaluation and mitigation strategy (“REMS”), if any, which may not be required of alternative treatments and competitor products;
•acceptance of the product candidate as a safe and effective treatment by physicians, clinics and patients;
•the potential and perceived advantages of product candidates over alternative treatments, including any similar generic treatments;
•the cost of treatment in relation to alternative treatments;
•the availability of coverage and adequate reimbursement and pricing by third parties and government authorities;
•relative convenience and ease of administration;
•the frequency and severity of adverse events;
•the effectiveness of sales and marketing efforts; and
•unfavorable publicity relating to the product candidate.
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
If companion diagnostics are developed in conjunction with clinical programs, the FDA may require regulatory approval of a companion diagnostic as a condition to approval of the product candidate. For example, if we use a genetic test to determine which patients are most likely to benefit from imsidolimab for the treatment of GPP or PPP by designing our pivotal trial or trials of imsidolimab in that indication to require that subjects test positive for specific genetic mutations as a criterion for enrollment, then we will likely be required to obtain FDA approval or clearance of a companion diagnostic, concurrent with approval of imsidolimab, to test for those genetic mutations; we may also be required to demonstrate to the FDA the predictive utility of the companion diagnostic—namely, that the diagnostic selects for patients in whom the biologic therapy will be effective or more effective compared to patients not selected for by the diagnostic. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. We do not currently have any agreement in place with any third party to develop or commercialize companion diagnostics for any of our product candidates. Companion diagnostics are subject to regulation by the FDA and foreign regulatory authorities as medical devices and require separate regulatory approval or clearance prior to commercialization.
If we or our partners, or any third party, are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so:
•the development of our product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our planned clinical trials;
•our product candidates may not receive marketing approval if their safe and effective use depends on a companion diagnostic; and
•we may not realize the full commercial potential of any product candidates that receive marketing approval if, among other reasons, we are unable to appropriately identify patients with the specific genetic alterations targeted by our product candidates.
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
The process of manufacturing biologics is complex, highly-regulated and subject to multiple risks. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. Moreover, if the FDA determines that our manufacturer is not in compliance with FDA laws and regulations, including those governing current good manufacturing practices (“cGMPs”), the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance.
In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we or our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Moreover, we source certain of the raw materials needed for our product candidates from China. Although we have not experienced any material supply interruptions to date, it is possible that the recent coronavirus outbreak could cause such interruptions in the future. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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
We are an early-stage biotechnology company with a limited operating history. We have no approved products. To date, our revenue has been primarily derived from our GSK and BMS research collaboration and license agreements, and we are significantly dependent on such collaborators for the successful development of product candidates in these collaborations. Our ability to generate revenue and become profitable depends upon our ability, alone or with our collaborators, to successfully complete the development of our product candidates for our target indications and to obtain necessary regulatory approvals.
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. We had $15.0 million in collaboration revenue and our net loss was $29.8 million for the six months ended June 30, 2020 and $46.0 million for the six months ended June 30, 2019, with $5.0 million in collaboration revenue. As of June 30, 2020, we had an accumulated deficit of $273.8 million.
We have financed our operations primarily through our initial public offering of common stock in January 2017, our follow-on public offerings of common stock in October 2017 and September 2018, private placements of our preferred stock and the issuance of debt. We have devoted substantially all of our efforts to research and development. We have only recently initiated clinical development for three of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. Our revenue has been historically derived from amortization of upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. Our ability to generate future product revenue from our current or future product candidates depends on a number of additional factors, including our ability (or as applicable our collaborators’ ability) to:
•continue research and preclinical development of our product candidates;
•identify additional product candidates;
•maintain existing and enter into new collaboration agreements;
•conduct additional preclinical studies and initiate clinical trials for our product candidates;
•obtain approvals for the product candidates we develop or developed under our collaboration arrangements;
•establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•maintain, expand and protect our intellectual property portfolio;
•hire additional executive, clinical, quality control and scientific personnel;
•add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts;
•establish and maintain supply and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of our products;
•obtain coverage and adequate product reimbursement from third-party payors, including government payors;

•acquire or in-license other product candidates and technologies; and
•achieve market acceptance for our or our collaborators’ products, if any.
We are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability because of the numerous risks and uncertainties associated with product development. In addition, our expenses could increase significantly beyond expectations if we are required by the FDA or other regulatory authorities to perform studies or trials in addition to those that we currently anticipate. Even if imsidolimab and etokimab, or any of our other product candidates, are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of any product candidate.
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
As a research and development company, our operations have consumed substantial amounts of cash since our inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue our discovery and preclinical development to identify new clinical candidates, and we and our collaborators conduct clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we incur additional costs associated with operating as a public company. We believe that our existing cash, cash equivalents and investments will fund our current operating plan at least into 2023. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we continue to move our product candidates through preclinical studies, submit INDs or foreign equivalents and conduct clinical development, we may have adverse results requiring us to find new product candidates. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through product collaborations to continue development of our product candidates.
If we need to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:
•significantly delay, scale back or discontinue the development or commercialization of our product candidates or cease operations altogether;
•seek strategic alliances for research and development programs at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available;
•relinquish, or license on unfavorable terms, our rights to technologies or future product candidates that we otherwise would seek to develop or commercialize ourselves; or
•eliminate staff to conserve resources.

If we need to conduct additional fundraising activities and we do not raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects. Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including:
•the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates and future product candidates we may develop;
•the number and size of clinical trials needed to show safety, efficacy and an acceptable risk/benefit profile for any of our product candidates;
•the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and foreign regulatory authorities, including the potential for such authorities to require that we perform more studies or trials than those that we currently expect;
•the commercial success or failure of products sold by our collaborators, such as dostarlimab by GSK, and the timing thereof;
•our ability to maintain existing and enter into new collaboration agreements;
•the cost to establish, maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing of any patents or other intellectual property rights;
•the effect of competing technological and market developments;
•market acceptance of any approved product candidates;
•the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
•the cost of recruiting and retaining key employees;
•the costs and fees associated with any delays or cancellations of forecasted manufacturing batches;
•the cost and timing of selecting, auditing and potentially validating manufacturing sites for commercial-scale manufacturing; and
•the cost of establishing sales, marketing and distribution capabilities for our product candidates for which we may receive regulatory approval and that we determine to commercialize ourselves or in collaboration with our collaborators.
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
In March 2015, we formed a wholly-owned Australian subsidiary, AnaptysBio Pty Ltd, to develop and commercialize our imsidolimab and etokimab antibody program in Australia. We have no assurance that the results of any clinical trials that we conducted for our product candidates in Australia will be accepted by the FDA or foreign regulatory authorities for development and commercialization approvals.
In addition, current Australian tax regulations provide for a refundable research and development (“R&D”), tax credit equal to 43.5% of qualified expenditures. We have received $9.3 million USD in R&D tax credits since the inception of our operations in Australia, and currently do not intend to submit for any additional tax credits. If we are ineligible or unable to retain the research and development tax credits received thus far and are required to repay all or a portion of the credit, our business and results of operation would be adversely affected.
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
Risks Related to Our Dependence on Third Parties
Our existing collaborations, including those with GSK and BMS, are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.
We have entered into collaborations with GSK and BMS to develop several of our product candidates. We have also entered into antibody generation and/or development collaborations with various collaborators, including GSK and BMS, under which we have generated therapeutic quality antibodies using our technology platform and conducted certain preclinical studies in collaboration. We are currently aware that GSK and BMS have advanced multiple antibodies generated through our collaboration into clinical trials. If our collaborators terminate any of our collaborations, we may not receive all or any of this funding, which would adversely affect our business or financial condition. Our operational obligations under each of our collaborations has ended.
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
In addition to our current licensing arrangements with GSK and BMS, a part of our strategy is to enter into additional strategic product development and commercialization collaborations in the future, including collaborations to broaden and accelerate clinical development and potential commercialization of our product candidates. We may face significant competition in seeking appropriate development partners, and the negotiation process is time-consuming and complex. Moreover, we may not succeed in our efforts to establish collaborations or other alternative arrangements for any of our other existing or future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy or to be commercially viable. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into new collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.
Moreover, if we fail to establish and maintain additional collaborations related to our product candidates:
•the development of certain of our current or future product candidates may be terminated or delayed;
•our cash expenditures related to development of certain of our current or future product candidates would increase significantly and we may need to seek additional financing;
•we may be required to hire additional employees or otherwise develop expertise, such as sales and marketing expertise, for which we have not budgeted; and
•we will bear all of the risk related to the development and commercialization of any such product candidates.
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
Any regulatory approvals that we may receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a risk evaluation and mitigation strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and good clinical practices (“GCPs”) for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and foreign regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:
•restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•restrictions on the products, manufacturers or manufacturing process;
•warning or untitled letters;
•civil and criminal penalties;
•injunctions;
•suspension or withdrawal of regulatory approvals;
•product seizures, detentions or import bans;
•voluntary or mandatory product recalls and publicity requirements;
•total or partial suspension of production;
•imposition of restrictions on operations, including costly new manufacturing requirements; and
•refusal to approve pending BLAs or supplements to approved BLAs.
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
We plan to seek Orphan Drug Designation for imsidolimab or certain of our other product candidates and we may not be able to obtain or maintain Orphan Drug Designation or obtain the benefits associated with Orphan Drug status, including market exclusivity.
Regulatory authorities in some jurisdictions, including the United States and the European Union (“EU”) may designate biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a biologic as an Orphan Drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. We recently received Orphan Drug Designation from the FDA for imsidolimab for our GPP indication and plan to seek Orphan Drug Designation for imsidolimab in other indications and for certain of our other product candidates. Generally, if a biologic with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the biologic is entitled to a period of marketing exclusivity, which precludes the FDA with respect to the United States or the European Medicines Agency (the “EMA”,) with respect to the EU from approving another marketing application for a drug containing the same active moiety for the same indication for that time period. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if a biologic no longer meets the criteria for Orphan Drug Designation or if the biologic is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, the Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn and other candidates may obtain approval before us.
We have not been granted Orphan Drug Designation for imsidolimab for any indication other than GPP, and there can be no assurance that any of our other product candidates will be designated as an orphan drug. For example, we plan to seek FDA Orphan Drug Designation for imsidolimab for the treatment of PPP, which will likely require that we demonstrate to FDA that PPP is a distinct disease from psoriasis generally (a non-rare disease) or that use of imsidolimab may be appropriate for the treatment of PPP but not appropriate for use in the general psoriasis population.
Even if we obtain Orphan Drug Designation for imsidolimab in indications other than GPP, or for any of our other product candidates, we may not receive Orphan Drug exclusivity, and such exclusivity, if obtained, may not effectively protect the candidate from competition because different drugs or biologics can be approved for the same condition and only the first biologic with an Orphan Drug Designation to receive regulatory approval for a particular indication will receive marketing exclusivity. Even after a drug or biological with Orphan Drug Designation is approved, the FDA can subsequently approve another biologic containing the same active moiety (which in the case of an antibody is the principal molecular structure) for the same condition if the FDA concludes that the later biologic is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.
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
There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (“CMS”) an agency within the U.S. Department of Health and Human Services, because CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
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
Likewise, the annual Medicare Physician Fee Schedule update, which, until recently, was based on a target-setting formula system called the Sustainable Growth Rate (“SGR”) was adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR was linked to the growth in the U.S. gross domestic product (“GDP”) the SGR formula often resulted in a negative payment update when growth in Medicare beneficiaries’ use of services exceeded GDP growth. Congress repeatedly intervened to delay the implementation of negative SGR payment updates. For example, on April 1, 2014, with the enactment of the Protecting Access to Medicare Act of 2014, Congress prevented the 24 percent cut that was to occur by continuing the previously implemented 0.5 percent payment increase through December 31, 2014 and maintaining a zero percent payment update from January 1, 2015 through March 31, 2015. However, on April 14, 2015, Congress passed the Medicare Access and CHIP Reauthorization Act of 2015, which was signed into law by President Obama on April 16, 2015. This law repeals the SGR methodology from the physician payment formula, institutes a 0% update to the Medicare Physician Fee Schedule for the January 1 to July 1, 2015 period, a 0.5% payment update for July 2015 through the end of 2019, and a 0% payment update for 2020 through 2025, along with a merit-based incentive payment system beginning January 1, 2019, that will replace current incentive programs. For 2026 and subsequent years, the payment update will be either 0.75% or 0.25%, depending on which Alternate Payment Model the physician participates.
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
Health care providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state health care laws and regulations include the following:
•the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal health care program such as Medicare and Medicaid;
•the federal false claims and civil monetary penalties laws, including the civil False Claims Act, impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any health care benefit program or making false statements relating to health care matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report to CMS annually information regarding payments and other transfers of value to physicians and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information was initially made publicly available on a searchable website in September 2014 and is disclosed on an annual basis; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers.
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

Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. The GDPR is new and the pending EU ePrivacy Regulation is expected to establish, new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to the greater of €20 million or 4% of worldwide revenue. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the European Economic Area to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. For example, following a decision of the Court of Justice of the EU in October 2015, the transfer of personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme, was declared invalid. In July 2016, the European Commission adopted the EU-U.S. Privacy Shield Framework, or the Privacy Shield Framework, which replaced the U.S. Safe Harbor Scheme. On July 16, 2020, the Court of Justice of the European Union issued a decision that declared the Privacy Shield Framework invalid, and will also result in additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of Europe. Additionally, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for consumers and new operational requirements for companies effective in 2020. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA and other U.S., EU and worldwide laws may impose onerous requirements on our business and, if our efforts to comply with such laws are not successful, our business could be adversely affected.
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

Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of the patent. However the applicable authorities, including the FDA and the U.S. Patent and Trademark Office (“USPTO”) in the United States, and any equivalent foreign regulatory authority, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
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
Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation.
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
Disputes may arise regarding intellectual property subject to a licensing agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under any collaboration relationships we might enter into in the future;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our collaborators; and
•the priority of invention of patented technology.
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
The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:
•the success of competitive products;
•regulatory actions with respect to our products or our competitors’ products;
•actual or anticipated changes in our growth rate relative to our competitors;
•announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•results of preclinical studies and clinical trials of our product candidates or those of our competitors;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our product candidates or clinical development programs;
•developments with respect to our existing collaboration agreements and announcements of new collaboration agreements;
•disputes, breaches and terminations of our manufacturing agreements, collaborations agreements or other important agreements;
•the results of our efforts to in-license or acquire additional product candidates or products;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•variations in our financial results or those of companies that are perceived to be similar to us;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•announcement or expectation of additional financing efforts;
•sales of our common stock by us, our insiders or our other stockholders;
•changes in the structure of health care payment systems;

•market conditions in the biotechnology sector; and
•general economic, industry and market conditions.
In addition, the stock market in general, and the Nasdaq Global Select Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. We are currently subject to securities litigation, which is described in Item 1, “Legal Proceedings.” This or any future securities litigation could result in substantial costs and a diversion of our management’s attention and resources. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.
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
The market price of our common stock is volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been, and may in the future be, the target of this type of litigation. We are currently subject to securities litigation, which is described in Item 1, “Legal Proceedings.” Regardless of the outcome, these matters or future litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
Our restated certificate of incorporation and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:
•establish a classified board of directors so that not all members of our board are elected at one time;
•permit only the board of directors to establish the number of directors and fill vacancies on the board;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;

•authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•prohibit cumulative voting; and
•establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
We plan to use potential future operating losses and our federal and state net operating loss (“NOL”) carryforwards to offset taxable income from revenue generated from operations or corporate collaborations. However, our ability to use NOL carryforwards could be limited as a result of additional issuances of equity securities.
We plan to use our current year operating losses to offset taxable income from any revenue generated from operations or corporate collaborations. To the extent we have taxable income, we plan to use our NOL carryforwards to offset income that would otherwise be taxable. However, under the Tax Reform Act of 1986, the benefits from the use of our NOL carryforwards may be impaired or limited under Section 382 of the Internal Revenue Code of 1984, as amended (the “Code”), if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. In September 2015, we completed a Section 382 and 383 ownership change analysis through December 31, 2014 and determined that there was an ownership change in 2007 that may limit the utilization of approximately $5.3 million and $5.4 million in federal and state NOLs, respectively, and $0.2 million in both federal and state research tax credits. We extended the analysis period of the study through December 31, 2018, noting an additional ownership change during fiscal 2017 that may limit the utilization of federal and state NOLs. Our use of federal NOL carryforwards could be limited further by the provisions of Section 382 of the Code depending upon the timing and amount of additional equity securities that we have issued or will issue. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation, and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.
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

AnaptysBio, Inc.

Date:	August 10, 2020	By:	/s/ Hamza Suria
Hamza Suria
Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2020	By:	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)