Form 10-Q
period 2020-09-30
ANAPTYSBIO, INC
filed 2020-11-04
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 2, 2020, there were 27,347,805 shares of the Registrant’s Common Stock outstanding.

AnaptysBio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$209,154	$171,017
Short-term investments	129,192	203,210
Prepaid expenses and other current assets	7,468	3,506
Total current assets	345,814	377,733
Property and equipment, net	1,585	1,618
Long-term investments	36,177	54,305
Other long-term assets	1,114	1,481
Restricted cash	60	60
Total assets	$384,750	$435,197
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,484	$16,237
Accrued expenses	18,139	11,052
Notes payable, current portion	—	1,375
Other current liabilities	851	871
Total current liabilities	24,474	29,535
Other long-term liabilities	33	654
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 27,346 shares and 27,255 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	27	27
Additional paid-in capital	657,560	648,669
Accumulated other comprehensive income	259	338
Accumulated deficit	(297,603)	(244,026)
Total stockholders’ equity	360,243	405,008
Total liabilities and stockholders’ equity	$384,750	$435,197
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration revenue	$—	$—	$15,000	$5,000
Operating expenses:
Research and development	19,542	29,931	58,458	77,912
General and administrative	4,794	3,814	13,766	12,262
Total operating expenses	24,336	33,745	72,224	90,174
Loss from operations	(24,336)	(33,745)	(57,224)	(85,174)
Other income (expense), net:
Interest expense	—	(240)	—	(841)
Interest income	625	2,757	3,583	8,702
Other (expense) income, net	(56)	144	64	110
Total other income (expense), net	569	2,661	3,647	7,971
Loss before income taxes	(23,767)	(31,084)	(53,577)	(77,203)
Provision for income taxes	—	51	—	130
Net loss	(23,767)	(31,033)	(53,577)	(77,073)
Other comprehensive (loss) income:
Unrealized (loss) income on available for sale securities, net of tax of $0, $(25), $0 and $189, respectively	(494)	(94)	(79)	703
Comprehensive loss	$(24,261)	$(31,127)	$(53,656)	$(76,370)
Net loss per common share:
Basic and diluted	$(0.87)	$(1.15)	$(1.96)	$(2.85)
Weighted-average number of shares outstanding:
Basic and diluted	27,316	27,058	27,286	27,022
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	27,255	$27	$648,669	$338	$(244,026)	$405,008
Shares issued under employee stock plans	22	—	36	—	—	36
Stock-based compensation	—	—	2,975	—	—	2,975
Comprehensive income, net	—	—	—	807	—	807
Net loss	—	—	—	—	(8,262)	(8,262)
Balance, March 31, 2020	27,277	27	651,680	1,145	(252,288)	400,564
Shares issued under employee stock plans	10	—	71	—	—	71
Stock-based compensation	—	—	2,741	—	—	2,741
Comprehensive loss, net	—	—	—	(392)	—	(392)
Net loss	—	—	—	—	(21,548)	(21,548)
Balance, June 30, 2020	27,287	27	654,492	753	(273,836)	381,436
Shares issued under employee stock plans	59	—	263	—	—	263
Stock-based compensation	—	—	2,805	—	—	2,805
Comprehensive loss, net	—	—	—	(494)	—	(494)
Net loss	—	—	—	—	(23,767)	(23,767)
Balance, September 30, 2020	27,346	$27	$657,560	$259	$(297,603)	$360,243
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	26,922	$27	$633,251	$(223)	$(146,690)	$486,365
Shares issued under employee stock plans	84	—	574	—	—	574
Stock-based compensation	—	—	2,867	—	—	2,867
Comprehensive income, net	—	—	—	427	—	427
Net loss	—	—	—	—	(22,078)	(22,078)
Balance, March 31, 2019	27,006	27	636,692	204	(168,768)	468,155
Shares issued under employee stock plans	39	—	215	—	—	215
Stock-based compensation	—	—	3,643	—	—	3,643
Comprehensive income, net	—	—	—	370	—	370
Net loss	—	—	—	—	(23,962)	(23,962)
Balance, June 30, 2019	27,045	27	640,550	574	(192,730)	448,421
Shares issued under employee stock plans	53	—	454	—	—	454
Stock-based compensation	—	—	3,144	—	—	3,144
Comprehensive loss, net	—	—	—	(94)	—	(94)
Net loss	—	—	—	—	(31,033)	(31,033)
Balance, September 30, 2019	27,098	$27	$644,148	$480	$(223,763)	$420,892
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,577)	$(77,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	415	374
Stock-based compensation	8,521	9,654
Accretion/amortization of investments, net	239	(2,449)
Non-cash interest expense	—	503
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,902)	2,099
Accounts payable and other liabilities	(4,431)	13,180
Net cash used in operating activities	(51,735)	(53,712)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments	(156,572)	(175,049)
Sales and maturities of investments	247,707	303,146
Purchases of property and equipment	(258)	(701)
Net cash provided by investing activities	90,877	127,396
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, upon the exercise of stock options	370	1,243
Payments on notes payable	(1,375)	(5,625)
Net cash used in financing activities	(1,005)	(4,382)
Net increase in cash, cash equivalents, and restricted cash	38,137	69,302
Cash, cash equivalents and restricted cash, beginning of period	171,077	113,656
Cash, cash equivalents and restricted cash, end of period	$209,214	$182,958
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4	$384
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$165	$82
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Notes to Unaudited Consolidated Financial Statements
1. Description of the Business
AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. We are a clinical-stage biotechnology company developing first-in-class immunology therapeutic product candidates focused on emerging immune control mechanisms applicable to inflammation and immuno-oncology indications. We develop our product candidates using our proprietary antibody discovery technology platform, which is based upon a breakthrough understanding of the natural process of antibody generation, known as somatic hypermutation, and replicates this natural process of antibody generation in vitro. We currently generate revenue from milestones achieved under our collaborative research and development arrangements.
    Since our inception, we have devoted our primary effort to research and development activities. Our financial support has been provided primarily from the sale of our common and preferred stock, as well as through funds received under our collaborative research and development agreements. Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. Our management believes our currently available resources will provide sufficient funds to enable us to meet our operating plans for at least the next twelve months. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Also, certain reclassifications have been made to 2019 financial information to conform to the current year presentation of prepaid expenses and other assets on the Consolidated Statements of Cash Flows. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Interim results are not necessarily indicative of results for a full year, particularly in light of the novel coronavirus (“COVID-19”) pandemic, and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions, including the issuance of stay-at-home orders and social distancing guidelines, which have resulted in some businesses suspending operations or experiencing a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business, and delay our development programs and regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Our future research and development expenses and general and administrative expenses may vary significantly if we experience an increased impact from the COVID-19 pandemic on the costs and timing associated with the conduct of our clinical trials and other related business activities. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2019 included in our Annual Form 10-K.
Basis of Consolidation
The accompanying consolidated financial statements include us and our wholly-owned Australian subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. We operate in one reportable segment, and our functional and reporting currency is the U.S. dollar.

Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We base our estimates and assumptions on historical experience when available and on various factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, and financial condition, including expenses, reserves and allowances, manufacturing, clinical trials, research and development costs, and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets. Our actual results could differ from these estimates under different assumptions or conditions.
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
The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Options to purchase common stock	2,838	2,467	2,899	2,451
Accounting Pronouncements Recently Adopted
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, Income Taxes (Topic 740) intended to simplify the accounting for income taxes. The guidance removes the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: (1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, (3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), (4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and (5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2020. Different components of the guidance require retrospective, modified retrospective or prospective adoption, and early adoption is permitted. We early adopted this standard on January 1, 2020, and the adoption of the standard did not have a material impact to our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which changes the accounting treatment for recognizing the impairment of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also eliminates the other-than-temporary impairment model for available-for-sale (“AFS”) debt securities. Entities will begin to recognize credit losses on AFS debt securities as allowances rather than as reductions in the carrying value of the securities. Impairment that is not credit-related impairment will continue to be recognized in other comprehensive income and entities will no longer consider the length of time a security has been in an unrealized loss position when determining whether a credit loss exists. ASU 2016-13 becomes effective for annual and interim periods beginning after December 15, 2019. We adopted this standard prospectively on January 1, 2020, and the adoption of the standard did not have a material impact to our consolidated financial statements as credit losses are not expected to be significant based on historical trends, the financial condition of our investments and external market factors. We will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	September 30, 2020	December 31, 2019
Laboratory equipment	$5,218	$4,911
Office furniture and equipment	827	811
Leasehold improvements	617	575
Property and equipment, gross	6,662	6,297
Less: accumulated depreciation and amortization	(5,077)	(4,679)
Total property and equipment, net	$1,585	$1,618

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	September 30, 2020	December 31, 2019
Accrued compensation and related expenses	$2,782	$2,152
Accrued professional fees	1,039	435
Accrued research, development and manufacturing expenses	14,094	8,196
Other	224	269
Total accrued expenses	$18,139	$11,052
4. Collaborative Research and Development Agreements
GlaxoSmithKline Collaboration
In March 2014, we entered into a Collaboration and Exclusive License Agreement (the “GSK Agreement”) with TESARO, Inc., an oncology-focused biopharmaceutical company now a part of GlaxoSmithKline (“GSK”). Under the terms of the GSK Agreement, we agreed to perform certain discovery and early preclinical development of therapeutic antibodies with the goal of generating immunotherapy antibodies for subsequent preclinical, clinical, regulatory, and commercial development to be performed by GSK. Under the terms of the GSK Agreement, GSK paid an upfront license fee of $17.0 million in March 2014 and agreed to provide funding to us for research and development services related to antibody discovery programs for three specific targets. In November 2014, we and TESARO, Inc. entered into Amendment No. 1 to the GSK Agreement to add an antibody discovery program against an undisclosed fourth target for an upfront license fee of $2.0 million.

For each development program, we are eligible to receive milestone payments of up to $18.0 million if certain preclinical and clinical trial events are achieved by GSK, up to an additional $90.0 million if certain U.S. and European regulatory submissions and approvals in multiple indications are achieved, and up to an additional $165.0 million upon the achievement of specified levels of annual worldwide net sales. We will also be eligible to receive tiered single-digit royalties related to worldwide net sales of products developed under the collaboration. Unless earlier terminated by either party upon specified circumstances, the GSK Agreement will terminate, with respect to each specific developed product, upon the later of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent. Prior to the adoption of ASC 606, Revenue from Contracts with Customers, we determined that the upfront license fees and research funding under the GSK Agreement, as amended, should be accounted for as a single unit of accounting and that the upfront license fees should be deferred and recognized as revenue over the same period that the research and development services are performed. In December 2015, we determined that the research and development services would be extended through December 31, 2016. As a result, the period over which the unrecognized license fees and discovery milestones were recognized was extended through December 31, 2016 and have since been recognized in full.
We assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, GSK, is a customer. We identified the following material promises under the GSK Agreement: (1) the licenses under certain patent rights relating to six discovery programs (four targets) and transfer of certain development and regulatory information, (2) research and development (“R&D”) services, and (3) joint steering committee meetings. We considered the research and discovery capabilities of GSK for these specific programs, GSK’s inability to sub-license, and the fact that the discovery and optimization of these antibodies is proprietary and could not, at the time of contract inception, be provided by other vendors, to conclude that the license does not have stand-alone functionality and is therefore not distinct. Additionally, we determined that the joint steering committee participation would not have been provided without the R&D services and license agreement. Based on these assessments, we identified all services to be interrelated and therefore concluded that the promises should be combined into a single performance obligation at the inception of the arrangement.
As of September 30, 2020, the transaction price for the GSK Agreement includes the upfront payment, research reimbursement revenue, and milestones earned to date, which are allocated in their entirety to the single performance obligation. We earned and recognized two clinical milestones for $15.0 million during the nine months ended September 30, 2020. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones recognized through September 30, 2020 under the GSK Agreement are as follows:

	Anti-PD-1 (GSK4057190A/Dostarlimab)		Anti-TIM-3 (GSK4069889A/Cobolimab)		Anti-LAG-3 (GSK40974386)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15	$1.0M	Q3'16
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16	$4.0M	Q2'17
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17	$3.0M	Q4'19
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	—	—	—	—
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	—	—	—	—
Filing of the first NDA - first indication	$10.0M	Q1'20	—	—	—	—
Filing of the first MAA - first indication	$5.0M	Q1'20	—	—	—	—

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
We recognized $0 and $15.0 million in revenue under the GSK Agreement during the three and nine months ended September 30, 2020, respectively, and $0 and $5.0 million during the three and nine months ended September 30, 2019, respectively.
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
The BMS Agreement provided for an upfront payment of $6.0 million from BMS, which we received in 2011 and recognized through 2014, milestone payments of up to $53.0 million per target, low single-digit royalties on net sales of antibodies against each target, and reimbursement of specified research and development costs.
We assessed this arrangement in accordance with ASC Topic 606 and concluded that the contract counterparty, BMS, is a customer. We identified the following material promises under the BMS Agreement: (1) the licenses under certain patent rights relating to four targets and transfer of certain development and regulatory information, (2) R&D services, (3) a written report documenting findings, and (4) steering committee meetings. We considered the research and discovery capabilities of BMS, BMS’s inability to sub-license the four targets, and the fact that the discovery and optimization of these antibodies is proprietary and could not, at the time of contract inception, be provided by other vendors, to conclude that the license does not have stand-alone functionality and is therefore not distinct. Additionally, we determined that the report of findings and steering committee participation would not have been provided without the R&D services and license agreement. Based on these assessments, we identified all services to be interrelated, and therefore concluded that the promises should be combined into a single performance obligation at the inception the arrangement.
As of September 30, 2020, the transaction price of the BMS Agreement includes the upfront payment, success fees, expense reimbursement, and milestones earned to date, which are allocated in their entirety to the single performance obligation. None of the future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors, including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials and BMS’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to BMS and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones achieved through September 30, 2020 under the BMS Agreement are as follows:

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
There was no revenue recognized under this agreement during the three and nine months ended September 30, 2020 and 2019.

5. Notes Payable
On December 24, 2014, we entered into a Loan and Security Agreement, as amended from time to time (the “Loan Agreement”), with a bank and a financial institution whereby we may borrow up to $15.0 million in three separate draws of $5.0 million each. The Term A Loans, for an aggregate of $5.0 million, were drawn on December 24, 2014 with a fixed interest rate of 6.97%.
In January 2016, the Loan Agreement was amended to combine Term B Loans and Term C Loans for a total of $10.0 million available for draw through December 31, 2016 and delay the beginning of our Term A Loans’ principal repayments from February 1, 2016 until February 1, 2017. The Term B Loans and Term C Loans became available for draw on July 1, 2016. In December 2016, we further amended the Loan Agreement to (i) allow for the Term B Loans and Term C Loans to be drawn on December 30, 2016, (ii) delay principal repayments of all Term Loans until February 1, 2018, and (iii) amend the interest rate for each Term Loan. The Term B Loans and the Term C Loans were drawn on December 30, 2016, and Term A, B and C Loans are now collectively referred to as the Term Loans. Principal repayments began in February 2018, and the Term Loans were paid in full, without penalty or premium, on January 1, 2020.
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2020
Money market funds(1)	$204,678	$204,678	$—	$—
Mutual funds(1)	4,833	4,833	—	—
U.S. Treasury securities(2)	107,159	107,159	—	—
Certificates of deposit(2)	3,713	—	3,713	—
Agency securities(2)	15,805	—	15,805	—
Commercial and corporate obligations(2)	38,692	—	38,692	—
At December 31, 2019
Money market funds(1)	$162,928	$162,928	$—	$—
Mutual funds(1)	7,619	7,619	—	—
U.S. Treasury securities(2)	96,434	96,434	—	—
Certificates of deposit(2)	5,428	—	5,428	—
Agency securities(2)	33,623	—	33,623	—
Commercial and corporate obligations(2)	122,030	—	122,030	—
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
Fair Value of Other Financial Instruments
The fair value of our other financial instruments estimated as of September 30, 2020 and December 31, 2019 are presented below:

	September 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$—	$—	$1,375	$1,365
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
Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of September 30, 2020 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$15,790	$16	$(1)	$15,805
Certificates of deposit(2)	3,696	17	—	3,713
Commercial and corporate obligations(3)	38,590	105	(3)	38,692
U.S. Treasury securities(4)	106,826	343	(10)	107,159
Total available-for-sale investments	$164,902	$481	$(14)	$165,369
(1)    Of our outstanding agency securities, $0.8 million have maturity dates of less than one year and $15.0 million have a maturity date of between one to two years as of September 30, 2020.
(2)    Of our outstanding certificates of deposit, $3.0 million have maturity dates of less than one year and $0.7 million have a maturity date of between one to two years as of September 30, 2020.
(3)    All of our outstanding commercial and corporate obligations have maturity dates of less than one year as of September 30, 2020.
(4)    Of our outstanding U.S. Treasury securities, $86.7 million have maturity dates of less than one year and $20.4 million have a maturity date of between one to two years as of September 30, 2020.
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2020
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$9,998	$(1)	$—	$—	$9,998	$(1)
Commercial and corporate obligations	4,096	(3)	—	—	4,096	(3)
US Treasury Securities	25,223	(10)	—	—	25,223	(10)
Total	$39,317	$(14)	$—	$—	$39,317	$(14)

	December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial and corporate obligations	$5,986	$(4)	$—	$—	$5,986	$(4)
US Treasury Securities	17,608	(2)	—	—	17,608	(2)
Total	$23,594	$(6)	$—	$—	$23,594	$(6)
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 27,346,228 shares were issued and outstanding as of September 30, 2020. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at September 30, 2020 are as follows:

Issued and Outstanding:
Stock options	2,876,063
Shares Reserved For:
2017 Equity Incentive Plan	3,040,085
2017 Employee Stock Purchase Plan	997,682
Total	6,913,830
8. Equity Incentive Plans
2017 Equity Incentive Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017 and replaced our existing 2006 Equity Incentive Plan. Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan will be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The 2017 Plan automatically increased by 1,090,203 shares as of January 1, 2020.
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
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the nine months ended September 30, 2020 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	3,039,880	$29.40
Granted	461,425	$18.30
Exercises	(91,146)	$4.06
Forfeitures and cancellations	(534,096)	$37.54
Outstanding at September 30, 2020	2,876,063	$26.91	7.47	$6,747
Exercisable at September 30, 2020	1,355,530	$27.48	5.64	$6,365
Stock-Based Compensation Expense
The estimated fair values of stock option awards granted to employees were determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.5%	2.5%
Expected volatility	90.5%	68.4%
Expected dividend yield	—%	—%
Expected term (in years)	6.25	6.25
Weighted-average grant date fair value per share	$13.88	$43.08
We determine the appropriate risk-free interest rate, expected term for employee stock-based awards, contractual term for non-employee stock-based awards, and volatility assumptions. The weighted-average expected option term for employee and non-employee stock-based awards reflects the application of the simplified method, which defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Estimated volatility incorporates historical volatility of our stock price as well as similar entities whose share prices are publicly available. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected or contractual term of the stock-based payment awards. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Research and development	$926	$1,580	$3,030	$4,469
General and administrative	1,879	1,564	5,491	5,185
Total	$2,805	$3,144	$8,521	$9,654

At September 30, 2020, there was $24.8 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.03 years.
9. Commitments and Contingencies
Operating Leases
We have two non-cancellable office leases (the “Office Leases”), with remaining lease terms of approximately one year, each of which are classified as operating leases. Both leases expire in 2021. Only one of our leases has remaining renewal options, which includes three options to renew for one additional year. The exercise of lease renewal options is at our sole discretion, which we currently do not anticipate exercising and as such were not recognized as part of our right-of-use (“ROU”) asset and lease liabilities. Our lease payments are fixed, and we recognize lease expense for these leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 8.59%.
Our balance sheet includes our ROU assets and lease liabilities as follows (in thousands):

Leases	Classification on the Balance Sheet	September 30, 2020	December 31, 2019
Operating ROU assets	Other long-term assets	$824	$1,402
Operating lease liabilities	Other current liabilities	851	871
Operating lease liabilities	Other long-term liabilities	33	654
The following costs are included in our consolidated statements of cash flow (in thousands):

		Nine Months Ended September 30,
Leases	Classification on the Cash Flow	2020	2019
Operating lease cost	Operating	$660	$660
Cash paid for amounts included in the measurement of lease liabilities	Operating	722	698
At September 30, 2020, the future minimum annual obligations for the Office Leases in excess of one year are as follows (in thousands):

Years Ending December 31,
2020	$247
2021	676
2022	—
2023	—
2024	—
Thereafter	—
Total minimum payments required	923
Less imputed interest	(39)
Total	$884
On May 4, 2020, we entered into a lease agreement (the “Lease Agreement”) with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121. Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space in the 10770 Wateridge Circle Building for a term of 124 months, beginning on March 1, 2021 (or on such later date as described in the Lease Agreement). The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The monthly base rent will be $4.20 per rentable square foot and will be increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. As of September 30, 2020, we have recorded $0.2 million in prepaid rent and $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.

Shareholder Lawsuit
On March 25, 2020, a putative securities class action was filed in the United States District Court for the Southern District of California naming the Company and certain of its current or former officers as defendants. The complaint purports to assert claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our common stock between October 10, 2017 and November 7, 2019 (the “Class Period”). An amended complaint was filed on September 30, 2020 alleging that, during the Class Period, the defendants made material misrepresentations or omissions regarding our etokimab product candidate that artificially inflated our stock price. The plaintiff seeks, among other things, damages in an unspecified amount, as well as costs and expenses. We believe that the plaintiff’s allegations are without merit and intend to vigorously defend against the claims. On September 1, 2020, a related shareholder derivative complaint was filed based on allegations substantially similar to those in the class action, and asserting claims against current or former officers and directors for contribution under Sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty, unjust enrichment and corporate waste. Because the Company is in the early stages of this litigation matter, we are unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters.
10. Subsequent Event
On October 23, 2020, we entered into a confidential settlement agreement (the “Settlement Agreement”) with GSK and TESARO, Inc., and TESARO Development, Ltd. (together, “Tesaro”) to resolve the claims previously raised in the notice of breach (the “Notice”) we delivered to GSK and Tesaro on August 20, 2020. Pursuant to the Settlement Agreement, we, GSK and Tesaro agreed to the terms of the Amendment described below and a mutual release of claims relating to the Notice, the Delaware Chancery Court action related to the Notice, the Collaboration Agreement and the obligations of the parties under the Collaboration Agreement. Pursuant to the terms of the Settlement Agreement, we and Tesaro agreed to enter into the Amendment that provided GSK with freedom to conduct development and commercialization of Zejula in combination with third-party molecules.
On October 23, 2020, we amended our GSK Agreement (the “Amendment”) with GSK and Tesaro. Under the Amendment, we allowed for GSK to conduct development and commercialization of Zejula and we are entitled to increased royalties upon sales of dostarlimab, an anti-PD-1 antagonist antibody under development by GSK for multiple oncological disorders, including endometrial cancer, non-small cell lung cancer, ovarian cancer, colorectal cancer and mismatch repair deficient solid tumors, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion and from 12% up to 25% of Net Sales above $1.0 billion. The Amendment also entitles us a one-time non-refundable cash payment of $60.0 million payable to us within 30 days of the date of the Amendment. Tesaro also agreed, starting January 1, 2021, to pay us a 1% royalty on all GSK and Tesaro Net Sales of Zejula TM, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor, which has received US approval for the maintenance treatment of adult patients with advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to first-line platinum-based chemotherapy, and is under development for additional cancer indications. The $1.1 billion in cash milestone payments due under the GSK Agreement remain unchanged. Additionally, under the terms of the Amendment, Tesaro and GSK have agreed to certain diligence commitments with respect to the future development of dostarlimab, and the parties have agreed to review such commitments under regular joint review committee (JRC) meetings going forward.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and section 27A of the Securities Act of 1933, as amended (the “Securities Act”). The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” and “expect,” and similar expressions that convey uncertainty of future events or outcomes, are intended to identify forward-looking statements.
The forward-looking statements in this report include, among other things, statements about:
•the success, cost, and timing of our product candidate development activities and ongoing and planned clinical trials;
•our plans to develop and commercialize antibodies, including our lead product candidate: imsidolimab for patients with generalized pustular psoriasis (“GPP”) and palmoplantar pustulosis (“PPP”);
•the impact of the coronavirus (“COVID-19”) pandemic on our business and the United States (“U.S.”) and global economies;
•the likelihood that the clinical data generated in any study we performed, are performing, or plan to perform in a non-U.S. jurisdiction will be subsequently accepted by the U.S. Food and Drug Administration (“FDA”) and/or by foreign regulatory authorities outside of the jurisdiction where the study was being performed;
•the timing and ability of our collaborators to develop and commercialize our partnered product candidates;
•the potential benefits and advantages of our product candidates and approaches versus those of our competitors;
•our ability to execute on our strategy, including advancing our lead product candidates, identifying emerging opportunities in key therapeutic areas, continuing to expand our wholly-owned pipeline, and retaining rights to strategic products in key commercial markets;
•our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•the timing of and our ability to obtain and maintain regulatory approvals for imsidolimab and our other product candidates;
•our ability to develop our product candidates;
•the rate and degree of market acceptance and clinical utility of any approved product candidates;
•the size and growth potential of the markets for any approved product candidates, and our ability to serve those markets;
•our commercialization, marketing, and manufacturing capabilities and strategy;
•our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•regulatory developments in the U.S., the United Kingdom, Australia, and other foreign countries;
•the success of competing therapies that are or may become available;
•our ability to attract and retain key scientific or management personnel;
•our use of the net proceeds from our public offerings;
•our ability to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives; and
•our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report. Moreover, we operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements to conform these statements to actual results or to changes in our expectations, except as required by law.
You should read this Quarterly Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.
Unless the context indicates otherwise, as used in this Quarterly Report, the terms “AnaptysBio,” “company,” “we,” “us” and “our” refer to AnaptysBio, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted. AnaptysBio is our common law trademark. This Quarterly Report contains additional trade names, trademarks, and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the nine months ended September 30, 2020, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in the Company’s Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements.”
Overview
We are a clinical stage biotechnology company developing first-in-class immunology therapeutic product candidates focused on emerging immune control mechanisms applicable to inflammation and immuno-oncology indications. We develop our product candidates using our proprietary antibody discovery technology platform, which is based upon a breakthrough understanding of the natural process of antibody generation, known as somatic hypermutation (“SHM”), and replicates this natural process of antibody generation in vitro. Our strategy is to advance the development of our proprietary product candidates, and where applicable, establish partnerships with leading biopharmaceutical companies where we retain certain development and commercialization rights. Our most advanced wholly-owned antibody programs, imsidolimab, etokimab, ANB030 and ANB032, are designed to modulate therapeutic targets that are genetically associated with human inflammatory disorders.
Imsidolimab, our IL-36R antibody previously referred to as ANB019, inhibits the interleukin-36 receptor (“IL-36R”), and is being developed for the treatment of rare inflammatory diseases, including generalized pustular psoriasis (“GPP”) and palmoplantar pustulosis (“PPP”). We completed a Phase 1 clinical trial in healthy volunteers, which was presented at the European Academy of Allergy and Clinical Immunology in 2018, where imsidolimab was well-tolerated by all subjects, no dose-limiting toxicities were observed, and no serious adverse events were reported among any subjects in the trial. In July 2020, the U.S. Food and Drug Administration (the “FDA”) granted Orphan Drug Designation for imsidolimab for the treatment of patients with GPP. We are conducting an open-label, multi-dose, single-arm Phase 2 clinical trial of imsidolimab in 8 GPP patients, also referred to as the GALLOP trial, where we announced positive topline data in October 2020. Six of 8 (75%) patients treated with imsidolimab monotherapy achieved the primary endpoint of improvement in the clinical global impression scale (“CGI”) on Day 29. Two of 8 (25%) patients were considered to have not met the primary endpoint because they dropped out of the trial prior to Day 29. The modified Japanese Dermatology Association Severity Index (“mJDA-SI”) score, which incorporates both dermatological and systemic aspects of GPP, decreased on average by 29% on Day 8 and 54% on Day 29. Erythema with skin pustules, which clinically defines GPP, decreased by 60% on Day 8 and 94% on Day 29. Serum c-reactive protein (“CRP”), which is an indicator of systemic inflammation, was normal (less than 5 mg/L) for 5 of the 6 patients achieving the primary endpoint on Day 29. Genotypic testing indicated homozygous wild-type IL-36RN, CARD14 and AP1S3 alleles for all 8 patients. We believe this suggests that imsidolimab may be broadly applicable to pustular diseases irrespective of genetic drivers. Anti-drug antibodies were not detected as of Day 29 in any patient. Imsidolimab was generally well-tolerated and most treatment-emergent adverse events were mild to moderate in severity and resolved without sequelae. No infusion or injection site reactions were observed. One patient dropped out of the trial due to a diagnosis of Staphylococcal aureus bacteremia in the first week, which was a serious adverse event deemed to be possibly drug-related. Because the patient was symptomatic prior to dosing and had a prior medical history of bacteremia, a common comorbidity of GPP, we do not believe this event is likely attributable to imsidolimab. Another patient dropped out of the study on Day 22 due to investigator reported inadequate efficacy. One patient contracted COVID-19 during the course of the trial, which was mild, unrelated to imsidolimab, and did not lead to study discontinuation. In September 2019, we announced from the first two patients to have completed the Day 113 treatment period under this trial, which indicated sustained efficacy in these two patients through Day 113. We plan to report full data from the GALLOP trial at a medical conference in 2021. We anticipate an FDA end-of-Phase 2 meeting during the fourth quarter of 2020 to outline the registration path of imsidolimab for the treatment of GPP.
We are also conducting a randomized, double-blind, placebo-controlled approximately 50-patient multi-dose trial of imsidolimab in PPP, also referred to as the POPLAR trial, where enrollment has been completed and the trial was over-enrolled, and top-line data are anticipated in the first quarter of 2021. We also plan to initiate a global registry of GPP and PPP patients, also referred to as the RADIANCE study, starting in the first quarter of 2021, which we anticipate will assist in enrollment of future clinical trials.
In addition to GPP and PPP, we anticipate initiation of Phase 2 clinical trials of imsidolimab in two additional indications: (1) skin toxicities associated with treatments with inhibitors of epidermal growth factor (“EGFRi”) and MAPK/ERK kinase (“MEKi”) and (2) ichthyosis Treatment of solid tumors with EGFRi and/or MEKI is frequently limited by the occurrence of skin toxicities, including acneiform or papulopustular rash. Recent translational data has suggested that these skin toxicities are mediated by excess IL-36 signaling, leading to IL-8-mediated cutaneous neutrophilia and acneiform rash. Based on existing claims data, approximately 60,000 patients are prescribed EGFRi and/or MEKi treatments annually, and the vast majority of these patients experience skin toxicity, which in some cases leads to dose reduction and/or discontinuation of treatment. Current standard-of-care treatments are generally ineffective in patients with the most severe grades of EGFRi and/or MEKi mediated skin toxicity. During the fourth quarter of 2020, we anticipate initiating a Phase 2 clinical trial of imsidolimab, in combination with EGFRi inhibitors, for the treatment of patients diagnosed with a certain baseline severity of skin toxicity, to assess the efficacy of imsidolimab in the treatment of this indication.
Ichthyosis is a family of rare, inherited, dermatological disorders characterized by dry, scaling and thickened skin. Recent human translational studies have suggested that the underlying skin inflammation responsible for ichthyosis is mediated by dysregulated IL-36 signaling, and we believe that imsidolimab treatment may be efficacious in treatment of this condition. Approximately 6,000 patients in the United States are affected with moderate-to-severe levels of ichthyosis and no approved therapies are available for this disease. We anticipate initiating a Phase 2 clinical trial of imsidolimab in patients with certain baseline severity of ichthyosis, during the fourth quarter of 2020.
Etokimab, our anti-IL-33 antibody previously referred to as ANB020, inhibits the activity of the interleukin-33 cytokine (“IL-33”), which we believe may be applicable to the treatment of respiratory disorders. We are conducting a randomized, placebo-controlled Phase 2 clinical trial of etokimab in approximately 100 adult patients with CRSwNP (a debilitating atopic disorder associated with elevated IL-33 pathway signaling), also referred to as the ECLIPSE trial. We recently reported top-line data from a week 8 interim analysis of the ECLIPSE trial. Patients dosed with etokimab every four (q4w) or eight weeks (q8w) failed to achieve statistically significant improvement in their bilateral nasal polyps score (“NPS”), an endoscopic measure of nasal occlusion, and in their sino-nasal outcome test (“SNOT-22”), a patient reported quality-of-life assessment, versus placebo at the week 8 time point. Both endpoints demonstrated statistically significant improvement over baseline levels of NPS and SNOT-22. Blood eosinophil levels, which are a biomarker of etokimab’s mechanism, demonstrated statistically significant reduction relative to baseline in both etokimab treatment arms. We intend to determine next steps for the etokimab program after reviewing week 16 primary endpoint data by year-end 2020.
Our third wholly-owned program, ANB030, is an anti-PD-1 agonist antibody program designed to augment PD-1 signaling through ANB030 treatment to suppress T-cell driven human inflammatory diseases. Genetic mutations in the PD-1 pathway are known to be associated with increased susceptibility to human inflammatory diseases, and hence we believe that ANB030 is applicable to diseases where PD-1 checkpoint receptor function may be under-represented. We presented preclinical data for ANB030 at the Festival of Biologics Annual Meeting in March 2020. We initiated a Phase 1 healthy volunteer clinical trial in the first half of 2020 subsequent to clearance of our Investigational New Drug Application (“IND”) for ANB030 by the FDA, which is designed to assess the safety, pharmacokinetics and pharmacodynamics of ANB030 in single and multiple ascending dose cohorts. We anticipate top-line data from this Phase 1 clinical trial in mid-2021.
Our fourth wholly-owned program is an anti-BTLA modulator antibody, known as ANB032, which is broadly applicable to human inflammatory diseases associated with lymphoid and myeloid immune cell dysregulation. Mutations in the BTLA signaling pathway are associated with human inflammatory disease, and we believe ANB032 silences pro-inflammatory signaling by modulating BTLA binding to HVEM. We anticipate filing an IND for ANB032 during the fourth quarter of 2020. We presented preclinical data regarding ANB032 at the 2020 Federation of Clinical Immunology Societies (FOCIS) Virtual Annual Meeting in October 2020.
In addition to our wholly-owned antibody programs, multiple Company-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. We have received to date approximately $105.0 million in cash receipts from collaborations. Our collaborations include an immuno-oncology-focused collaboration with GSK, Inc. (“GSK”) and an inflammation-focused collaboration with BMS Corporation. A Biologics License Application (“BLA”) for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called dostarlimab, was submitted by GSK and accepted by the FDA for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (“dMMREC”). In addition, the European Medicines Agency (“EMA”) recently accepted GSK’s Marketing Authorization Application (“MAA”) for dostarlimab in the EU for dMMREC. We received a $10.0 million cash milestone payment upon the FDA acceptance of GSK’s NDA and anticipate an additional $20.0 million cash milestone payment upon first FDA approval of dostarlimab during the fourth quarter of 2020. This FDA approval is dependent on a pre-approval inspection of the dostarlimab manufacturing site by the FDA and is therefore contingent on easing of the coronavirus (“COVID-19”) pandemic travel restrictions. We also received a $5.0 million milestone payment for the EMA acceptance of GSK’s MAA and anticipate an additional $10.0 million cash milestone payment upon EMA approval. In addition, GSK anticipates submitting a regulatory filing for potential approval of dostarlimab in a second indication, the treatment of pan-deficient mismatch repair tumors, during the first half of 2021.We anticipate receiving additional milestones from GSK, of equal magnitude to the milestone payments outlined above, upon acceptance and approval of BLA and EMA filings of dostarlimab for this second indication. Depending upon the timing of the aforementioned dostarlimab regulatory acceptance and approval milestones, we anticipate a total of $75.0 million in such milestone payments over the upcoming 18 months. An additional $165.0 million in sales milestones is anticipated upon achievement of certain dostarlimab annual sales revenues. Dostarlimab is also under development at GSK for a number of oncological indications, including endometrial cancer, non-small cell lung cancer, ovarian cancer, colorectal cancer and mismatch repair deficient solid tumors. In October 2020, we amended our GSK collaboration to increase royalties on global net sales of dostarlimab to 8-25%, add a royalty to GSK’s global net sales of ZejulaTM and a one-time cash payment of $60.0 million. For more information about these collaborations, see Part I-Note 4, Collaborative Research and Development Agreements, and Part I-Note 10, Subsequent Event above.
The following table summarizes certain key information about our wholly-owned and partnered product candidates:

Antibody Program	Therapeutic Indication	Discovery	Preclinical	Phase 1	Phase 2	Phase 3	Commercial Rights
		Development Stage & Anticipated Milestones					
Imsidolimab (ANB019): Anti-IL-36R	Generalized Pustular Psoriasis			Phase 1 Data Presented at EAACI 2018	FDA End-Of-Phase 2 Meeting Anticipated Q4 2020 FDA Orphan Drug Designation Received		AnaptysBio
	Palmoplantar Pustulosis				POPLAR: Phase 2 Top-Line Data Q1 2021		
	EGFRi-Mediated Skin Toxicity				Phase 2 Initiation Q4 2020		
	Ichthyosis				Phase 2 Initiation Q4 2020		
Etokimab (ANB020): Anti-IL-33	Atopic Dermatitis			Phase 1 Data Presented at AAD and AAAAI 2017	Phase 2a Data Presented at AAD and EAACI 2018 Discontinue Development		
	Eosinophilic Asthma				Phase 2a Data Presented at EAACI 2019 Phase 2b On-Hold		
	Chronic Rhinosinusitis With Nasal Polyps				ECLIPSE: Phase 2 Complete Data Year-End 2020		
ANB030: Anti-PD-1 Agonist	Inflammatory Diseases			Phase 1 Top-Line Data Mid-2021			
ANB032: Anti-BTLA Modulator	Inflammatory Diseases		IND Filing Anticipated Q4 2020				
Dostarlimab (GSK4057190): Anti-PD-1 Antagonist	dMMR Endometrial Cancer					US Approval Anticipated Q4 2020 EMA MAA Filing Accepted	gsk
	dMMR Pan-Tumor					Regulatory Filing Anticipated H1 2021	
	Ovarian Cancer				MOONSTONE & OPAL: Ongoing	FIRST: Ongoing	
Cobolimab (GSK4069889): Anti-TIM-3 Antagonist	Immuno-Oncology				AMBER: Dostarlimab Combination Trial Ongoing		
GSK4074386: Anti-LAG-3 Antagonist	Immuno-Oncology				CITRINO: Dostarlimab Combination Trial Ongoing		
TSR-075: Anti-PD-1/ LAG-3 Bispecific	Immuno-Oncology		IND-Enabling Studies Ongoing				
CC-90006: Anti-PD-1 Agonist	Psoriasis			Ongoing			Bristol-Myers Squibb
Undisclosed	Inflammation		Ongoing

In addition, in December 2019, a strain of coronavirus was reported in Wuhan, China and began to spread globally, including to the United States and Europe, in the following months. The World Health Organization has declared COVID-19 to be a pandemic and a public health emergency of international concern. The full impact of the COVID-19 pandemic is inherently uncertain at the time of this Quarterly Report. The COVID-19 pandemic has resulted in travel restrictions and, in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses, and greater uncertainty in global financial markets. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world, and many governments have closed most public establishments, including restaurants, workplaces, and schools. Our ongoing clinical trials have been, and may continue to be, affected by the closure of offices, or country borders, among other measures being put in place around the world. The inability to travel and conduct face-to-face meetings can also make it more difficult to enroll new patients in ongoing or planned clinical trials. Any of these circumstances will potentially have a negative impact on our financial results and the timing of our clinical trials.
The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing or modifying employee travel, moving to full remote work, and cancelling physical participation in meetings, events, and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, patients, and business partners.
The extent of the impact of the COVID-19 pandemic on our future liquidity and operational performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our trials, patients, and collaboration partners, and the effect on our suppliers.
Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. From inception through September 30, 2020, we have received $104.6 million in cash in non-dilutive funding from our collaborators.
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
•Employee-related expenses, including salaries, benefits, travel, and stock-based compensation;
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
We are conducting research and development activities primarily on inflammation programs. We have a research and development team that conducts antibody discovery, characterization, translational studies, IND-enabling preclinical studies, and clinical development. We conduct some of our early research and preclinical activities internally and plan to rely on third parties, such as CROs and CMOs, for the execution of certain of our research and development activities, such as in vivo toxicology and pharmacology studies, drug product manufacturing, and clinical trials.
We have completed Phase 1 and 2a clinical trials for etokimab and Phase 1 clinical trials for imsidolimab and have ongoing Phase 2 clinical trials as well.

General and Administrative Expense
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation for our executive, finance, legal, business development, human resource, and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses, and professional fees for auditing, tax, and legal services.
Interest Expense
Interest expense consists of floating interest payments and amortization of discounts on our outstanding notes payable relating to our Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank, as amended (the “Loan Agreement”). On January 1, 2020, the Loan Agreement was paid in full, without penalty or premium.
Interest Income
Interest income consists primarily of interest earned on our short-term and long-term investments and is recognized when earned.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed with the SEC on March 2, 2020.
Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
Collaboration Revenue
We recognized $0 million and $15.0 million in collaboration revenue for the three and nine months ended September 30, 2020, respectively, related to two milestone payments associated with dostarlimab, the anti-PD-1 antagonist antibody partnered with GSK. The first milestone payment was for $10.0 million for successful filing of the first NDA in a first indication and the second milestone payment was for $5.0 million for successful filing of the first MAA in a first indication. We recognized $0 million and $5.0 million for the three and nine months ended September 30, 2019, respectively related to a milestone payment for the initiation of a Phase 3 clinical trial in a second indication for dostarlimab, the anti-PD-1 antagonist antibody. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Research and Development Expenses
Research and development expenses were $19.5 million during the three months ended September 30, 2020 compared to $29.9 million during the three months ended September 30, 2019 for a decrease of $10.4 million, primarily due to a $7.8 million decrease in outside services for manufacturing expenses, $1.8 million decrease in clinical expenses, $0.7 million decrease in salaries and related expenses, including stock compensation expense, and a $0.1 million decrease in other research and development expenses.
Research and development expenses were $58.5 million during the nine months ended September 30, 2020 compared to $77.9 million during the nine months ended September 30, 2019 for a decrease of $19.4 million, primarily due to a $15.2 million decrease in outside services for manufacturing expenses, $2.3 million decrease in clinical expenses, $1.7 million decrease in salaries and related expenses, including stock compensation expense, and a $0.2 million decrease in other research and development expenses.
We do not track fully burdened research and development costs separately for each of our product candidates. We review our research and development expenses by focusing on external development and internal development costs. External development expenses consist of costs associated with our external preclinical and clinical trials, including pharmaceutical development and manufacturing. Included in preclinical and other unallocated costs are external corporate overhead costs that are not specific to any one program. Internal costs consist of salaries and wages, share-based compensation and benefits, which are not tracked by product candidate as several of our departments support multiple product candidate research and development programs. The following table summarizes the external costs attributable to each program and internal costs (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
External Costs
Imsidolimab	$6,402	$4,284	$2,118	$15,218	$14,382	$836
Etokimab	1,714	13,934	(12,220)	13,605	33,214	(19,609)
ANB030	1,372	3,170	(1,798)	3,011	8,147	(5,136)
Preclinical and other unallocated costs	5,623	3,404	2,219	13,620	7,502	6,118
Total External Costs	15,111	24,792	(9,681)	45,454	63,245	(17,791)
Internal Costs	4,431	5,139	(708)	13,004	14,667	(1,663)
Total Costs	$19,542	$29,931	$(10,389)	$58,458	$77,912	$(19,454)
General and Administrative Expenses
General and administrative expenses were $4.8 million during the three months ended September 30, 2020 compared to $3.8 million during the three months ended September 30, 2019 for an increase of $1.0 million, primarily due to a $0.5 million increase in personnel costs including stock compensation expense, $0.5 million increase in legal expenses and $0.2 million increase in insurance expense, offset by a $0.2 million decrease in professional fees.
General and administrative expenses were $13.8 million during the nine months ended September 30, 2020 compared to $12.3 million during the nine months ended September 30, 2019 for an increase of $1.5 million, primarily due to a $1.0 million increase in legal expenses, $0.5 million increase in insurance expense and $0.4 million increase in personnel costs including stock compensation expense, offset by a $0.3 million decrease in professional fees and $0.1 million decrease in travel expenses.
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
Interest Expense
Interest expense was $0 for both the three and nine months ended September 30, 2020, and $0.2 million and $0.8 million during the three and nine months ended September 30, 2019, respectively. The decrease in interest expense during the periods is due to the final payment made on the Loan Agreement on January 1, 2020.
Interest Income
Interest income was $0.6 million and $3.6 million during the three and nine months ended September 30, 2020, respectively, and was $2.8 million and $8.7 million during the three and nine months ended September 30, 2019, respectively, which primarily related to our short-term and long-term investments, the balance of which decreased during the periods as a result of funding our clinical trial programs. The decrease in interest income is also attributable to lower interest rates during the three and nine months ended September 30, 2020.
Other Income (Expense), Net
Other income (expense), net was expense of less than $0.1 million and income of less than $0.1 million for the three and nine months ended September 30, 2020, respectively, and income of $0.1 million for both the three and nine months ended September 30, 2019, respectively, and primarily related to foreign exchange transactions through our Australian subsidiary and with our foreign CROs and CMOs.
Liquidity and Capital Resources
From our inception through September 30, 2020, we have received an aggregate of $743.9 million to fund our operations, which included $620.2 million from the sale of equity securities, $104.6 million from our collaboration agreements and $19.1 million from venture debt. As of September 30, 2020, we had $374.5 million in cash, cash equivalents and investments.
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
On October 23, 2020, we amended our GSK Agreement, as disclosed in Note 10. Under the Amendment, we allowed for GSK to conduct development and commercialization of Zejula and we are entitled to increased royalties upon sales of dostarlimab, an anti-PD-1 antagonist antibody under development by GSK for multiple oncological disorders, including endometrial cancer, non-small cell lung cancer, ovarian cancer, colorectal cancer and mismatch repair deficient solid tumors, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion and from 12% up to 25% of Net Sales above $1.0 billion. The Amendment also entitles us to a one-time non-refundable cash payment of $60.0 million payable to us within 30 days of the date of the Amendment. Tesaro also agreed, starting January 1, 2021, to pay us a 1% royalty on all GSK and Tesaro Net Sales of Zejula TM, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor, which has received US approval for the maintenance treatment of adult patients with advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to first-line platinum-based chemotherapy, and is under development for additional cancer indications.
Funding Requirements
We may seek to obtain additional financing in the future through equity or debt financings or through collaborations or partnerships with other companies. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially adversely affected.
Our primary uses of capital are, and we expect will continue to be, third-party clinical and preclinical research and development services, including manufacturing, laboratory and related supplies, compensation and related expenses, legal, patent and other regulatory expenses, and general overhead costs. We have entered into agreements with certain vendors for the provision of services, including services related to commercial manufacturing, that we are unable to terminate for convenience. Under such agreements, we are contractually obligated to make certain minimum payments to the vendors with the amounts to be based on the timing of the termination and the specific terms of the agreement.
As a publicly traded company, we incur significant legal, accounting, and other expenses that were not required as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the Securities and Exchange Commission (the “SEC”) and The Nasdaq Global Stock Market, requires public companies to implement specified corporate governance practices that were inapplicable to us as a private company. These rules and regulations have increased our legal and financial compliance costs and have made and will continue to make certain activities more time-consuming and costly.
Cash, cash equivalents and investments totaled $374.5 million as of September 30, 2020, compared to $428.5 million as of December 31, 2019. We believe that our existing cash, cash equivalents and investments will fund our current operating plan at least into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(51,735)	$(53,712)
Investing activities	90,877	127,396
Financing activities	(1,005)	(4,382)
Net increase in cash, cash equivalents, and restricted cash	$38,137	$69,302
Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2020 of $51.7 million was primarily due to our net loss of $53.6 million, adjusted for addbacks for non-cash expenses of $9.2 million, which includes stock-based compensation and net decreases in working capital of $7.3 million. Net cash used in operating activities during the nine months ended September 30, 2019 of $53.7 million was primarily due to our net loss of $77.1 million, adjusted for non-cash expenses of $8.1 million, which includes stock-based compensation and net increases in working capital of $15.3 million.
Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2020 and 2019 of $90.9 million and $127.4 million, respectively, primarily relates to the timing of our investment maturity, which was used to fund our operating expenses.
Financing Activities
The net cash used in financing activities during the nine months ended September 30, 2020 of $1.0 million primarily related to principal and final payments of $1.4 million made on the Loan Agreement, offset by $0.4 million in proceeds from the issuance of common stock upon the exercise of stock options. The net cash used in financing activities during the nine months ended September 30, 2019 of $4.4 million primarily related to principal payments of $5.6 million made on the Loan Agreement, offset by $1.2 million in proceeds from the issuance of common stock upon the exercise of stock options.
Contractual Obligations
Operating Leases
We have two non-cancellable office leases (the “Office Leases”) with remaining lease terms of approximately one year, each of which are classified as operating leases. Both leases expire in 2021. Only one of our leases has remaining renewal options, which includes three options to renew for one additional year. The exercise of lease renewal options is at our sole discretion, which we currently do not anticipate exercising and as such were not recognized as part of our right-of-use (“ROU”) asset and lease liabilities. Our lease payments are fixed, and we recognize lease expense for these leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 8.59%.
At September 30, 2020, the future minimum annual obligations under the Office Leases are $0.2 million and $0.7 million for the remainder of fiscal years ending 2020 and 2021, respectively.

On May 4, 2020, we entered into a lease agreement (the “Lease Agreement”) with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121. Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space in the 10770 Wateridge Circle Building for a term of 124 months, beginning on March 1, 2021 (or on such later date as described in the Lease Agreement). The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option we have to terminate the lease after seven years with the payment of a termination fee. The monthly base rent will be $4.20 per rentable square foot and will be increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities.
Other Commitments and Contingencies
We have entered into agreements with certain vendors for the provision of goods and services, which includes manufacturing services with CMOs and development services with CROs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement.
Guarantees and Indemnifications
We enter into standard indemnification arrangements in the ordinary course of business. Pursuant to certain of these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party for third-party claims in connection with our breach of the agreement, our negligence or willful misconduct in connection with the agreement, or any trade secret, copyright, patent or other intellectual property infringement claim with respect to our technology. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in the future but have not yet been made.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2020, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K filed with the SEC on March 2, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of September 30, 2020, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On March 25, 2020, a putative securities class action was filed in the United States District Court for the Southern District of California naming the Company and certain of its current or former officers as defendants. The complaint purports to assert claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our common stock between October 10, 2017 and November 7, 2019 (the “Class Period”). An amended complaint was filed on September 30, 2020 alleging that, during the Class Period, the defendants made material misrepresentations or omissions regarding our etokimab product candidate that artificially inflated our stock price. The plaintiff seeks, among other things, damages in an unspecified amount, as well as costs and expenses. We believe that the plaintiff’s allegations are without merit and intend to vigorously defend against the claims. On September 1, 2020, a related shareholder derivative complaint was filed based on allegations substantially similar to those in the class action, and asserting claims against current or former officers and directors for contribution under Sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty, unjust enrichment and corporate waste. Because the Company is in the early stages of this litigation matter, we are unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters.
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.
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
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care, and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. For example, results from our initial Phase 2a clinical trial of etokimab in moderate-to-severe atopic dermatitis patients was not representative of the results we experienced in our later etokimab moderate-to-severe atopic dermatitis Phase 2b clinical trial called “ATLAS”. Similarly, we reported interim results of our GALLOP Phase 2 clinical trial of imsidolimab, which included data for two patients who had completed the Day 113 trial period. While we believe these results are likely to be representative of subsequent patients in the clinical trial, the results we have observed to date may not be predictive of results once all 8 patients have completed the clinical trial. If our later clinical trials are unsuccessful, our product candidates may be delayed in development or fail entirely, which would have a material adverse impact on our business.
We have elected to structure our initial Phase 2a clinical trials with etokimab as investigational studies that enroll a relatively limited number of patients and are intended to allow us to better assess patient responses and potential efficacy results before designing and commencing Phase 2b clinical trials. We believe the results we have observed in the initial Phase 2a clinical trials of etokimab in severe adult eosinophilic asthma may suggest a reasonable basis for continuing development of etokimab in this indication through a larger Phase 2b clinical trial. However, as a result of the recently announced topline data from our ATLAS etokimab Phase 2b trial in atopic dermatitis, we have decided to postpone the initiation of our planned Phase 2b etokimab clinical trial in eosinophilic asthma (a multi-dose, randomized, double-blinded, placebo-controlled trial in 300-400 patients) until we have the opportunity to analyze the complete results from our currently ongoing Phase 2 trial of etokimab in CRSwNP. Our Phase 2a clinical trials involved relatively small patient populations (for example, 25 patients in our Phase 2a clinical trial in severe adult eosinophilic asthma). The results we have observed in these smaller patient populations may not be predictive of results we will experience in later studies. Furthermore, the average results reported from our Phase 2a clinical trial in severe eosinophilic asthma (for example, the average change in FEV1 reported) were subject to significant variability due to the small number of patients enrolled and, as expected, were not statistically significant. In addition, we elected to structure our initial Phase 2a clinical trial in eosinophilic asthma as a single dose study, which may not be representative of the efficacy and/or safety observed in subsequent multi-dose Phase 2, Phase 2b, or Phase 3 clinical trials.
In addition, later studies may also include different design elements that could contribute to us experiencing different results than we have observed in our Phase 2a clinical trials. One such design element may be differences in efficacy endpoints between Phase 2a clinical trials and subsequent Phase 2, Phase 2b or Phase 3 clinical trials. For instance, while our single dose Phase 2a clinical trial of etokimab in eosinophilic asthma demonstrated efficacy in terms of FEV1 improvement versus placebo, we did not structure that clinical trial to assess efficacy in terms of exacerbation reduction, which is the endpoint historically used by the FDA for drug approval in asthma. Hence our future Phase 2, Phase 2b, or Phase 3 clinical trials in asthma may not demonstrate efficacy in exacerbation reduction leading to potential delays or failure to obtain approval of etokimab in asthma. In addition, the initial results we have reported from our Phase 2a clinical trials have included interim analyses and top-line results at early time points, which may not accurately predict the final results of these clinical trials or the results of future clinical trials. For instance, our single dose Phase 2a clinical trial of etokimab in atopic dermatitis demonstrated certain levels of EASI-50 response upon interim analysis at Day 29, but this EASI-50 response level was not maintained at the end of this clinical trial at Day 140. In another example, interim analysis data from our Phase 2a clinical trial of severe adult eosinophilic asthma demonstrated FEV1 improvement over placebo at Day 64, but this FEV1 improvement was not maintained at the same levels through study completion at the Day 127 time point.
Furthermore, our rationale for conducting clinical trials of etokimab in multiple indications is that we believe etokimab’s mechanism of action, the inhibition of IL-33, has the potential be effective for treatment of a range of atopic inflammatory disorders. However, in light of the recently announced topline data from our ATLAS Phase 2b clinical trial of etokimab in atopic dermatitis and our recently announced interim analysis from our ECLIPSE clinical trial of etokimab in CRSwNP, it is possible that our assumptions regarding the effectiveness of etokimab’s mechanism of action may be incorrect and that etokimab may be ineffective in certain inflammatory disorders or in treating inflammatory disorders generally. If this were the case, then the complete results from our ongoing Phase 2 clinical trial of etokimab in CRSwNP, and results from any other clinical trials of etokimab that we conduct, are less likely to be positive.
If our later clinical trials of imsidolimab or etokimab are unsuccessful, whether for one of the reasons mentioned above or otherwise, imsidolimab or etokimab may be delayed in development or fail entirely, which would have a material adverse impact on our business.
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
Furthermore, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments for the relevant disease. We may not be able to initiate our planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. More specifically, some of our product candidates, including imsidolimab, initially target indications that are very rare, which can prolong the clinical trial timeline for the regulatory process if sufficient patients cannot be enrolled in a timely manner.
The COVID-19 pandemic has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, contractors, and patients, which could adversely and materially impact our business, financial condition, and results of operations.
The COVID-19 pandemic and mitigation measures have had, and may continue to have, an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.
The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing or modifying employee travel, moving to full remote work, and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and patients. In response to the COVID-19 pandemic, we limited our office to only those employees completing laboratory-based tasks essential to our development efforts, and are starting to allow other employees to work in our office with certain precautions in place that we believe will ensure our employees’ safety and wellbeing. “Essential” employees that are unable to telework continue to work at our facilities, and we have implemented appropriate safety measures, including social distancing, face covering, and increased sanitation standards. We are following guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees, and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among our workforce due to the COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and well-being of our “essential” employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace, and they may be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.
A prolonged disruption or any further unforeseen delay in our operations or within any of our business activities could continue to result in reduced participation in ongoing clinical trials or delays in enrolling our planned clinical trials because we rely on contract research organizations (for non-clinical and clinical activities) (“CROs”) and contract manufacturing organizations (“CMOs”) to conduct our clinical trials and to manufacture our product candidates. If our CROs are unable to continue ongoing clinical trials or to enroll new patients for new clinical trials, or if our CMOs are unable to obtain sufficient quantities of reagents or manufacture adequate drug quantities, our clinical trials could be materially delayed or disrupted. We may also encounter delays from the FDA, EMA or other health authorities in our clinical development efforts. Any elongation or de-prioritization of our preclinical studies or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. Further, in reaction to the spread of COVID-19 in the United States and internationally, many patients and medical facilities are delaying or canceling elective procedures, adding further strain to health care budgets globally.
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
Both the health and economic aspects of the COVID-19 virus are highly fluid, and the future course of each is uncertain. For these reasons and other reasons that may come to light if the COVID-19 pandemic and associated protective or preventative measures expand, we may experience a material adverse effect, either directly or indirectly through our CROs, CMOs, collaboration partners or patients, on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.
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
We have conducted various preclinical studies of our product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. We have only completed early clinical trials for etokimab, and subsequent patient trials with etokimab are currently ongoing. We also have only completed a Phase 1 clinical trial with imsidolimab, and subsequent patient trials with imsidolimab are currently ongoing. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, or to observe results in later stage clinical trials that are unexpected based on early clinical trials. Many product candidates fail in clinical trials despite promising preclinical and early clinical results. In addition, top-line results of a clinical trial, which generally reflect preliminary reviews of primary efficacy and/or safety results, do not necessarily predict final results, and any top-line findings or assessments are subject to change pending the completion of final data review procedures. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

Some patients in our clinical trials have experienced adverse events, including serious adverse events. The most frequent treatment-emergent adverse events reported were mild dizziness or vomiting in patients subsequent to placebo dosing, and mild headache, strep throat, upper respiratory tract infection, or, in one case, severe neutropenia which was acute and not persistent in patients post-etokimab administration. In addition, we reported that one patient dropped out of the GALLOP Phase 2 clinical trial for imsidolimab due to diagnosis with Staphylococcal aureus bacteremia on Day 3 post-imsidolimab administration, which was a serious adverse event deemed to be possibly drug-related. Subjects in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or in our Phase 1 or Phase 2 clinical trials. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which will inform our dosing strategy for future clinical trials, however such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans and may lead to unforeseen toxicity not previously observed in preclinical testing. If preclinical studies of our product candidates fail to provide preliminary evidence of safety to the satisfaction of regulatory authorities or do not otherwise produce satisfactory results, we may incur additional costs or experience delays in initiating and/or advancing the development and commercialization of our product candidates. Further, if clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
If further significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trial, patients may drop out of our trial, or we may be required to abandon the trial or our development efforts of that product candidate altogether. We, the FDA, or other applicable regulatory authorities, or an institutional review board or ethics committee, may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such clinical trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude a product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.
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
Our ability to continue to develop our product candidates, and to have the potential to achieve and sustain profitability, depends on the FDA and foreign regulatory authorities permitting us to conduct human clinical trials and, if our product candidates are safe and effective, obtaining approval from the FDA and foreign regulatory authorities to market them and subsequently successfully commercializing them, either alone or with our collaborators. The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug and biologic products are subject to extensive regulation by the FDA and foreign regulatory authorities. Though we have cleared an IND and clinical trial application (“CTA”) to conduct clinical trials for both etokimab and imsidolimab in the United States and certain foreign jurisdictions, before commencing clinical trials in the United States for any other product candidate, we must submit an IND to the FDA; foreign regulatory authorities enforce similar requirements for initiation of clinical trials in other countries. An IND or foreign equivalent requires extensive preclinical studies, and there is no guarantee that the FDA or foreign regulatory authorities will allow clinical trials to proceed based on the IND or equivalent submission. For example, although we have initiated toxicology studies for our product candidates, the FDA in the United States, or other foreign regulatory authorities, as applicable, may not allow our clinical trials to proceed in the regulatory authority’s jurisdiction if we are unable to show safety margins acceptable to the particular regulatory authority in appropriate animal species in our preclinical toxicology studies.

Even if we or our collaborators initiate and complete clinical trials for our product candidates, these product candidates will not be permitted to be marketed in the United States until approval of a BLA from the FDA, is received, and will not be permitted to be marketed in other countries without marketing approval from foreign regulatory authorities. Obtaining approval of a BLA or other marketing approvals is often a lengthy, expensive and uncertain process over which the FDA and foreign regulatory authorities have substantial discretion. Other than submitting and receiving acceptance for initiation of our previous and current clinical trials in the United States and certain foreign jurisdictions, we have not yet discussed with the FDA or foreign regulatory authorities the development plans for any of our product candidates or the designs of any of our later-stage clinical studies. We thus may not have the full benefit of the FDA’s or foreign regulatory authorities’ current thinking on clinical trial designs or product development for our target indications. For example, we believe a small pivotal clinical trial, potentially with less than 100 patients, may be sufficient to demonstrate substantial evidence of efficacy of imsidolimab in GPP patients. However, we have not yet discussed clinical trial design for this indication with the FDA, and the FDA may disagree with our proposed clinical trial design, including the number of patients necessary to demonstrate efficacy and/or may require us to conduct more than one pivotal clinical trial in order to obtain approval of a BLA.
Preclinical studies and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. Product candidates, on average, take 10 to 15 years to be developed from the time they are discovered to the time they are approved and available for treating patients. The start or end of a clinical trial is often delayed or halted for many reasons, including:
•imposition of a clinical hold for safety reasons or following an inspection of clinical trial operations or site by the FDA or other regulatory authorities;
•manufacturing challenges;
•insufficient supply or quality of product candidates or other materials necessary to conduct clinical trials;
•delays in reaching or failure to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and CROs or failure by such CROs or trials sites to carry out the clinical trial in accordance with our agreed-upon terms;
•non-clinical or clinical sites becoming unavailable due to political, economic, or public health events, such as the COVID-19 pandemic;
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
Our product candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical or other studies or clinical trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Moreover, regulatory authorities may determine that the clinical and other benefits of a product candidate do not outweigh the safety or other risks. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may also cause delays in or prevent the approval of an application.

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
We have recently commenced clinical development of etokimab, imsidolimab and ANB030 and have no other history of conducting clinical trials or commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
Our operations to date have been largely limited to financing and staffing our company, developing our technology, and developing our wholly-owned product candidates and other product candidates in partnerships with our collaborators. As a company, we have only very limited experience conducting clinical trials and have not had previous experience commercializing product candidates, including submitting a BLA to the FDA. In part because of this lack of experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized. Clinical trials and commercializing our wholly-owned product candidates will require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs, consultants or collaborators. Relying on third-party clinical investigators, CROs or collaborators may result in delays that are outside of our control.

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
Further, as a clinical stage business, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
We face significant competition, and if our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.
The biotechnology industry is highly competitive and subject to rapid and significant technological change. Products we may develop in the future are also likely to face competition from other drugs and therapies, some of which we may not currently be aware. We have competitors both in the United States and internationally, including major multinational pharmaceutical and biotechnology companies, established biotechnology companies, specialty biotechnology companies, emerging and start-up companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or approval from the FDA or foreign regulatory authorities or discovering, developing and commercializing products in our field before we do.
For asthma, our competitors include omalizumab (Xolair; Roche), which has received FDA approval and functions by inhibiting the binding between free IgE and FceRI; antibodies that bind IL-5 and inhibit its interaction with the IL-5 receptor such as mepolizumab (Nucala; GSK) and reslizumab (Cinqair; Teva), both of which the FDA has approved for the add-on maintenance treatment in patients with severe eosinophilic asthma; antibodies such as benralizumab (FASENRA, AstraZeneca) that bind the IL-5 receptor; antibodies that bind the IL-4 receptor and inhibit its signaling through IL-4 and IL-13 cytokines such as dupilumab (Dupixent; Regeneron/Sanofi), which has been approved by the FDA for use with other asthma medicines for the maintenance treatment of moderate-to-severe asthma in patients aged 12 years and older whose asthma is not controlled with their current asthma medicines; antibodies that bind to IL-13 such as lebrikizumab (Dermira), tralokinumab (AstraZeneca, LEO Pharma) and anrukinzumab (Pfizer), which are in clinical testing; antibodies that bind the IL-4 receptor alpha chain, such as AMG 317 (Amgen) in clinical testing; ST2-binding antibodies including Roche’s RG6149 which is in clinical testing for asthma and the treatment of COVID-19, and GSK’s GSK3772847, and Regeneron’s IL-33 antibody (REGN3500) each in clinical development for asthma and chronic obstructive pulmonary disease; a recently announced IL-33 related program by AstraZeneca (MEDI3506) in a Phase 1 clinical trial indicated for chronic obstructive pulmonary disease and the treatment of COVID-19; DP-2 antagonists including fevipiprant (Novartis) under development for asthma and GB001 (Gossamer Bio) under development for asthma; and an anti-TSLP antibody called tezepelumab (AMG 157, MEDI9929, Amgen/AstraZeneca) being developed by Amgen and AstraZeneca for asthma.
Our competitors in CRSwNP include dupilumab (Regeneron/Sanofi), mepolizumab (GSK), benralizumab (AstraZeneca), omalizumab (Novartis), GB001 (Gossamer Bio) and PF-06817024 (Pfizer), each of which are in clinical testing.
For GPP and PPP, our competitors include marketed therapies such as secukinumab (Cosentyx; Novartis), which binds IL-17A; ustekinumab (Stelara; Janssen), which blocks IL-12 and 23 cytokine function; and acitretin (Soriatane; GSK), as well as therapies in development such as guselkumab (Janssen), which blocks IL-23 cytokine function, gevokizumab (Xoma 052) and canakinumab (Ilaris, Novartis), which binds IL-1 beta, anakinra (Kineret; Swedish Orphan Biovitrum AB), a recombinant form of the IL-1 receptor antagonist and an anti-IL-36 receptor antibody called BI-655130 (Boehringer Ingelheim).
For ichthyosis, systemically administered competitors include secukinumab (Cosentyx; Novartis), liarozole (GSK), dupilumab (Dupixent; Regeneron/Sanofi), and adalimumab (Humira; Abbvie). Various topical treatments may also be used off-label for treatment of ichthyosis related symptoms.
For our anti-inflammatory checkpoint modulator antibody programs, our competitors include CC-90006 (BMS), which is an anti-PD-1 agonist antibody developed under our partnership with BMS, a BTLA modulator antibody called LY3361237 being developed by Eli Lilly and a PD-1 agonist antibody also being developed by Eli Lilly.
With the enactment of the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as interchangeable based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product is approved under a BLA. To date, several biosimilar products have been approved under the BPCIA, but no interchangeable biological products have been approved. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for planned clinical trials and acquiring technologies complementary to, or necessary for, our programs. In addition, the biotechnology industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.
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
•restrictions on the use of our products, if approved, such as boxed warnings or contraindications in labeling or a risk evaluation and mitigation strategy (“REMS”), if any, which may not be required of alternative treatments and competitor products;
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

If companion diagnostics for our product candidates, for which such diagnostics are required, are not successfully, and in a timely manner, validated, developed or approved, we may not achieve marketing approval or realize the full commercial potential of our product candidates.
If companion diagnostics are developed in conjunction with clinical programs, the FDA may require regulatory approval of a companion diagnostic as a condition to approval of the product candidate. For example, if we use a genetic test to determine which patients are most likely to benefit from imsidolimab for the treatment of GPP or PPP by designing our pivotal clinical trial or clinical trials of imsidolimab in that indication to require that subjects test positive for specific genetic mutations as a criterion for enrollment, then we will likely be required to obtain FDA approval or clearance of a companion diagnostic, concurrent with approval of imsidolimab, to test for those genetic mutations; we may also be required to demonstrate to the FDA the predictive utility of the companion diagnostic—namely, that the diagnostic selects for patients in whom the biologic therapy will be effective or more effective compared to patients not selected for by the diagnostic. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. We do not currently have any agreement in place with any third party to develop or commercialize companion diagnostics for any of our product candidates. Companion diagnostics are subject to regulation by the FDA and foreign regulatory authorities as medical devices and require separate regulatory approval or clearance prior to commercialization.
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
The manufacture of biologics is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our products for patients, if approved, could be delayed or stopped.
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
In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we or our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Moreover, we source certain of the raw materials needed for our product candidates from outside the U.S.. Although we have not experienced any material supply interruptions to date, it is possible that the COVID-19 pandemic could cause such interruptions in the future. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. We had $15.0 million in collaboration revenue and our net loss was $53.6 million for the nine months ended September 30, 2020 and $77.1 million for the nine months ended September 30, 2019, with $5.0 million in collaboration revenue. As of September 30, 2020, we had an accumulated deficit of $297.6 million.
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
•establish and maintain supply and manufacturing relationships with third parties and ensure adequate and legally compliant manufacturing of our product candidates;
•obtain coverage and adequate product reimbursement from third-party payors, including government payors;
•acquire or in-license other product candidates and technologies; and
•achieve market acceptance for our or our collaborators’ products, if any.
We are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability because of the numerous risks and uncertainties associated with product development. In addition, our expenses could increase significantly beyond expectations if we are required by the FDA or other regulatory authorities to perform studies or clinical trials in addition to those that we currently anticipate. Even if imsidolimab and etokimab, or any of our other product candidates, are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of any product candidate.
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
As a research and development company, our operations have consumed substantial amounts of cash since our inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue our discovery and preclinical development to identify new clinical candidates, and we and our collaborators conduct clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we incur additional costs associated with operating as a public company. We believe that our existing cash, cash equivalents and investments will fund our current operating plan at least into 2023. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we continue to move our product candidates through preclinical studies, submit INDs or foreign equivalents and conduct clinical development, we may have adverse results requiring us to find new product candidates. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through collaboration agreements to continue development of our product candidates.
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

We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations, or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Risks Related to Managing Growth, Operations and Macroeconomic Conditions
We must attract and retain highly skilled employees in order to succeed.
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. This is especially critical as we ramp up our hiring needs entering into later-stage product development of our product candidates. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our operating results and adversely affect our ability to successfully commercialize our product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, particularly our President and Chief Executive Officer, as well as our senior scientists. The loss of services of any of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. The competition for qualified personnel in the biotechnology field is intense and, as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. In addition, certain members of our senior management team have worked together for only a relatively short period of time, and it may be difficult to evaluate their effectiveness, on an individual or collective basis, and ability to address future challenges to our business.
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
In addition, current Australian tax regulations provide for a refundable research and development (“R&D”), tax credit equal to 43.5% of qualified expenditures. We have received $9.3 million USD in R&D tax credits since the inception of our operations in Australia and currently do not intend to submit for any additional tax credits. If we are ineligible or unable to retain the research and development tax credits received thus far and are required to repay all or a portion of the credit, our business and results of operation would be adversely affected.
We may be vulnerable to disruption, damage and financial obligation as a result of system failures.
Despite the implementation of security measures, any of the internal computer systems belonging to us, our collaborators or our third-party service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. Any system failure, accident or security breach that causes interruptions in our own, in collaborators’ or in third-party service vendors’ operations could result in a material disruption of our drug discovery and development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our or our collaborators’ regulatory approval efforts and significantly increase our costs in order to recover or reproduce the lost data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability as a result, our drug discovery programs and competitive position may be adversely affected, and the further development of our product candidates may be delayed. Furthermore, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.
Our operations, or the third parties upon whom we depend, are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist activity, health epidemics or pandemics and other events beyond our control, which could harm our business.
Our facilities are located in San Diego, California, which is a seismically active region, and has also historically been subject to wildfires and electrical blackouts as a result of a shortage of available electrical power. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity, health epidemics or pandemics such as the COVID-19 pandemic or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. We maintain multiple copies of each of our antibody sequences and electronic data records, most of which we maintain at our headquarters. If our facility was impacted by a seismic or wildfire event, we could lose some of our antibody sequences, which would have an adverse effect on our ability to perform our obligations under our collaborations and discover new targets.
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
We are unable to predict the success of our collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. In addition, any dispute or litigation proceedings we may have with our collaborators in the future could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense. For example, in October 2020, we settled a dispute with GSK related to an alleged breach of our collaboration agreement in connection with GSK’s use of certain antibodies originally developed by us for the development of a drug not covered by the agreement. There can be no assurance that we will not encounter such issues under our collaborations with GSK or other parties in the future.
We may not succeed in establishing and maintaining additional development and commercialization collaborations, which could adversely affect our ability to develop and commercialize product candidates.
In addition to our current licensing arrangements with GSK and BMS, a part of our strategy is to enter into additional strategic product development and commercialization collaborations in the future, including collaborations to broaden and accelerate clinical development and potential commercialization of our product candidates. We may face significant competition in seeking appropriate development partners, and the negotiation process is time-consuming and complex. Moreover, we may not succeed in our efforts to establish collaborations or other alternative arrangements for any of our other existing or future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort, and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy or to be commercially viable. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into new collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.
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
We rely on third party clinical investigators, CROs, CMOs, and consultants to design, conduct, supervise and monitor key activities relating to, discovery, manufacturing, non-clinical studies and clinical trials of our product candidates, and we intend to do the same for future activities relating to existing and future programs. Because we rely on third parties and do not have the ability to conduct all required discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent, careful or timely in conducting our discovery, manufacturing, preclinical studies or clinical trials, resulting in discovery, manufacturing, preclinical studies or clinical trials being delayed or unsuccessful, in whole or in part.
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
Reliance on third-party manufacturers entails additional risks, including the possible breach of the manufacturing agreement by the third party and the possible termination or nonrenewal of the agreement by the manufacturer at a time that is costly or inconvenient for us. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected product candidates could be significantly delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.
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
Any regulatory approvals that we may receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a risk evaluation and mitigation strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and good clinical practices for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and foreign regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:
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
If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed, and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business prospects could decline.
We plan to seek Orphan Drug Designation for imsidolimab or certain of our other product candidates, and we may not be able to obtain or maintain Orphan Drug Designation or obtain the benefits associated with Orphan Drug status, including market exclusivity.
Regulatory authorities in some jurisdictions, including the United States and the European Union (“EU”) may designate biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a biologic as an Orphan Drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. We recently received Orphan Drug Designation from the FDA for imsidolimab for our GPP indication and plan to seek Orphan Drug Designation for imsidolimab in other indications and for certain of our other product candidates. Generally, if a biologic with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the biologic is entitled to a period of marketing exclusivity, which precludes the FDA with respect to the United States or the EMA with respect to the EU from approving another marketing application for a drug containing the same active moiety for the same indication for that time period. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if a biologic no longer meets the criteria for Orphan Drug Designation or if the biologic is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, the Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn and other candidates may obtain approval before us.
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
The availability and extent of coverage and adequate reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only at limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.
There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services, because CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly examining the medical necessity and reviewing the cost effectiveness of medical drug products. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific drug products on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We or our collaborators may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. Nonetheless, our product candidates may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement and the timing of achieving a reimbursement determination will be.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics, including our product candidates. In many countries, particularly the countries of the EU, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.
Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce health care costs may cause such organizations to limit both coverage and level of reimbursement for new products approved, and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on health care costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the health care market.
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
Some of the provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA. In addition, the current administration and Congress have previously sought, and will likely continue to seek, legislative and regulatory changes, including repeal and replacement of all or certain provisions of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the current administration signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to repeal or replace elements of the ACA.
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
More recently, President Trump has signed an executive order and made statements that suggest he plans to seek repeal of all or portions of the ACA. There is uncertainty with respect to which legislation, if any, will be enacted and the impact President Trump’s administration may have, if any, and any changes likely will take time to unfold and could have an impact on coverage and reimbursement for health care items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any health care reform legislation or the impact of potential legislation on us. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.
Likewise, the annual Medicare Physician Fee Schedule update, which, until recently, was based on a target-setting formula system called the Sustainable Growth Rate (“SGR”) was adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR was linked to the growth in the U.S. gross domestic product (“GDP”), the SGR formula often resulted in a negative payment update when growth in Medicare beneficiaries’ use of services exceeded GDP growth. Congress repeatedly intervened to delay the implementation of negative SGR payment updates. For example, on April 1, 2014, with the enactment of the Protecting Access to Medicare Act of 2014, Congress prevented the 24 percent cut that was to occur by continuing the previously implemented 0.5 percent payment increase through December 31, 2014 and maintaining a zero percent payment update from January 1, 2015 through March 31, 2015. However, on April 14, 2015, Congress passed the Medicare Access and CHIP Reauthorization Act of 2015, which was signed into law by President Obama on April 16, 2015. This law repeals the SGR methodology from the physician payment formula, institutes a zero percent update to the Medicare Physician Fee Schedule for the January 1 to July 1, 2015 period, a 0.5% payment update for July 2015 through the end of 2019, and a zero percent payment update for 2020 through 2025, along with a merit-based incentive payment system beginning January 1, 2019 that will replace current incentive programs. For 2026 and subsequent years, the payment update will be either 0.75% or 0.25%, depending on which Alternate Payment Model the physician participates.
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
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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
State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the collection and use of health data in the EU is governed by the General Data Protection Regulation (“GDPR”), which became fully applicable in May 2018. The GDPR extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. The GDPR is new and guidance, interpretation and application under the GDPR are still developing. Failure to comply with the GDPR may result in substantial fines and other administrative penalties of up to the greater of €20 million or 4% of worldwide revenue. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. The pending EU ePrivacy Regulation is also expected to establish new requirements applicable to the handling of personal data and imposes penalties for non-compliance. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the European Economic Area to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. For example, following a decision of the Court of Justice of the EU in October 2015, the transfer of personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme was declared invalid. In July 2016, the European Commission adopted the EU-U.S. Privacy Shield Framework (the “Privacy Shield Framework”), which replaced the U.S. Safe Harbor Scheme. On July 16, 2020, the Court of Justice of the European Union issued a decision that declared the Privacy Shield Framework invalid, which will also result in additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of Europe. Additionally, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for consumers and new operational requirements for companies effective in 2020. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA and other U.S., EU and worldwide laws may impose onerous requirements on our business and, if our efforts to comply with such laws are not successful, our business could be adversely affected.
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
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with federal and state health care fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
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
We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may initiate opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated. Our and our licensors’, licensees’ or collaborators’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.
Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors, licensees, or collaborators were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications on or before March 15, 2013, an interference proceeding in the United States can be initiated by such third parties to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If third parties have filed such applications after March 15, 2013, a derivation proceeding in the United States can be initiated by such third parties to determine whether our invention was derived from theirs. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. In addition, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including biosimilar or generic medications.
Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of the patent. However the applicable authorities, including the FDA and the U.S. Patent and Trademark Office (“USPTO”) in the United States, and any equivalent foreign regulatory authority, may not agree with our assessment of whether such extensions are available and may refuse to grant extensions to our patents or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our or our licensors’, licensees’ or collaborators’ intellectual property rights may not exist in some countries outside the United States or may be less extensive in some countries than in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors, licensees or collaborators may not be able to prevent third parties from practicing our and our licensors’, licensees’ or collaborators’ inventions in all countries outside the United States or from selling or importing products made using our and our licensors’, licensees’ or collaborators’ inventions in and into the United States or other jurisdictions. Competitors may use our and our licensors’, licensees’ or collaborators’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we and our licensors or collaborators have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our and our licensors’, licensees’ or collaborators’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us and our licensors or collaborators to stop the infringement of our and our licensors’, licensees’ or collaborators’ patents or marketing of competing products in violation of our and our licensors’, licensees’ or collaborators’ proprietary rights generally. Proceedings to enforce our and our licensors’, licensees’ or collaborators’ patent rights in foreign jurisdictions could result in substantial costs and divert our and our licensors’, licensees’ or collaborators’ efforts and attention from other aspects of our business, could put our and our licensors’, licensees’ or collaborators’ patents at risk of being invalidated or interpreted narrowly and our and our licensors’, licensees’ or collaborators’ patent applications at risk of not issuing and could provoke third parties to assert claims against us or our licensors, licensees or collaborators. We or our licensors, licensees or collaborators may not prevail in any lawsuits that we or our licensors or collaborators initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.
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
Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’, licensees’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’, licensees’ or collaborators’ issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “AIA”) was signed into law. The AIA includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation.
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
Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
Moreover, future and recent past changes in the patent laws in the U.S. and abroad could impact or could increase the uncertainties and costs surrounding the prosecution of our and our licensors’, licensees’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’, licensees’ or collaborators’ issued patents, which could have an impact on our business and financial conditions. For example, over the past decade, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have rendered decisions in several patent cases such as Association for Molecular Pathology v. Myriad Genetics, Inc., BRCA1- & BRCA2-Based Hereditary Cancer Test Patent Litig., Mayo Collaborative Services v. Prometheus Laboratories, Inc., and Alice Corporation Pty. Ltd. v. CLS Bank International, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’, licensees’ or collaborators’ ability to obtain patents in the future, these type of changes in the patent laws have created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors’, licensees’ or collaborators’ ability to obtain new patents or to enforce existing patents and patents that we and our licensors or collaborators may obtain in the future.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors, licensees or collaborators fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which would have an adverse effect on our business.
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
In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with in the future may be granted rights to publish data arising out of such collaboration, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration, in addition to the opportunity to remove confidential or trade secret information from any such publication. Our existing collaborative research and development programs may require us to share trade secrets under the terms of our research and development collaborations or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.
We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and have an adverse effect on the success of our business.
Third parties may infringe our or our licensors’, licensees’ or collaborators’ patents or misappropriate or otherwise violate our or our licensors’, licensees’ or collaborators’ intellectual property rights. In the future, we or our licensors, licensees or collaborators may initiate legal proceedings to enforce or defend our or our licensors’, licensees’ or collaborators’ intellectual property rights, such as the litigation we initiated in August 2020 to enforce our rights under our collaboration with GSK, to protect our or our licensors’, licensees’ or collaborators’ trade secrets or to determine the validity or scope of intellectual property rights we own or control. Also, third parties may initiate legal proceedings against us or our licensors, licensees or collaborators to challenge the validity or scope of intellectual property rights we own or control. These proceedings can be expensive and time-consuming, and many of our or our licensors’, licensees’ or collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors, licensees or collaborators. In addition, in an infringement proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our or our licensors’, licensees’ or collaborators’ patents do not cover the technology in question. Furthermore, an adverse result in any litigation or administrative proceeding could put one or more of our or our licensors’, licensees’ or collaborators’ patents at risk of being invalidated, held unenforceable or interpreted narrowly.

Accordingly, despite our or our licensors’, licensees’ or collaborators’ efforts, we or our licensors, licensees or collaborators may not prevent third parties from infringing upon or misappropriating intellectual property rights we own or control, particularly in countries where the laws may not protect those rights as fully as in the United States. In addition, litigation and administrative proceedings could result in substantial costs and diversion of management resources, which could harm our business and financial results.
Within and outside of the United States, there has been a substantial amount of litigation and administrative proceedings regarding patent and other intellectual property rights in the pharmaceutical industry including opposition, derivation, reexamination, inter partes review or interference proceedings, or other preissuance or post-grant proceedings. Such proceedings may be provoked by third parties or by us or our licensors or collaborators to protect or enforce our or our licensors’, licensees’ or collaborators’ patents or patent applications. Additionally, third-party preissuance submission of prior art to the USPTO or other foreign jurisdictions may jeopardize the issuance or scope of our or our licensors’, licensees’ or collaborators’ patent applications. An unfavorable outcome in any such proceedings could require us or our licensors, licensees or collaborators to cease using the related technology, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors, licensees or collaborators a license on commercially reasonable terms or at all, and we could be forced to stop commercializing our product candidates. Even if we or our licensors, licensees or collaborators obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors, licensees or collaborators.
In addition, if the breadth or strength of protection provided by our or our licensors’, licensees’ or collaborators’ patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Even if we successfully defend such litigation or proceeding, we may incur substantial costs, and it may distract our management and other employees. We could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent.
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
Our commercial success depends upon our ability, and the ability of our licensors, licensees and collaborators, to develop, manufacture, market and sell our product candidates and use our and our licensors’, licensees’ or collaborators’ wholly-owned technologies without infringing the proprietary rights of third parties. A third party may hold intellectual property, including patent rights that are important or necessary to the development of our products. As a result, we are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we have in-licensed the rights to certain intellectual property relating to SHM under our in-license agreement with the Medical Research Council, which is the subject of issued patents and pending patent applications in certain countries. If we fail to comply with the obligations under these agreements, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.
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
Third parties may initiate legal proceedings against us or our licensors, licensees or collaborators alleging that we or our licensors, licensees or collaborators infringe their intellectual property rights or that we or our licensors, licensees or collaborators may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, including in oppositions, interferences, reexaminations, post-grant reviews, inter partes reviews or derivation proceedings in the United States or other jurisdictions. These proceedings can be expensive and time-consuming, and many of our or our licensors’, licensees’ or collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaborators.
Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. An unfavorable outcome could require us or our licensors, licensees or collaborators to cease using the related technology, to cease developing or commercializing our product candidates or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors, licensees or collaborators a license on commercially reasonable terms or at all. Even if we or our licensors, licensees or collaborators obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors, licensees or collaborators. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could harm our business.
We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.
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
Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened, and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced, possibly materially.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses have increased and will continue to increase. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Global Select Market. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. The increased costs increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these and future requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
In addition, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have only recently compiled the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act. We will need to maintain and enhance these processes and controls as we grow, and we may require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. Regardless of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our reported operating results and harm our reputation. Internal control deficiencies could also result in a restatement of our financial results.
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
We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
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
In addition, Section 203 of the Delaware General Corporation Law (“DGCL”) may discourage, delay or prevent a change in control of our company. Section 203 of the DGCL imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.
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
On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rates. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Additionally, the Tax Reform Act will no longer allow deductions for compensation in excess of $1 million for certain employees, even if paid as commissions or performance-based compensation. We may be subject to these limitations as provided for under Section 162(m) of the Code in the future. The Tax Reform Act also limits the amount taxpayers are able to deduct for federal NOL carryforwards generated in taxable years beginning after December 31, 2017 to 80% of the taxpayer’s taxable income. The law also generally repeals all carrybacks. However, any NOLs generated in taxable years after December 31, 2017 can be carried forward indefinitely. Losses arising in taxable years beginning before December 31, 2017 may still be carried back two years and are subject to their current expiration period. As of December 31, 2019, we have federal NOLs of approximately $239.4 million, which expire beginning December 31, 2028 through December 31, 2037, if not used to reduce income taxes payable in the future. The federal net operating loss carry over includes $95.5 million of net operating losses generated in 2019. Federal net operating losses generated in 2019 carry over indefinitely and may generally be used to offset up to 80% of future taxable income in the year it is utilized.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.17*	Amended and Restated Employment Agreement, effective July 15, 2020, by and between Registrant and Eric Loumeau
10.18*	Employment Agreement, effective July 15, 2020, by and between Registrant and Dennis Mulroy
10.19*	Employment Agreement, effective July 31, 2020, by and between Registrant and Paul Lizzul
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Report Instance Document - The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - (formatted in Inline XBRL and contained in Exhibit 101)

*Executive compensation plan or agreement.

**This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AnaptysBio, Inc.

Date:	November 4, 2020	By:	/s/ Hamza Suria
Hamza Suria
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2020	By:	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)