Form 10-K
period 2020-12-31
ANAPTYSBIO, INC
filed 2021-02-25
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates of the registrant was $555,993,474 as of June 30, 2020.
The number of shares of Registrant’s Common Stock outstanding was 27,366,405 as of February 23, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders, scheduled to be held on June 17, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and section 27A of the Securities Act of 1933, as amended (the “Securities Act”). The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” and “expect,” and similar expressions that convey uncertainty of future events or outcomes, are intended to identify forward-looking statements.
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
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Item 1A, “Risk Factors,” and elsewhere in this Annual Report. Moreover, we operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Unless the context indicates otherwise, as used in this Annual Report, the terms “AnaptysBio,” “company,” “we,” “us” and “our” refer to AnaptysBio, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted. AnaptysBio is our common law trademark. This Annual Report contains additional trade names, trademarks, and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I
Item 1. Business
Overview
We are a clinical stage biotechnology company developing first-in-class immunology therapeutic product candidates focused on emerging immune control mechanisms applicable to inflammation and immuno-oncology indications. We develop our product candidates using our proprietary antibody discovery technology platform, which is based upon a breakthrough understanding of the natural process of antibody generation, known as somatic hypermutation (“SHM”), and replicates this natural process of antibody generation in vitro. Our strategy is to advance the development of our proprietary product candidates, and where applicable, establish partnerships with leading biopharmaceutical companies where we retain certain development and commercialization rights. Our most advanced wholly-owned antibody programs, imsidolimab, ANB030 and ANB032, are designed to modulate therapeutic targets that are genetically associated with human inflammatory disorders.
Imsidolimab, our IL-36R antibody previously referred to as ANB019, inhibits the interleukin-36 receptor (“IL-36R”), and is being developed for the treatment of multiple dermatological inflammatory diseases. We completed a Phase 1 clinical trial in healthy volunteers, which was presented at the European Academy of Allergy and Clinical Immunology in 2018, where imsidolimab was well-tolerated by all subjects, no dose-limiting toxicities were observed, and no serious adverse events were reported among any subjects in the clinical trial. In July 2020, the U.S. Food and Drug Administration (the “FDA”) granted Orphan Drug Designation for imsidolimab for the treatment of patients with GPP. We are conducting an open-label, multi-dose, single-arm Phase 2 clinical trial of imsidolimab in 8 GPP patients, also referred to as the GALLOP clinical trial, where we announced positive topline data in October 2020. Six of 8 (75%) patients treated with imsidolimab monotherapy achieved the primary endpoint of improvement in the clinical global impression scale (“CGI”) on Day 29. Two of 8 (25%) patients were considered to have not met the primary endpoint because they dropped out of the clinical trial prior to Day 29. The modified Japanese Dermatology Association Severity Index (“mJDA-SI”) score, which incorporates both dermatological and systemic aspects of GPP, decreased on average by 29% on Day 8 and 54% on Day 29. Erythema with skin pustules, which clinically defines GPP, decreased by 60% on Day 8 and 94% on Day 29. Serum c-reactive protein (“CRP”), which is an indicator of systemic inflammation, was normal (less than 5 mg/L) for 5 of the 6 patients achieving the primary endpoint on Day 29. Genotypic testing indicated homozygous wild-type IL-36RN, CARD14 and AP1S3 alleles for all 8 patients. We believe this suggests that imsidolimab may be broadly applicable to pustular diseases irrespective of genetic drivers. Anti-drug antibodies were not detected as of Day 29 in any patient. Imsidolimab was generally well-tolerated, and most treatment-emergent adverse events were mild to moderate in severity and resolved without sequelae. No infusion or injection site reactions were observed. One patient dropped out of the trial due to a diagnosis of Staphylococcal aureus bacteremia in the first week, which was a serious adverse event deemed to be possibly drug-related. Because the patient was symptomatic prior to dosing and had a prior medical history of bacteremia, a common comorbidity of GPP, we do not believe this event is likely attributable to imsidolimab. Another patient dropped out of the study on Day 22 due to investigator reported inadequate efficacy. One patient contracted COVID-19 during the course of the clinical trial, which was mild, unrelated to imsidolimab, and did not lead to study discontinuation. Data from the first two patients to have completed the Day 113 treatment period under this clinical trial, which we announced in September 2019, indicated sustained efficacy in these two patients through Day 113. We plan to report full data from the GALLOP clinical trial at a medical conference in 2021. While initial GPP epidemiology studies suggested at least 3,000 patients in the United States, recent medical claims analyses suggest GPP prevalence in the United States of at least 10,000 patients. We met with the FDA during the fourth quarter of 2020 to review an orphan disease registration plan for imsidolimab for the treatment of GPP and anticipate initiating a Phase 3 clinical trial in mid-2021 following completion of protocol alignment and review of 16-week data from the GALLOP clinical trial by the FDA.
We are also conducting a randomized, double-blind, placebo-controlled 59-patient multi-dose clinical trial of imsidolimab in PPP, also referred to as the POPLAR clinical trial, where enrollment was completed in 2020 and top-line data are anticipated in the first quarter of 2021. The primary endpoint of this clinical trial is change in palmo-plantar pustulosis area severity index (PPPASI) at week 16 relative to baseline. PPP is a non-fatal form of pustular psoriasis that we estimate affects approximately 150,000 patients in the United States alone. We have initiated a global registry of GPP and PPP patients, also referred to as the RADIANCE study, which we anticipate will improve understanding of the patient journey in these two indications and assist in enrollment of future GPP and PPP clinical trials.
We have initiated clinical development of imsidolimab for the treatment of skin toxicities associated with treatments with inhibitors of epidermal growth factor (“EGFRi”) and MAPK/ERK kinase (“MEKi”). Treatment of solid tumors with EGFRi and/or MEKi is frequently limited by the occurrence of skin toxicities, including acneiform or papulopustular rash. Recent translational data has suggested that these skin toxicities are mediated by excess IL-36 signaling, leading to IL-8-mediated cutaneous neutrophilia and acneiform rash. Based on existing claims data, approximately 60,000 patients are prescribed EGFRi and/or MEKi treatments annually, and the vast majority of these patients experience skin toxicity, which in some cases leads to dose reduction and/or discontinuation of treatment. Current standard-of-care treatments are generally ineffective in patients with the most severe grades of EGFRi and/or MEKi mediated skin toxicity. During the fourth quarter of 2020, we initiated a Phase 2 clinical trial, called EMERGE, of imsidolimab in combination with EGFRi inhibitors, for the treatment of patients diagnosed with a certain baseline severity of skin toxicity, where 45 patients are randomized 2:1 between imsidolimab and placebo arms, to assess the efficacy of imsidolimab in the treatment of this indication. We anticipate interim top-line data from this clinical trial at the end of 2021.
We have also initiated clinical development of imsidolimab in ichthyosis, which is a family of rare, inherited, dermatological disorders characterized by dry, scaling and thickened skin. Recent human translational studies have suggested that the underlying skin inflammation responsible for ichthyosis is mediated by dysregulated IL-36 signaling, and we believe that imsidolimab treatment may be efficacious in treatment of this condition. Approximately 6,000 patients in the United States are affected with moderate-to-severe levels of ichthyosis, and no approved therapies are available for this disease. We have initiated a Phase 2 clinical trial, called INSPIRE, of imsidolimab in patients with certain baseline severity of ichthyosis, where 24 patients are randomized 2:1 between imsidolimab and placebo arms, and interim top-line data is anticipated in 2022.
We plan to initiate clinical development of imsidolimab in hidradenitis suppurativa, also known as acne inversa, which is a chronic inflammatory skin disease characterized by painful nodules in intertriginous areas that can progress to abscesses, sinus tracks and scarring. Current treatment options for hidradenitis suppurativa, including antibiotics, corticosteroids and anti-TNF therapy, have variable efficacy in moderate-to-severe patients, which often leads to surgery for removal of hidradenitis suppurativa nodules. Human translational studies have demonstrated elevated IL-36 cytokine expression in hidradenitis suppurativa skin biopsies, and we believe treatment of moderate-to-severe hidradenitis suppurativa with imsidolimab may lead to therapeutic benefit for this patient population. Moderate-to-severe hidradenitis suppurativa affects approximately 150,000 adults in the United States. We intend to initiate a Phase 2 clinical trial of imsidolimab in hidradenitis suppurativa, called HARP, in the second quarter of 2021.
We plan to initiate clinical development of imsidolimab in acne, which is the most common skin disorder in the United States, with approximately 7 million patients diagnosed with moderate-to-severe disease. Moderate-to-severe acne typically presents with painful papules, pustules, nodules, cysts and scarring. A key contributing factor to the pathogenesis of acne is the immune response to p. acnes, which is associated with upregulated IL-36 cytokine activity, localized inflammation and neutrophil infiltration of the skin. Existing therapies, including isotretinoin and systemic antibiotics, provide variable efficacy for moderate-to-severe acne patients and have practical limitations to their use given potential for clinically meaningful side effects. We anticipate initiating a Phase 2 clinical trial of imsidolimab, called ACORN, for the treatment of moderate-to-severe acne in the second quarter of 2021.
Our second wholly-owned program, ANB030, is an anti-PD-1 agonist antibody program designed to augment PD-1 signaling through ANB030 treatment to suppress T-cell driven human inflammatory diseases. Genetic mutations in the PD-1 pathway are known to be associated with increased susceptibility to human inflammatory diseases, and hence we believe that ANB030 is applicable to diseases where PD-1 checkpoint receptor function may be under-represented. We presented preclinical data for ANB030 at the Festival of Biologics Annual Meeting in March 2020, including translational data demonstrating in vitro activity of ANB030 in alopecia areata patient samples. We initiated a Phase 1 healthy volunteer clinical trial in the first half of 2020, which is designed to assess the safety, pharmacokinetics and pharmacodynamics of ANB030 in single and multiple ascending dose cohorts. We anticipate top-line data from this Phase 1 clinical trial in mid-2021. We plan to initiate Phase 2 clinical trials of ANB030 in alopecia areata and vitiligo in the second half of 2021.
Our third wholly-owned program is an anti-BTLA modulator antibody, known as ANB032, which is broadly applicable to human inflammatory diseases associated with lymphoid and myeloid immune cell dysregulation. Mutations in the BTLA signaling pathway are associated with human inflammatory disease, and we believe ANB032 silences pro-inflammatory signaling by modulating BTLA binding to HVEM. We filed a Clinical Trial Notification (“CTN”) in Australia for ANB032 during the first quarter of 2021 and anticipate initiating a healthy volunteer Phase 1 trial in the first half of 2021 upon clearance of the CTN. We presented preclinical data regarding ANB032 at the 2020 Federation of Clinical Immunology Societies (FOCIS) Virtual Annual Meeting in October 2020.
Etokimab, our anti-IL-33 antibody previously referred to as ANB020, inhibits the activity of the interleukin-33 cytokine (“IL-33”). We have conducted a randomized, placebo-controlled Phase 2 clinical trial of etokimab in approximately 100 adult patients with CRSwNP (a debilitating atopic disorder associated with elevated IL-33 pathway signaling), also referred to as the ECLIPSE clinical trial. We recently reported top-line data from a week 16 analysis of the ECLIPSE clinical trial. Patients dosed with etokimab every four (q4w) or eight weeks (q8w) failed to achieve the co-primary endpoints of statistically significant improvement in their bilateral nasal polyps score (“NPS”), an endoscopic measure of nasal occlusion, and in their sino-nasal outcome test (“SNOT-22”), a patient reported quality-of-life assessment, versus placebo at the week 8 time point. Both endpoints demonstrated statistically significant improvement over baseline levels of NPS and SNOT-22. Blood eosinophil levels, which are a biomarker of etokimab’s mechanism, demonstrated statistically significant reduction relative to baseline in both etokimab treatment arms. Following this data, we have decided to discontinue further development of etokimab.
In addition to our wholly-owned antibody programs, multiple Company-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. We have received to date approximately $164.6 million in cash receipts from collaborations. Our collaborations include an immuno-oncology-focused collaboration with GlaxoSmithKline, Inc. (“GSK”) and an inflammation-focused collaboration with Bristol-Myers Squibb (“BMS”). A Biologics License Application (“BLA”) for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called dostarlimab, was submitted by GSK and accepted by the FDA for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (“dMMREC”), and FDA approval is anticipated in this indication during the first half of 2021. This FDA approval is dependent on a pre-approval inspection of the dostarlimab manufacturing site by the FDA and is therefore contingent on easing of the coronavirus (“COVID-19”) pandemic travel restrictions. In addition, the European Medicines Agency (“EMA”) recently accepted GSK’s Marketing Authorization Application (“MAA”) for dostarlimab in the European Union (“EU”) for dMMREC, and EMA approval is anticipated in this indication during the first half of 2021. A second BLA submitted by GSK was accepted by the FDA during the first quarter of 2021 for dostarlimab in pan-deficient mismatch repair tumors (“PdMMRT”). We received a $10.0 million cash milestone payment upon the FDA acceptance of GSK’s first BLA for dostarlimab and anticipate an additional $20.0 million cash milestone payment upon first FDA approval of dostarlimab during the first half of 2021. We also received a $5.0 million milestone payment for the EMA acceptance of GSK’s first MAA for dostarlimab and anticipate an additional $10.0 million cash milestone payment upon first EMA approval of dostarlimab during the first half of 2021. An additional $10.0 million cash milestone payment is anticipated by the end of the first quarter of 2021 for acceptance of the second FDA BLA referred to above. Dostarlimab is currently in clinical development for various solid tumor indications, including dMMREC, PdMMRT, colorectal cancer, ovarian cancer, non-small cell lung cancer, cervical cancer, rectal cancer, clear cell sarcoma and head-and-neck squamous cell carcinoma. We anticipate receiving additional milestones from GSK, of equal magnitude to the milestone payments outlined above, upon approval of the BLA and acceptance and approval of the EMA filings of dostarlimab for the PdMMRT indication. Depending upon the timing of the aforementioned dostarlimab regulatory acceptance and approval milestones, we anticipate a total of $75.0 million in such milestone payments over the upcoming 18 months. An additional $165.0 million in sales milestones is anticipated upon achievement of certain dostarlimab annual sales revenues. In October 2020, we amended our GSK collaboration to increase royalties on global net sales of dostarlimab to 8-25%, add 1% royalty rate on GSK’s global net sales of Zejula and received a one-time cash payment of $60.0 million. For more information about these collaborations, see “— Collaborations”.

Our Product Candidates
The following table summarizes certain key information about our wholly-owned and partnered product candidates:
The outbreak of the novel coronavirus and the COVID-19 disease that continues to be a global pandemic. The full impact of the COVID-19 pandemic is inherently uncertain at the time of this Annual Report. The COVID-19 pandemic has resulted in travel restrictions and, in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses, and greater uncertainty in global financial markets. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world, and many governments have closed most public establishments, including restaurants, workplaces and schools. Our ongoing clinical trials have been, and may continue to be, affected by the closure of offices, or country borders, among other measures being put in place around the world. The inability to travel and conduct face-to-face meetings can also make it more difficult to enroll new patients in ongoing or planned clinical trials. Any of these circumstances will potentially have a negative impact on our financial results and the timing of our clinical trials.
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
The extent of the impact of the COVID-19 pandemic on our future liquidity and operational performance will depend on certain developments, including the duration and spread of the outbreak, the availability and effectiveness of vaccines, the impact on our clinical trials, patients and collaboration partners, and the effect on our suppliers.

Our Strategy
We are a leading antibody development company with a pipeline of novel therapeutic antibodies, which is being further expanded by applying our technology platform to emerging biological targets. The key elements of our strategy include:
•Advancing our wholly-owned lead product candidates to clinical milestones. We are working to demonstrate the safety and efficacy of our wholly-owned pipeline programs. We are currently developing three wholly-owned programs to key 2021 milestones, including data from our Phase 2 imsidolimab clinical trial in PPP during the first quarter of 2021, initiation of a Phase 3 clinical trial in GPP during mid-2021, data from our Phase 2 imsidolimab clinical trial in EGFRi/MEKi during the fourth quarter of 2021, top-line data from our Phase 1 clinical trial of ANB030 in mid-2021 and initiation of Phase 2 clinical trials in alopecia areata and vitiligo during the second half of 2021 and initiation of a healthy volunteer Phase 1 trial for ANB032 in the first half of 2021.
•Continuing to expand our proprietary pipeline by generating new product candidates using our technology platform. Using our proprietary SHM antibody generation platform, we are able to rapidly develop novel antibodies against biological targets. Our goal is to continue expanding our wholly-owned new therapeutic antibody program pipeline by innovating additional wholly-owned novel pipeline antibodies to potentially first-in-class immune-related targets.
•Identifying emerging opportunities in key therapeutic areas. We intend to remain at the forefront of discovery and development of new therapeutic opportunities in inflammation by understanding and translating biological breakthroughs into first-in-class therapeutic antibodies. Our approach includes translational biology assessments, such as human genetics, ex vivo tissue pathology and target expression patterns, to understand the relevance of emerging targets to patients with unmet medical needs. We plan to leverage this knowledge to create new product candidates and position our current and future programs for initial efficacy assessment.
•Retaining rights to strategic products in key commercial markets. We intend to retain ownership and control of our pipeline programs to key preclinical and clinical data inflection points. For certain programs, we plan to seek strategic collaborations that provide us with funding, infrastructure and marketing resources to advance through development and commercialization.
Our Wholly-Owned Product Pipeline
Our most advanced, wholly-owned pipeline programs, imsidolimab, ANB030 and ANB032, are described below:
Imsidolimab: Anti-IL-36R Antibody
Overview
Imsidolimab is an antibody that inhibits the function of IL-36R, which we are initially developing as a potential first-in-class therapy for multiple inflammation-mediated dermatological patient populations. GPP is a life-threatening, rare systemic inflammatory disorder reported by literature to affect at least 3,000 patients while recent medical claims analysis indicates at least 10,000 patients in the United States alone, with no currently approved therapies. Studies have shown that GPP can be associated with mutations in the gene encoding the IL-36R antagonist, or IL-36RA, or can be caused by excessive IL-36 cytokine levels, that lead to abnormally high signaling through the IL-36R and thereby cause the systemic inflammatory condition, GPP. We are also developing imsidolimab for PPP which is reported to affect approximately 150,000 patients, EGFRi/MEKi-mediated skin toxicity which is estimated to affect 60,000 patients, certain IL-36 mediated ichthyosis subtypes that affect 6,000 patients, hidradenitis suppurativa affecting 150,000 patients and moderate-to-severe acne which affects 7 million patients, all in the United States. We have obtained FDA Orphan Drug Designation for imsidolimab for the treatment of GPP, and plan to seek Orphan Drug Designation for additional indications in the future. We anticipate initiating a Phase 3 clinical trial in GPP starting mid-2021, reporting top-line data from the POPLAR Phase 2 clinical trial of PPP in the first quarter of 2021, reporting interim top-line data from the EMERGE Phase 2 trial in EGFRi/MEKi mediated skin toxicity by the end of 2021, reporting top-line data from the INSPIRE Phase 2 clinical trial in ichthyosis in 2022, and initiating the HARP Phase 2 clinical trial in hidradenitis suppurativa and the ACORN Phase 2 clinical trial in moderate-to-severe acne in the second quarter of 2021.
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
We believe that imsidolimab has the potential to be the first-in-class therapeutic antibody targeting IL-36R, serving as a therapeutic opportunity for patients with IL-36 signaling mediated inflammatory diseases. Translational studies have indicated that IL-36 signaling is upregulated in GPP, PPP, EGFRi/MEKi-mediated skin toxicity, ichthyosis, hidradenitis suppurativa and acne.
Imsidolimab Non-Clinical Development
Imsidolimab was generated using our SHM technology platform and has demonstrated high functional potency in blocking human and cynomolgus monkey IL-36 signaling in preclinical studies.
Imsidolimab blocks signal transduction through the human IL-36R and cynomolgus monkey IL-36R by inhibiting the interaction between the receptor and IL-36 alpha, IL-36 beta, and IL-36 gamma cytokines. The high potency and functional activity of imsidolimab for human and cynomolgus monkey IL-36R was measured using standard in vitro assays to determine equilibrium dissociation constant, or KD, and half-maximal inhibitory concentration values, or IC50. Imsidolimab has demonstrated potent KD values of approximately of 71 pM and 209 pM for human IL-36R and cynomolgus monkey IL-36R, respectively. The antibody exhibits high specificity for IL-36R, displaying no detectable binding to related proteins. Functional potency of imsidolimab is at least 100-fold greater than IL-36RA in human systems, which is measured as the IC50 of inhibition of interleukin-8, or IL-8, release from human keratinocytes.
Imsidolimab functional activity has been demonstrated through inhibition of IL-8 secretion from human primary keratinocytes when stimulated by IL-36 gamma of approximately 0.15 nM and 1.2 nM, respectively. Lower KD and IC50 values indicate higher potency and functional activity, respectively. Similar IC50 values were observed in those same preclinical studies when keratinocytes were stimulated with IL-36 alpha or beta.
To date, we have demonstrated that the half-life of imsidolimab in cynomolgus monkeys is more than nine days. Imsidolimab is well-expressed from Chinese hamster ovary cells, or CHO cells, and is readily purified using standard methodologies. In addition, the antibody retained full functional activity when incubated in normal human serum at 37 °C for one week.
Clinical Development Plan
We have completed, under an approved Clinical Trial Notification, or CTN, a Phase 1 clinical trial in healthy volunteers for which we announced positive top-line results from an interim analysis of this clinical trial and subsequently presented completed data from this clinical trial at the 2018 European Academy of Allergy and Clinical Immunology Congress. In the double-blinded, placebo-controlled healthy volunteer Phase 1 clinical trial, 36 subjects were administered a single subcutaneous or intravenous dose of imsidolimab ranging between 10 mg and 750 mg, 18 subjects were administered multiple ascending doses of imsidolimab intravenously ranging between 40 mg and 300 mg weekly for four consecutive weeks and 18 subjects were dosed with placebo. Imsidolimab was well-tolerated by all subjects, and no dose-limiting toxicities were observed. The most frequent treatment-emergent adverse events observed in the single ascending dose cohorts were upper respiratory tract infections in 10 of 36 (28%) subjects dosed with imsidolimab versus six of 12 (50%) subjects dosed with placebo and headache in 10 of 36 (28%) subjects dosed with imsidolimab versus three of 12 (25%) subjects dosed with placebo. In the multiple ascending dose cohorts, the most frequent treatment-emerging adverse events observed were headache in seven of 18 (39%) subjects dosed with imsidolimab versus one of six (17%) subjects dosed with placebo. No serious adverse events were reported among any subjects in the clinical trial. The in vivo half-life of imsidolimab was approximately 28 days for both subcutaneous and intravenous routes of administration, with bioavailability of approximately 90 percent. A single dose of imsidolimab at certain dose levels was able to completely suppress IL-36 cytokine function for 85 days, as measured by IL-36 cytokine-mediated release of IL-8 using an ex vivo pharmacodynamic assay. The favorable pharmacokinetics and pharmacodynamic properties of imsidolimab and other results demonstrated by this Phase 1 clinical trial supported advancement of imsidolimab into Phase 2 studies.
We are conducting an open-label, multi-dose, single-arm Phase 2 clinical trial of imsidolimab in 8 GPP patients, also referred to as the GALLOP clinical trial, where we announced positive topline data in October 2020. Six of 8 (75%) patients treated with imsidolimab monotherapy achieved the primary endpoint of improvement in the clinical global impression scale (“CGI”) on Day 29. Two of 8 (25%) patients were considered to have not met the primary endpoint because they dropped out of the clinical trial prior to Day 29. The modified Japanese Dermatology Association Severity Index (“mJDA-SI”) score, which incorporates both dermatological and systemic aspects of GPP, decreased on average by 29% on Day 8 and 54% on Day 29. Erythema with skin pustules, which clinically defines GPP, decreased by 60% on Day 8 and 94% on Day 29. Serum c-reactive protein (“CRP”), which is an indicator of systemic inflammation, was normal (less than 5 mg/L) for 5 of the 6 patients achieving the primary endpoint on Day 29. Genotypic testing indicated homozygous wild-type IL-36RN, CARD14 and AP1S3 alleles for all 8 patients. We believe this suggests that imsidolimab may be broadly applicable to pustular diseases irrespective of genetic drivers. Anti-drug antibodies were not detected as of Day 29 in any patient. Imsidolimab was generally well-tolerated, and most treatment-emergent adverse events were mild to moderate in severity and resolved without sequelae. No infusion or injection site reactions were observed. One patient dropped out of the clinical trial due to a diagnosis of Staphylococcal aureus bacteremia in the first week, which was a serious adverse event deemed to be possibly drug-related. Because the patient was symptomatic prior to dosing and had a prior medical history of bacteremia, a common comorbidity of GPP, we do not believe this event is likely attributable to imsidolimab. Another patient dropped out of the study on Day 22 due to investigator reported inadequate efficacy. One patient contracted COVID-19 during the course of the clinical trial, which was mild, unrelated to imsidolimab, and did not lead to study discontinuation. Data from the first two patients to have completed the Day 113 treatment period under this clinical trial, which we announced in September 2019, indicated sustained efficacy in these two patients through Day 113. We plan to report full data from the GALLOP clinical trial at a medical conference in 2021. We met with the FDA during the fourth quarter of 2020 to review an orphan disease registration plan for imsidolimab for the treatment of GPP and anticipate initiating a Phase 3 clinical trial in mid-2021 following completion of protocol alignment and review of 16-week data from the GALLOP clinical trial by the FDA.
In July 2020, the FDA granted Orphan Drug Designation for imsidolimab for the treatment of patients with GPP. GPP is a chronic, life-threatening, rare disease with no currently approved therapies. GPP is a systemic inflammatory disease characterized by the development of widespread pustules marked by idiopathic exacerbations. In severe cases, GPP patients can die from cardio-pulmonary failure, exhaustion, toxicity and/or infection subsequent to occurrences of pustular flares. Patients with GPP suffer without robust therapeutic options because currently approved psoriasis management therapies have not demonstrated clear efficacy in the treatment of this condition. While initial GPP epidemiology studies suggested at least 3,000 patients in the United States, recent medical claims analyses suggest GPP prevalence in the United States of at least 10,000 patients.
We are also conducting a randomized, double-blind, placebo-controlled 59-patient multi-dose clinical trial of imsidolimab in PPP, also referred to as the POPLAR clinical trial, where enrollment was completed in 2020 and top-line data are anticipated in the first quarter of 2021. The primary endpoint of this clinical trial is change in palmo-plantar pustulosis area severity index (PPPASI) at week 16 relative to baseline. PPP is a non-fatal form of pustular psoriasis that we estimate affects approximately 150,000 patients in the United States alone. Patients experience a chronic occurrence of sterile pustules on their hands and feet, while systemic levels of IL-36 cytokines and other inflammatory disease biomarkers are also elevated. Patients with severe symptoms may have significant pain and be unable to stand, walk or do manual work, resulting in greatly diminished quality of life. Existing anti-inflammatory therapeutic options to our knowledge have not proven to be consistently effective in treating PPP. As we believe the PPP patient population to be less than 200,000 individuals in the United States, we plan to seek Orphan Drug Designation from the FDA for imsidolimab in this indication as well.
We have initiated a global registry of GPP and PPP patients, also referred to as the RADIANCE study, which we anticipate will improve understanding of the patient journey in these two indications and assist in enrollment of future GPP and PPP clinical trials.
We have initiated clinical development of imsidolimab for the treatment of skin toxicities associated with treatments with inhibitors of epidermal growth factor (“EGFRi”) and MAPK/ERK kinase (“MEKi”). Treatment of solid tumors with EGFRi and/or MEKi is frequently limited by the occurrence of skin toxicities, including acneiform or papulopustular rash. Recent translational data has suggested that these skin toxicities are mediated by excess IL-36 signaling, leading to IL-8-mediated cutaneous neutrophilia and acneiform rash. Based on existing claims data, approximately 60,000 patients are prescribed EGFRi and/or MEKi treatments annually, and the vast majority of these patients experience skin toxicity, which in some cases leads to dose reduction and/or discontinuation of treatment. Current standard-of-care treatments are generally ineffective in patients with the most severe grades of EGFRi and/or MEKi mediated skin toxicity. During the fourth quarter of

2020, we initiated a Phase 2 clinical trial, called EMERGE, of imsidolimab in combination with EGFRi inhibitors, for the treatment of patients diagnosed with a certain baseline severity of skin toxicity, where 45 patients are randomized 2:1 between imsidolimab and placebo arms, to assess the efficacy of imsidolimab in the treatment of this indication. We anticipate interim top-line data from this clinical trial at the end of 2021.
We have also initiated clinical development of imsidolimab in ichthyosis, which is a family of rare, inherited, dermatological disorders characterized by dry, scaling and thickened skin. Recent human translational studies have suggested that the underlying skin inflammation responsible for ichthyosis is mediated by dysregulated IL-36 signaling, and we believe that imsidolimab treatment may be efficacious in treatment of this condition. Approximately 6,000 patients in the United States are affected with moderate-to-severe levels of ichthyosis, and no approved therapies are available for this disease. We have initiated a Phase 2 clinical trial, called INSPIRE, of imsidolimab in patients with certain baseline severity of ichthyosis, where 24 patients are randomized 2:1 between imsidolimab and placebo arms, and interim top-line data is anticipated in 2022.
We plan to initiate clinical development of imsidolimab in hidradenitis suppurativa, also known as acne inversa, which is a chronic inflammatory skin disease characterized by painful nodules in intertriginous areas that can progress to abscesses, sinus tracks and scarring. Current treatment options for hidradenitis suppurativa, including antibiotics, corticosteroids and anti-TNF therapy, have variable efficacy in moderate-to-severe patients, which often leads to surgery for removal of hidradenitis suppurativa nodules. Human translational studies have demonstrated elevated IL-36 cytokine expression in hidradenitis suppurativa skin biopsies, and we believe treatment of moderate-to-severe hidradenitis suppurativa with imsidolimab may lead to therapeutic benefit for this patient population. Moderate-to-severe hidradenitis suppurativa affects approximately 150,000 adults in the United States. We intend to initiate a Phase 2 clinical trial of imsidolimab in hidradenitis suppurativa, called HARP, in the second quarter of 2021.
We plan to initiate clinical development of imsidolimab in acne, which is the most common skin disorder in the United States, with approximately 7 million patients diagnosed with moderate-to-severe disease. Moderate-to-severe acne typically presents with painful papules, pustules, nodules, cysts and scarring. A key contributing factor to the pathogenesis of acne is the immune response to p. acnes, which is associated with upregulated IL-36 cytokine activity, localized inflammation and neutrophil infiltration of the skin. Existing therapies, including isotretinoin and systemic antibiotics, provide variable efficacy for moderate-to-severe acne patients and have practical limitations to their use given potential for clinically meaningful side effects. We anticipate initiating a Phase 2 clinical trial of imsidolimab, called ACORN, for the treatment of moderate-to-severe acne in the second quarter of 2021.
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
ANB030 is an antibody that binds PD-1 in an agonistic manner, leading to reduced T cell activity and anti-inflammatory effects in vivo. PD-1 is a key inhibitory immune checkpoint receptor expressed by activated T cells. PD-1 activity contributes to downregulation of T cell mediated immune responses in healthy individuals. We believe insufficient PD-1 activity may be a key biological defect associated with human inflammatory diseases. According to a 2007 study, genetic mutations in the PD-1 pathway are associated with increased susceptibility to various inflammatory conditions. We hypothesize that augmenting PD-1 signaling by ANB030 treatment has the potential to broadly suppress human inflammatory diseases. ANB030 was developed using our proprietary antibody discovery platform. We believe PD-1 agonist antibodies are challenging to discover due to the unique binding properties required to augment signaling through checkpoint receptors. ANB030 has been preclinically tested for key pharmacological properties (including binding potency, functional activity, epitope specificity, in vivo efficacy and pharmacokinetics) and manufacturability attributes (including expression and stability). Through translational biology, we plan to focus the clinical development of ANB030 upon certain human autoimmune diseases where PD-1 checkpoint receptor function may be under-represented. We presented preclinical data for ANB030 at the Festival of Biologics Annual Meeting in March 2020, including translational data demonstrating in vitro activity of ANB030 in alopecia areata patient samples. We initiated a Phase 1 healthy volunteer clinical trial in the first half of 2020, which is designed to assess the safety, pharmacokinetics and pharmacodynamics of ANB030 in single and multiple ascending dose cohorts. We anticipate top-line data from this Phase 1 clinical trial in mid-2021. We plan to initiate Phase 2 clinical trials of ANB030 in alopecia areata and vitiligo in the second half of 2021.

ANB032 is an antibody that modulates BTLA in a manner that results in anti-inflammatory effects in vivo. BTLA is broadly expressed upon lymphoid (including T and B) cells and myeloid cells (including dendritic cells) and therefore involved in a spectrum of inflammatory responses. We believe that the binding of BTLA with LIGHT, a receptor also known as TSFSR14, results in pro-inflammatory signaling across various immune cells, and that stabilization of BTLA’s binding to HVEM, which is mediated by ANB032 treatment, leads to an anti-inflammatory effect in vivo. Genetic studies have demonstrated that dysregulated BTLA signaling, which favors pro-inflammatory activity, is associated with certain human inflammatory diseases (Lin et al. J Biomed Sci. 2006). ANB032 has demonstrated in vivo efficacy in an animal disease model. We filed a CTN in Australia for ANB032 during the first quarter of 2021 and anticipate initiating a healthy volunteer Phase 1 trial in the first half of 2021 upon clearance of the CTN. We presented preclinical data regarding ANB032 at the 2020 FOCIS Virtual Annual Meeting in October 2020.
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
Therapeutic antibodies are typically non-naturally occurring, or recombinant, antibodies specifically developed to treat human diseases by binding to certain proteins, and thereby modulating key biological processes.  Therapeutic antibodies are injectable products that are typically dosed subcutaneously or intravenously, unlike synthetic chemistry-based “small molecule” therapeutics that may also be administered orally.  Therapeutic antibodies have the following key features that we believe make them more predictable than small molecules:
•Target Specificity.  Due to the large size and complex nature of the antibody Fab domain, antibodies generally bind with high specificity to the desired therapeutic target and tend to exhibit less off-target binding to unrelated proteins, which lowers the risk of unintended biological side effects such as toxicity.
•Pharmacokinetics and Dosing Frequency.  As complex proteins, antibodies are metabolized and distributed differently than small molecules.  Full length antibodies tend to exhibit serum half-lives of seven to 24 days in humans, leading to bi-weekly or monthly dosing as typical practice for therapeutic antibodies.
•Potency and Dose Quantities.  Antibodies are typically highly potent in binding to their desired target, with binding dissociation constants in the low nanomolar to picomolar range.  Hence, antibodies tend to be dosed at low amounts (less than 1 gram quantities per course of therapy).
We believe that therapeutic antibodies can be significantly de-risked pre-clinically for specificity, toxicology and pharmacokinetics, which is not generally true for small molecule drugs.
Limitations of Competing Antibody Technologies
Despite the promise of antibodies as a therapeutic modality, historically it has been difficult and time consuming to generate therapeutic-grade antibodies utilizing competing antibody discovery technologies.  Such technologies have relied primarily on mouse immunization methodologies (such as wild-type or engineered mice), microbial antibody display libraries (such as phage or yeast cell display) or human B cell screening to generate antibodies against therapeutic targets of interest.  We believe the key limitations of these competitive approaches include:
•Insufficient Diversity.  Each of the prior technologies has limited, and often static, diversity of antibodies available for selection.  The number of therapeutic targets that can be addressed by the available antibodies is therefore limited.  It is particularly difficult for mouse immunization approaches to identify therapeutics against conserved proteins that are homologous between human and mouse species;

•Lack of Functional Activity Selection.  Competing technologies have not been able to drive antibody selection on the basis of functional activity.  Even if antibodies are available against a certain target, they may not bind the correct region or epitope of the protein to achieve the intended functional therapeutic effects;
•Low Potency.  Antibodies from competing technologies tend to demonstrate low binding potencies against their targets.  Such incomplete binding may not result in therapeutic effect that is sufficient to change disease outcomes, or require impractically high doses to convey therapeutic benefit; and
•Unpredictable Manufacturing Properties.  Using microbial display systems such as phage and yeast display libraries has resulted in unpredictable expression, stability and formulation when manufacturing is initiated using mammalian cells, thus leading to poor production yields and product stability.
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
Microbial antibody display systems.  Microbial antibody display systems require screening of antibodies, typically formatted as antibody fragments, from a static library diversity displayed on a bacterial or yeast microbial cell surface.  The static nature of these libraries limits the range of antibody specificities to values around 109 or 1010, which is generally insufficient to avail high-affinity antibodies against many antigens.  This can lead to suboptimal potency and subsequently require phage/yeast antibodies to be matured significantly, typically with random mutagenesis, to obtain therapeutic level potencies, which is a labor-intensive and inefficient process.  In addition, antibodies selected using this approach are expressed through the microbial cell expression machinery, which differs significantly in terms of manufacturability (expression level, glycosylation, formulation and stability) from mammalian cell expression typically utilized for clinical and commercial manufacturing of therapeutic antibodies.  Such differences typically lead to difficulties in mammalian cell manufacturing of microbial display-derived antibodies.
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
Each evolving antibody is expressed within the SHM-active mammalian cell to concurrently display the evolved antibody on the cell surface to permit cell sorting selection for potency properties while the same antibody is secreted into the extracellular media at sufficient quantities to permit functional assays to be conducted. In this manner, the evolving antibodies expressed by each transfected cell are assessed in a high-throughput fashion for the desired functional activity relevant to the therapeutic mechanism.
We believe our antibody discovery platform, as described above, has the following advantages over competing approaches:
•Diversity against difficult targets.  We are able to generate an unprecedented diversity of antibodies by applying SHM-based diversification outside of the constraints of an in vivo environment.  This enables us to develop antibodies against human targets that we believe have not otherwise been accessible to prior technologies.
•High potency.  Because our platform generates highly-potent antibodies, we are potentially able to modulate every extracellular target associated with human disease, and believe only small therapeutic doses may be required to mediate therapeutic effect in vivo.
•Functional activity selection.  Our mammalian cell system simultaneously displays and secretes antibodies during the antibody discovery process, allowing us to incorporate functional assays throughout the process and focus on producing product candidates that are optimized for the desired therapeutic activity.
•Speed.  Our platform technology has enabled us to generate therapeutic-grade antibodies and initiate subsequent preclinical manufacturing and toxicology studies, typically in less than 12 months.  We believe this timeline is significantly shorter than conventional approaches based upon mouse immunization and microbial display systems.
•Manufacturability.  By utilizing our mammalian cell display system, we believe our approach increases the probability of success in manufacturing and commercialization by mitigating the risks associated with antibody expression, formulation and stability during the antibody generation process.
Collaborations
GlaxoSmithKline
In March 2014, we entered into a Collaboration and Exclusive License Agreement (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GlaxoSmithKline (Tesaro and GlaxoSmithKline are hereinafter referred to, collectively, as “GSK”). We executed an amendment in November 2014 to add an additional dual-reactive antibody product candidate. Under the terms of the GSK Agreement, as amended, we granted GSK an exclusive, royalty-bearing, sub-licensable worldwide license to research, develop, manufacture, market and sell products based on our proprietary technology for the discovery, generation and optimization of certain specified immunotherapy antibodies. We have granted GSK exclusive rights to three monospecific antibody product candidates targeting TIM-3 (TSR-022), LAG-3 (TSR-033) and PD-1 (TSR-042) and a bispecific antibody product candidates targeting PD-1 and LAG-3. Under the GSK Agreement, as amended, we are responsible for performing initial discovery and development of therapeutic antibodies with the goal of generating immunotherapy antibodies for use in the treatment of cancer. GSK is responsible for all subsequent preclinical, clinical, regulatory, manufacturing and other activities necessary to develop and commercialize antibodies selected under each of six development programs, and GSK is obligated to use commercially reasonable efforts to research, develop and commercialize at least one product to each of the four targets. During the term, other than under the collaboration, and except as amended by the October 23, 2020 amendment of the GSK Agreement (described below), both GSK and we are prohibited from developing and commercializing, independently or with a third party, any agents targeting LAG-3, PD-1 or TIM- 3, as single agents or in combination with other therapies. We have completed our responsibilities under the terms of the GSK Agreement as of December 31, 2016 to generate and develop antibodies to certain defined stages of preclinical development.

Under the terms of the GSK Agreement, as amended, GSK made up-front, non-creditable and non-refundable cash payments aggregating $19.0 million to us during 2014. GSK was also required to reimburse us on a quarterly basis for specified costs incurred by us in our initial discovery and development activities covered by the agreement. For each of the targets for which GSK is granted exclusive rights, GSK is required to make milestone payments to us of up to $18.0 million if certain research and development milestone events are achieved, up to an additional $90.0 million of milestone payments if certain U.S. and non-U.S. regulatory submissions and approvals occur in initial and subsequent indications, and up to an additional $165.0 million upon the achievement of specified levels of annual worldwide net sales. GSK will also be required to pay us tiered royalties ranging from 4% to 8%, for each product developed under the agreement, except in the case of dostarlimab where the royalties payable will be 8% to 25% (as explained in more detail below in connection with the October 23, 2020 amendment of the GSK Agreement), on a product- by-product basis, on worldwide annual net sales, and additional commercial milestone payments if specified levels of annual net sales of a product are attained.
On October 23, 2020, we again amended the GSK Agreement (the “2020 Amendment”). Under the 2020 Amendment, we agreed to permit GSK to conduct development and commercialization of Zejula in combination with any third-party molecules. Zejula is an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor, which has received U.S. approval for the maintenance treatment of adult patients with advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to first-line platinum-based chemotherapy, has been approved for certain other indications, and is under development for additional cancer indications as well. In addition, under the 2020 Amendment, we were granted increased royalties upon sales of dostarlimab, an anti-PD-1 antagonist antibody under development by GSK for multiple oncological disorders, including endometrial cancer, non-small cell lung cancer, ovarian cancer, colorectal cancer and mismatch repair deficient solid tumors, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion and from 12% up to 25% of Net Sales above $1.0 billion. The 2020 Amendment also provided for a one-time non-refundable cash payment of $60.0 million that we received in the fourth quarter of 2020. GSK also agreed, starting January 1, 2021, to pay us a 1% royalty on all GSK Net Sales of Zejula. The $1.1 billion in cash milestone payments due under the GSK Agreement remain unchanged. Additionally, under the terms of the 2020 Amendment, GSK has agreed to certain diligence commitments with respect to the future development of dostarlimab, and the parties have agreed to review such commitments under regular joint review committee meetings going forward.
This GSK Agreement, as amended, expires when no further payments are due to us, unless earlier terminated. Either party may terminate the GSK Agreement, as amended, in the event of an uncured material breach by the other party. GSK may terminate the GSK Agreement, as amended, at any time upon 90 days’ prior written notice to us.
Bristol-Myers Squibb
In December 2011, we entered into a license and collaboration agreement (the “BMS Agreement”) with Celgene, now a part of Bristol-Myers Squibb (Celgene and Bristol-Myers Squibb are hereinafter referred to, collectively, as “BMS”), to develop therapeutic antibodies against multiple targets. We completed our responsibilities under the terms of the BMS Agreement to generate antibodies against various mutually agreed biological targets during fiscal 2014. On a target-by-target basis, we provided BMS an option to obtain rights to develop and commercialize a defined number of antibodies against each target. We were successful in generating antibodies against multiple targets and BMS has exercised its option with respect to antibodies against three targets. BMS is currently advancing two anti-inflammatory antibodies, of which an anti-PD-1 agonist antibody, also known as CC-90006, is currently in a Phase 1 clinical trial, while the other program is currently in preclinical development.
Upon execution of the BMS Agreement in 2011, BMS paid us a one-time, non-refundable, non-creditable initial fee of $6.0 million. BMS has reimbursed us for specified research costs in accordance with the research plans. BMS is also obligated, on a project-by-project basis, to pay us up to a total of an additional $18.0 million if certain research and development milestone events are achieved under such project and up to a total of an additional $35.0 million if certain regulatory milestone events are achieved under such project. BMS will also be required to pay us single digit royalties on net sales of products containing the delivered antibodies on a product-by-product and country-by-country basis until the later of the expiration of the last patent right that covers manufacture, use or sale of such product in such country, and in any case at least 10 years after the first commercial sale of the product in such country.
The BMS Agreement continues until our royalty rights on any BMS product resulting from the collaboration expire, which period will last at least ten years after any such product first goes to market. Either we or BMS may terminate the BMS Agreement in the event of an uncured material breach by the other party.

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
We are responsible for paying UKRI an annual fee of $55,000. Additionally, for each product developed and commercialized under the UKRI Agreement, we are obligated to pay UKRI up to an additional $175,000 upon the achievement of specified development milestone events and up to an additional $275,000 upon the achievement of specified regulatory milestone events. In addition we owe UKRI royalties at 0.25% of annual net sales for worldwide sales on a product-by-product at or below $750.0 million and 1% of annual net sales of products worldwide above $750.0 million, payable on a country-by-country basis until the expiration of the last licensed patent covering such product in such country. Under this license agreement, we have rights to 16 patents worldwide.
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
Australian Operations
In March 2015, we established a wholly-owned Australian subsidiary called AnaptysBio Pty Ltd, in order to conduct various preclinical and clinical activities for etokimab and imsidolimab. By establishing operations in Australia, we are able to access an established network of manufacturing and clinical development support contractors located in Australia and benefit from Australia’s streamlined approval processes for the initiation of first-in human studies. We have few employees with experience advancing product candidates through the Australian regulatory review process and have therefore engaged Australian consultants with expertise in the regulatory requirements and clinical development of therapeutic products in Australia. We are also working with established manufacturing and clinical development support contractors located in Australia, who are familiar with Australian regulatory and product development processes.
Intellectual Property
Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our technology platform, product candidates, novel biological discoveries, epitopes, new therapeutic approaches and potential indications, and other inventions that are important to our business.  In total, our patent portfolio, including patents to our technology platform licensed from UKRI, as well as patents co-owned with GSK consisted of approximately 49 issued patents and 138 pending patent applications as of December 31, 2020.

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
The patent portfolios for our internal programs and platform technology are outlined below:
Imsidolimab
As of December 31, 2020, we owned 18 patents and patent applications in various countries directed to the antibody sequence of imsidolimab and its variants, methods of use and related matters. We also intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending applications would provide protection until July 2041.
ANB030
As of December 31, 2020, we owned two U.S. patent applications directed to the antibody sequence of ANB030 and its variants, methods of use and related matters. We also intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending applications would provide protection until June 2040.
ANB032
As of December 31, 2020, we owned one U.S. patent application directed to the antibody sequence of ANB032 and its variants, methods of use and related matters. We intend to prosecute this pending application and, perhaps, other patent applications, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending application would provide protection until October 2041.
Dostarlimab (GSK4057190)
As of December 31, 2020, we owned or co-owned 40 patents and patent applications in various countries directed to the antibody sequence of GSK4057190 (dostarlimab), an anti-PD-1 antagonist, and its variants, methods of use and related matters. We intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending applications would provide protection until November 2037.
Cobolimab (GSK4069889)
As of December 31, 2020, we owned or co-owned 39 patents and patent applications in various countries directed to the antibody sequence of GSK4069889 (cobolimab), an anti-TIM-3 antagonist, and its variants, methods of use and related matters. We intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending applications would provide protection until November 2037.
GSK4074386
As of December 31, 2020, we owned or co-owned 35 patents and patent applications in various countries directed to the antibody sequence of GSK4074386, an anti-LAG-3 antagonist, and its variants, methods of use and related matters. We intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending applications would provide protection until April 2038.
Platform Technology
Our platform technology is covered by U.S. and foreign issued patents, emanating from our in-licensed portfolio and wholly-owned portfolio, in various jurisdictions.
Our portfolio includes patents directed to platform technology related inventions associated with antibody library design, antibody humanization, mammalian cell display and secretion, and other technical attributes relating to the discovery, maturation and optimization of antibodies using our technology platform.  Patents relating to our platform technology that have been issued to date provide protection through May 2033.

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
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application related to the patent. A U.S. patent also may be accorded a patent term adjustment, or PTA, under certain circumstances to compensate for delays in obtaining the patent from the U.S. Patent and Trademark Office, or USPTO. In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non-provisional patent application related to the U.S. patent. In addition, the term of a U.S. patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.
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
We rely on third-party manufacturers to generate cGMP-grade cell lines and will rely on them to produce cGMP drug product required for our planned clinical trials, and we expect to continue to rely on third parties to manufacture clinical trial drug supplies for the foreseeable future.  We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of investigational drug products. We have personnel with significant technical, manufacturing, analytical, quality, including cGMP, and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes. While our contract manufacturers have not yet produced commercially-approved cGMP batches of our product candidates, they have previously manufactured products for other companies in compliance with cGMP and have been previously inspected by regulatory authorities for compliance with cGMP standards.  Similarly, our personnel have had experience with cGMP at previous positions.
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
Specifically, there are several companies developing or marketing treatments that may be approved for the same indications and/or diseases as our lead product candidates, imsidolimab and etokimab, including major pharmaceutical companies.
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
For hidradenitis suppurativa, our competitors include adalimumab (Humira; Abbvie) which is approved for the treatment of moderate to severe hidradenitis suppurativa for patients 12 years of age or older.
For acne, our competitors include retinoids and retinoid-like drugs, including tretinoin (Avita, Retin-A, adapalene (Differin) and tazarotene (Tazorac, Avage), antibiotics including clindamycin (Benzaclin, Duac) and erythromycin (Benzamycin) and isotretinoin (Amnesteem, Claravis, Accutane) and oral antibiotics including sarecycline (Seysara).
For our anti-inflammatory checkpoint modulator antibody programs, our competitors include CC-90006 (BMS), which is an anti-PD-1 agonist antibody developed under our partnership with BMS, a BTLA modulator antibody called LY3361237 being developed by Eli Lilly, a PD-1 agonist antibody called LY3462817 also being developed by Eli Lilly and two PD-1 agonist antibodies called PT627 and PT001 being developed by Pandion Therapeutics. Our competitors in moderate-to-severe alopecia areata and vitiligo include topical and oral corticosteroids, topical immunotherapy (diphencyprone, dinitrochlorobenzene, squaric acid dibutyl ester), calcineurin inhibitors (tacrolimus, pmecrolimus), light therapy, prostaglandins and janus kinase inhibitors (tofacitinib, rixolitinib) currently in development.
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
Biological product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence in the United States, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA premarket approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.
Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices, or GLPs. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol.  Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.  A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans.  If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.  Clinical trials involve the administration of the investigational biologic to healthy volunteers or patients under the supervision of a qualified investigator.  Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practices, or GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.
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
Clinical trials to support BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the biologic into healthy human subjects or patients, the product is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves clinical trials in a limited patient population to determine the effectiveness of the drug or biologic for a particular indication, dosage tolerance, and optimal dosage, and to identify common adverse effects and safety risks.  If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit risk relationship of the drug or biologic and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the biologic. A single Phase 3 clinical trial may be sufficient in rare instances, including (i) where the clinical trial is a large multicenter clinical trial demonstrating internal consistency and a statistically persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second clinical trial would be practically or ethically impossible or (ii) when in conjunction with other confirmatory evidence.
After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls.  The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, and the applicant under an approved BLA is also subject to annual product and establishment user fees. These fees are typically increased annually. The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review.  The FDA has agreed to certain performance goals in the review of BLAs.  Most such applications for standard review biologic products are reviewed within 10 months of the date the BLA is filed with the FDA; most applications for priority review biologics are reviewed within six months of the date the BLA is filed with the FDA. Priority review can be applied to a biologic that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information or information intended to clarify information already provided in the submission.
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
Foreign clinical studies to support an IND

The FDA will accept as support for an IND a well-designed, well-conducted, non-IND foreign clinical study if it was conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection, if necessary.  A sponsor or applicant who wishes to rely on a non-IND foreign clinical study to support an IND must submit the following supporting information to the FDA to demonstrate that the study conformed to GCP:
•the investigator’s qualifications;
•a description of the research facilities;
•a detailed summary of the protocol and study results and, if requested, case records or additional background data;
•a description of the drug substance and drug product, including the components, formulation, specifications, and, if available, the bioavailability of the drug product;
•information showing that the study is adequate and well controlled;
•the name and address of the independent ethics committee that reviewed the study and a statement that the independent ethics committee meets the required definition;
•a summary of the independent ethics committee’s decision to approve or modify and approve the study, or to provide a favorable opinion;
•a description of how informed consent was obtained;
•a description of what incentives, if any, were provided to subjects to participate;
•a description of how the sponsors monitored the study and ensured that the study was consistent with the protocol;
•a description of how investigators were trained to comply with GCP and to conduct the study in accordance with the study protocol; and
•a statement on whether written commitments by investigators to comply with GCP and the protocol were obtained.
Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to biological products intended to treat a rare disease or condition—generally a disease or condition that (i) affects fewer than 200,000 individuals in the United States, or (ii) affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making a product available in the United States for such disease or condition will be recovered from sales of the product.
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
Disclosure of clinical trial information
Sponsors of clinical trials of FDA-regulated products, including biological products, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the clinical trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.
Pediatric information

Under the Pediatric Research Equity Act, or PREA, NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, the PREA does not apply to any biological product for an indication for which Orphan Drug Designation has been granted.
The Best Pharmaceuticals for Children Act, or BPCA, provides sponsors of NDAs with an additional six-month period of market exclusivity for all unexpired patent or non-patent exclusivity on all forms of the drug containing the active moiety if the sponsor submits results of pediatric studies specifically requested by the FDA under BPCA within required timeframes. The BPCA provides sponsors of BLAs an additional six-month extension for all unexpired non-patent market exclusivity on all forms of the biological containing the active moiety pursuant to the BPCA if the conditions under the BPCA are met.
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
Biosimilars
The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of the U.S. Department of Health and Human Services waives a required element. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The first biosimilar was approved by the FDA in 2015, and no interchangeable products have been approved under the BPCIA.

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
 Biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, may require a submission to and approval by the FDA before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application and similar procedures and actions in reviewing BLA or supplements as in reviewing BLAs.
Adverse event reporting and submission of periodic reports is required following FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, biological product manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs.  Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. In addition, biological product manufacturers in the U.S. must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities and have procedures in place to identify and properly handle suspect and illegitimate products.
FDA regulation of companion diagnostics
If use of an in vitro diagnostic is essential for safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product.  The review of an in vitro companion diagnostic in conjunction with the review of a biologic involves coordination of review by the FDA’s Center for Biologics Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. Pursuing FDA approval of an in vitro companion diagnostic would require us to obtain a premarket approval, or PMA. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer.  It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling.  PMA applications are subject to an application fee, which exceeds $250,000 for most PMAs.  In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought.  In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories.  As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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
After a device is placed on the market, it remains subject to significant regulatory requirements.  Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the U.S.
Other U.S. health care laws and compliance requirements
In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (such as the Office of Inspector General), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, anti-kickback statutes, false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended, as applicable.
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
Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, or ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below).
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
Health care reform
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The pharmaceutical industry has been significantly affected by major legislative initiatives. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhanced remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow on biologic products, (ii) proscribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual nondeductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, apportioned among these entities according to their market share in certain government healthcare programs, (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, which has since been increased to 70% by the Bipartisan Budget Act of 2018, or BBA, (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vii) expanded the entities eligible for discounts under the Public Health program (viii) created a new Patient-Centered Outcomes

Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research and (ix) established a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
There have been judicial and Congressional efforts to repeal, replace or change certain aspects of the ACA, including measures taken during the Trump administration. The Tax Cuts and Jobs Act of 2017, or Tax Reform Act, among other things, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In November 2020, the United States Supreme Court held oral arguments on the Fifth Circuit U.S. Court of Appeals decision that held that the individual mandate is unconstitutional. It is uncertain how the United States Supreme Court will rule on this case or how healthcare measures of the Biden administration will impact the ACA and our business. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high cost employer-sponsored insurance plans and the medical device excise tax, and effective January 1, 2021, also eliminates the health insurer tax. The BBA, among other things, also amended the ACA, effective January 1, 2019, by increasing from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
Other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021 was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in 2013 and will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other health care funding.
There have been several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increased patient access to lower cost generic and biosimilar drugs. In particular, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. The Trump and Biden administrations both issued executive orders intended to favor government procurement from domestic manufacturers. In addition, the Trump administration issued an executive order specifically aimed at the procurement of pharmaceutical products, which instructed the federal government to develop a list of “essential” medicines and then buy those and other medical supplies that are manufactured, including the manufacture of the API, in the United States. It is unclear whether this executive order or something similar will be implemented by the Biden Administration.
Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The CMS also issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements.

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
Europe / rest of world government regulation
In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials.  In the United Kingdom (“UK”) and countries in the EU, for example, a Clinical Trial Authorisation, or CTA, must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively.  Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.  Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.  The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.  In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
To obtain regulatory approval of an investigational drug or biological product under EU and UK regulatory systems, we must submit a marketing authorization application. The application used to file the BLA in the United States is similar to that required in the EU and the UK, with the exception of, among other things, country-specific document requirements.  For other countries outside of the EU and the UK, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.  In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
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
Typically, the process of obtaining approval of a new therapeutic drug product for inclusion in the ARTG requires compilation of clinical trial data.  Clinical trials conducted using “unapproved therapeutic goods” in Australia, being those which have not yet been evaluated by the Therapeutic Goods Administration, or the TGA, for quality, safety and efficacy must occur pursuant to either the Clinical Trial Notification, or CTN, or Clinical Trial Exemption, or CTX, process.
The CTN process broadly involves:

•completion of pre-clinical laboratory and animal testing;
•submission to a Human Research Ethics Committee, or the HREC, of all material relating to the proposed clinical trial, including the trial protocol.  The TGA does not review any data relating to the clinical trial;
•the institution or organization at which the clinical trial will be conducted, referred to as the “Approving Authority” gives the final approval for the conduct of the clinical trial at the site, having due regard to the advice from the HREC; and
•CTN clinical trials cannot commence until the clinical trial has been notified to the TGA.
Under the CTX process:
•a sponsor submits an application to conduct a clinical trial to the TGA for evaluation and comment; and
•a sponsor cannot commence a CTX clinical trial until written advice has been received from the TGA regarding the application and approval for the conduct of the clinical trial has been obtained from an ethics committee and the institution at which the clinical trial will be conducted.
In each case, it is required that:
•adequate and well-controlled clinical trials demonstrate the quality, safety and efficacy of the therapeutic product;
•evidence is compiled which demonstrates that the manufacture of the therapeutic drug product complies with the principles of cGMP;
•manufacturing and clinical data is derived to submit to the Australian Committee on Prescription Medicines, which makes recommendations to the TGA as to whether or not to grant approval to include the therapeutic drug product in the ARTG; and
•an ultimate decision is made by the TGA whether to include the therapeutic drug product in the ARTG.
Pre-clinical studies include laboratory evaluation of the therapeutic drug product as well as animal studies to assess the potential safety and efficacy of the drug.  The results of the pre-clinical studies form part of the materials submitted to the investigators HREC in the case of a CTN trial and part of the application to the TGA in the case of a CTX trial.
Clinical trials involve administering the investigational product to healthy volunteers or patients under the supervision of a qualified principal investigator.  The TGA has developed guidelines for a CTN.  Under the CTN process, all material relating to the proposed clinical trial is submitted directly to the HREC of each institution at which the clinical trial is to be conducted.  An HREC is an independent review committee set up under guidelines of the Australian National Health and Medical Research Council.  The role of an HREC is to ensure the protection of rights, safety and wellbeing of human subjects involved in a clinical trial by, among other things, reviewing, approving and providing continuing review of trial protocols and amendments, and of the methods and material to be used in obtaining and documenting informed consent of the trial subjects.  The TGA is formally notified by submission of a CTN application but does not review the safety of the drug or any aspect of the proposed trial.  The approving authority of each institution gives the final approval for the conduct of the clinical trial, having due regard to advice from the HREC.  Following approval, responsibility for all aspects of the trial conducted under a CTN application remains with the HREC of each investigator’s institution.
The standards for clinical research in Australia are set by the TGA and the National Health and Medical Research Council, and compliance with GCP is mandatory.  Guidelines, such as those promulgated by the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, are required across all fields, including those related to pharmaceutical quality, nonclinical and clinical data requirements and study designs.  The basic requirements for preclinical data to support a first-in- human study under ICH guidelines are applicable in Australia.  Requirements related to adverse event reporting in Australia are similar to those required in other major jurisdictions.
Employees and Human Capital Resources
As of December 31, 2020, we had 94 full-time employees. Of these employees, 74 were primarily engaged in research and development activities and 27 have an M.D. or a Ph.D. None of our employees are represented by a labor union or covered by collective bargaining agreements. We have never experienced a work stoppage and believe that we have good employee relations.

We view our diverse employee population and our culture as key to our success. Our company culture prioritizes learning, supports growth and empowers us to reach new heights. We recruit employees with the skills and training relevant to succeed and thrive in their functional responsibilities. We assess the likelihood that a particular candidate will contribute to the Company’s overall goals, and beyond their specifically assigned tasks. Depending on the position, our recruitment reach can be local as well as national. We provide competitive compensation and best in class benefits that are tailored specifically to the needs and requests of our employees. During 2020, we worked to manage through the effects of the COVID-19 pandemic and entered 2021 stronger than ever. During 2020 all employees were retained at full salary and lab employees’ productivity and safety were a top priority. As appropriate, others were provided the option of working remotely or at our facilities with appropriate safeguards. We uphold our commitment to shareholders by working hard, being thoughtful about how we use resources and doing the right thing for the company at every turn.
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
Summary of Risk Factors
An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

•Our product candidates are in early stages of development and may fail in development or suffer delays that adversely affect their commercial viability. Results from our initial clinical trials may not be representative of the results we will experience in later clinical trials. If we or our collaborators are unable to complete development of or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•The COVID-19 pandemic has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, contractors, and patients, which could adversely and materially impact our business, financial condition, and results of operations.
•We have only limited data regarding the safety profile of our wholly-owned product candidates when dosed in humans. Our ongoing and planned clinical trials or those of our collaborators may reveal significant adverse events, toxicities or other side effects and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
•We and/or our collaborators may be unable to obtain, or may be delayed in obtaining, required regulatory approvals in the United States or in foreign jurisdictions, which would materially impair our ability to commercialize and generate revenue from our product candidates.
•We may not be successful in our efforts to use our technology platform to expand our pipeline of product candidates and develop marketable products.

•We have recently commenced clinical development of imsidolimab, ANB030 and ANB032 and have a limited history of conducting clinical trials and no history of commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
•We face significant competition, and if our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.
•Our product candidates may not achieve adequate market acceptance among physicians, patients, health care payors and others in the medical community necessary for commercial success.
•If companion diagnostics for our product candidates, for which such diagnostics are required, are not successfully, and in a timely manner, validated, developed or approved, we may not achieve marketing approval or realize the full commercial potential of our product candidates.
•The manufacture of biologics is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our products for patients, if approved, could be delayed or stopped.
•We have limited operating revenue and a history of operational losses and may not achieve or sustain profitability.
•We have no products approved for commercial sale, and to date we have not generated any revenue or profit from sales of our product candidates.
•We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates.
•We must attract and retain highly skilled employees in order to succeed.
•The manufacture of biotechnology products is complex, and manufacturers often encounter difficulties in production. If we or any of our third-party manufacturers encounter any loss of our master cell banks or if any of our third-party manufacturers encounter other difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide product candidates for clinical trials or our products to patients, once approved, could be delayed or stopped.
•We currently have no marketing and sales force. If we are unable to establish effective sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates, we may not be able to effectively sell or market our product candidates, if approved, or generate product revenue.
•Our existing collaborations, including those with GSK and BMS, are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.
•We may not succeed in establishing and maintaining additional development and commercialization collaborations, which could adversely affect our ability to develop and commercialize product candidates.
•Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements.
•If we are unable to obtain or protect intellectual property rights, we may not be able to compete effectively in our market.
•We may not be able to protect our intellectual property rights throughout the world.
•The market price of our stock has been and may continue to be volatile, and you could lose all or part of your investment.
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
We are using our proprietary technology platform to develop therapeutic antibodies, including our wholly-owned product candidates, as well as other programs that are being developed by our collaborators. However, all of our wholly-owned and most of partnered product candidates are in the early stages of development, and, for a wide variety of reasons discussed below, may fail in development or suffer delays that adversely affect their commercial viability.
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care, and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. For example, results from our initial Phase 2a clinical trial of etokimab in moderate-to-severe atopic dermatitis patients were not representative of the results we experienced in our later etokimab moderate-to-severe atopic dermatitis Phase 2b clinical trial called “ATLAS” and we ultimately discontinued development of etokimab.
Furthermore, our rationale for conducting clinical trials of imsidolimab in multiple indications is that we believe imsidolimab’s mechanism of action, the inhibition of IL-36R, has the potential be effective for treatment of a range of dermatological inflammatory diseases. However, it is possible that our assumptions regarding the effectiveness of imsidolimab’s mechanism of action may be incorrect and that imsidolimab may be ineffective in certain dermatological inflammatory diseases or in treating inflammatory disorders generally. If this were the case, then the results from any clinical trials of imsidolimab that we conduct are less likely to be positive.
If our later clinical trials of imsidolimab are unsuccessful, whether for one of the reasons mentioned above or otherwise, imsidolimab may be delayed in development or fail entirely, which would have a material adverse impact on our business.
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

The COVID-19 pandemic has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, contractors and patients, which could adversely and materially impact our business, financial condition and results of operations.
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
The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing or modifying employee travel, moving to full remote work, and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and patients. In response to the COVID-19 pandemic, we limited our office to only those employees completing laboratory-based tasks essential to our development efforts, and are starting to allow other employees to work in our office with certain precautions in place that we believe will ensure our employees’ safety and wellbeing. “Essential” employees that are unable to telework continue to work at our facilities, and we have implemented appropriate safety measures, including social distancing, face covering and increased sanitation standards. We are following guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among our workforce due to the COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and well-being of our “essential” employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace, and they may be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.
A prolonged disruption or any further unforeseen delay in our operations or within any of our business activities could continue to result in reduced participation in ongoing clinical trials or delays in enrolling our planned clinical trials because we rely on contract research organizations (for non-clinical and clinical activities) (“CROs”) and contract manufacturing organizations (“CMOs”) to conduct our clinical trials and to manufacture our product candidates. If our CROs are unable to continue ongoing clinical trials or to enroll new patients for new clinical trials, or if our CMOs are unable to obtain sufficient quantities of reagents or manufacture adequate drug quantities, our clinical trials could be materially delayed or disrupted. We may also encounter delays from the FDA, EMA or other health authorities in our clinical development efforts. Any elongation or de-prioritization of our preclinical or clinical studies or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. Further, in reaction to the spread of COVID-19 in the United States and internationally, many patients and medical facilities are delaying or canceling elective procedures, adding further strain to health care budgets globally.
The COVID-19 pandemic may result in the inability of our suppliers to deliver supplies to us on a timely basis. We currently utilize third parties to, among other things, manufacture components of our product candidates and, in the future, intend to utilize third parties to conduct our preclinical and clinical studies. If either we or any third-party parties in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our preclinical or clinical studies.
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
We have conducted various preclinical studies of our product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. We have only completed a Phase 1 clinical trial with imsidolimab, and subsequent clinical trials with imsidolimab are currently ongoing. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, or to observe results in later stage clinical trials that are unexpected based on early clinical trials. Many product candidates fail in clinical trials despite promising preclinical and early clinical results. In addition, top-line results of a clinical trial, which generally reflect preliminary reviews of primary efficacy and/or safety results, do not necessarily predict final results, and any top-line findings or assessments are subject to change pending the completion of final data review procedures. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
Some patients in our clinical trials have experienced adverse events, including serious adverse events. We reported that one patient dropped out of the GALLOP Phase 2 clinical trial for imsidolimab due to diagnosis with Staphylococcal aureus bacteremia on Day 3 post-imsidolimab administration, which was a serious adverse event deemed to be possibly drug-related. Subjects in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or in our Phase 1 or Phase 2 clinical trials. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which will inform our dosing strategy for future clinical trials, however such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans and may lead to unforeseen toxicity not previously observed in preclinical testing. If preclinical studies of our product candidates fail to provide preliminary evidence of safety to the satisfaction of regulatory authorities or do not otherwise produce satisfactory results, we may incur additional costs or experience delays in initiating and/or advancing the development and commercialization of our product candidates. Further, if clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
Our ability to continue to develop our product candidates, and to have the potential to achieve and sustain profitability, depends on the FDA and foreign regulatory authorities permitting us to conduct human clinical trials and, if our product candidates are safe and effective, obtaining approval from the FDA and foreign regulatory authorities to market them and subsequently successfully commercializing them, either alone or with our collaborators. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and foreign regulatory authorities. Though we have cleared an IND and clinical trial application (“CTA”) to conduct clinical trials for imsidolimab in the United States and certain foreign jurisdictions and we have cleared an IND to conduct a clinical trial for ANB030 in the United States, before commencing clinical trials in the United States for any other product candidate, we must submit an IND to the FDA; foreign regulatory authorities enforce similar requirements for initiation of clinical trials in other countries. An IND or foreign equivalent requires extensive preclinical studies, and there is no guarantee that the FDA or foreign regulatory authorities will allow clinical trials to proceed based on the IND or equivalent submission. For example, although we have initiated toxicology studies for our product candidates, the FDA in the United States, or other foreign regulatory authorities, as applicable, may not allow our clinical trials to proceed in the regulatory authority’s jurisdiction if we are unable to show safety margins acceptable to the particular regulatory authority in appropriate animal species in our preclinical toxicology studies.
Even if we or our collaborators initiate and complete clinical trials for our product candidates, these product candidates will not be permitted to be marketed in the United States until approval of a BLA from the FDA is received, and will not be permitted to be marketed in other countries without marketing approval from foreign regulatory authorities. Obtaining approval of a BLA or other marketing approvals is often a lengthy, expensive and uncertain process over which the FDA and foreign regulatory authorities have substantial discretion. Other than submitting and receiving acceptance for initiation of our previous and current clinical trials in the United States and certain foreign jurisdictions, we have had only limited discussions with the FDA and no discussions with foreign regulatory authorities regarding the development plans for any of our product candidates or the designs of any of our later-stage clinical studies. We thus may not have the full benefit of the FDA’s or foreign regulatory authorities’ current thinking on clinical trial designs or product development for our target indications. For example, we believe a small pivotal clinical trial, potentially with less than 100 patients, may be sufficient to demonstrate substantial evidence of efficacy of imsidolimab in GPP patients. However, the FDA may disagree with our proposed clinical trial design, including the number of patients necessary to demonstrate efficacy, and/or may require us to conduct more than one pivotal clinical trial in order to obtain approval of a BLA.
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
•obtain approval for indications or patient populations that are not as broad as intended or desired;
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
We have recently commenced clinical development of imsidolimab, ANB030 and ANB032 and have a limited history of conducting clinical trials and no history of commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
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
For hidradenitis suppurativa, our competitors include adalimumab (Humira; Abbvie) which is approved for the treatment of moderate to severe hidradenitis suppurativa for patients 12 years of age or older.
For acne, our competitors include retinoids and retinoid-like drugs, including tretinoin (Avita, Retin-A, adapalene (Differin) and tazarotene (Tazorac, Avage), antibiotics including clindamycin (Benzaclin, Duac) and erythromycin (Benzamycin) and isotretinoin (Amnesteem, Claravis, Accutane) and oral antibiotics including sarecycline (Seysara).
For our anti-inflammatory checkpoint modulator antibody programs, our competitors include CC-90006 (BMS), which is an anti-PD-1 agonist antibody developed under our partnership with BMS, a BTLA modulator antibody called LY3361237 being developed by Eli Lilly, a PD-1 agonist antibody called LY3462817 also being developed by Eli Lilly and two PD-1 agonist antibodies called PT627 and PT001 being developed by Pandion Therapeutics. Our competitors in moderate-to-severe alopecia areata and vitiligo include topical and oral corticosteroids, topical immunotherapy (diphencyprone, dinitrochlorobenzene, squaric acid dibutyl ester), calcineurin inhibitors (tacrolimus, pmecrolimus), light therapy, prostaglandins and janus kinase inhibitors (tofacitinib, rixolitinib) currently in development.
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
Risks Related to Our Financial Position and Capital Needs
We have limited operating revenue and a history of operational losses and may not achieve or sustain profitability. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from sales of our product candidates.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. For the year ended December 31, 2020, our collaboration revenue was $75.0 million and our net loss was $19.9 million. As of December 31, 2020, we had an accumulated deficit of $264.0 million.

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
We are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability because of the numerous risks and uncertainties associated with product development. In addition, our expenses could increase significantly beyond expectations if we are required by the FDA or other regulatory authorities to perform studies or clinical trials in addition to those that we currently anticipate. Even if imsidolimab, or any of our other product candidates, is approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of any product candidate.
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
As a research and development company, our operations have consumed substantial amounts of cash since our inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue our discovery and preclinical development to identify new clinical candidates, and we and our collaborators conduct clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we incur additional costs associated with operating as a public company. We believe that our existing cash, cash equivalents and investments will fund our current operating plan at least into 2024. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we continue to move our product candidates through preclinical studies, submit INDs or foreign equivalents and conduct clinical development, we may have adverse results requiring us to find new product candidates. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through collaboration agreements to continue development of our product candidates.
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
•the commercial success or failure of products sold by our collaborators, such as dostarlimab and Zejula by GSK, and the timing thereof;
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
We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. In order to commercialize any product candidates, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we may decide to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market. With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.
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
We are unable to predict the success of our collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. In addition, any dispute or litigation proceedings we may have with our collaborators in the future could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense. For example, in August 2020, we served notice on GSK related to an alleged breach of our collaboration agreement in connection with GSK’s use of certain antibodies originally developed by us for the development of a drug not covered by the agreement. We subsequently settled this matter in October 2020, but there can be no assurance that we will not encounter such issues under our collaborations with GSK or other parties in the future.
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
We rely on third party clinical investigators, CROs, CMOs and consultants to design, conduct, supervise and monitor key activities relating to, discovery, manufacturing, non-clinical studies and clinical trials of our product candidates, and we intend to do the same for future activities relating to existing and future programs. Because we rely on third parties and do not have the ability to conduct all required discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent, careful or timely in conducting our discovery, manufacturing, preclinical studies or clinical trials, resulting in discovery, manufacturing, preclinical studies or clinical trials being delayed or unsuccessful, in whole or in part.
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
In the United States, engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a biotechnology company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Such False Claims Act lawsuits against biotechnology companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices promoting off-label drug uses involving fines in excess of $1.0 billion. This growth in litigation has increased the risk that a biotechnology company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid and other federal and state health care programs. In addition, we may incur liability from claims initiated under the Lanham Act or other federal and state unfair competition laws with respect to how our products are marketed and promoted. Furthermore, the off-label use of our products may increase the risk of product liability claims. If we do not lawfully promote our approved products, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have an adverse effect on our business, financial condition and results of operations.
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

We plan to seek Orphan Drug Designation for imsidolimab and certain of our other product candidates, and we may not be able to obtain or maintain Orphan Drug Designation or obtain the benefits associated with Orphan Drug status, including market exclusivity.
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
Healthcare legislative reform measures may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhanced remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow on biologic products, (ii) proscribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual nondeductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, apportioned among these entities according to their market share in certain government healthcare programs, (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, which has since been increased to 70% by the Bipartisan Budget Act of 2018 (“BBA”), (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vii) expanded the entities eligible for discounts under the Public Health program (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research and (ix) established a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
There have been judicial and Congressional efforts to repeal, replace or change certain aspects of the ACA, including measures taken during the Trump administration. The Tax Cuts and Jobs Act of 2017, or the Tax Reform Act, among other things, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In November 2020, the United States Supreme Court held oral arguments on the Fifth Circuit U.S. Court of Appeals decision that held that the individual mandate is unconstitutional. It is uncertain how the United States Supreme Court will rule on this case or how healthcare measures of the Biden administration will impact the ACA and our business. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high cost employer-sponsored insurance plans and the medical device excise tax, and effective January 1, 2021, also eliminates the health insurer tax. The BBA, among other things, also amended the ACA, effective January 1, 2019, by increasing from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
Other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021 was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in 2013 and will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

There have been several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increased patient access to lower cost generic and biosimilar drugs. In particular, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. The Trump and Biden administrations both issued executive orders intended to favor government procurement from domestic manufacturers. In addition, the Trump administration issued an executive order specifically aimed at the procurement of pharmaceutical products, which instructed the federal government to develop a list of “essential” medicines and then buy those and other medical supplies that are manufactured, including the manufacture of the API, in the United States. It is unclear whether this executive order or something similar will be implemented by the Biden Administration.
Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The CMS also issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear to what extent these new regulations will be implemented and to what extent these or any future legislation or regulation by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability. We expect additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
The ACA, among other things, amended the intent standard of the federal Anti-Kickback Statute and criminal health care fraud statutes to a stricter standard such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.
Some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other health care providers or marketing expenditures. For example, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual health care practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain pricing information, including information pertaining to and justifying price increases. Some states further require pharmaceutical companies to implement compliance programs and/or marketing codes. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.
State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the collection and use of health data in the EU and the UK is governed by the General Data Protection Regulation (“GDPR”), which became fully applicable in May 2018 and has been incorporated into the UK’s data protection laws following

Brexit. The GDPR extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. The GDPR is complex, and guidance, interpretation and application under the GDPR are still developing. Failure to comply with the GDPR may result in substantial fines and other administrative penalties of up to the greater of €20 million or 4% of worldwide revenue. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. The pending EU ePrivacy Regulation is also expected to establish new requirements applicable to the handling of personal data and imposes penalties for non-compliance. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the European Economic Area to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. For example, in July 2016, the European Commission adopted the EU-U.S. Privacy Shield Framework (the “Privacy Shield Framework”), which replaced the prior U.S. Safe Harbor scheme. On July 16, 2020, the Court of Justice of the European Union issued a decision, known as Schrems II, that declared the Privacy Shield Framework invalid. The Schrems II decision also resulted in substantial additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of Europe. The European Commission has also published draft updates to its standard contractual clauses that impose substantial additional obligations on the companies that wish to use the clauses as the basis for their data transfers. Additionally, California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which modifies the CCPA and creates additional obligations beginning on January 1, 2022. The CCPA and CPRA provide California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA and other U.S., EU and worldwide laws may impose onerous requirements on our business and, if our efforts to comply with such laws are not successful, our business could be adversely affected.
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
Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our or our licensors’, licensees’ or collaborators’ intellectual property rights may not exist in some countries outside the United States or may be less extensive in some countries than in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors, licensees or collaborators may not be able to prevent third parties from practicing our and our licensors’, licensees’ or collaborators’ inventions in all countries outside the United States or from selling or importing products made using our and our licensors’, licensees’ or collaborators’ inventions in and into the United States or other jurisdictions. Competitors may use our and our licensors’, licensees’ or collaborators’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we and our licensors, licensees or collaborators have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our and our licensors’, licensees’ or collaborators’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us and our licensors, licensees or collaborators to stop the infringement of our and our licensors’, licensees’ or collaborators’ patents or marketing of competing products in violation of our and our licensors’, licensees’ or collaborators’ proprietary rights generally. Proceedings to enforce our and our licensors’, licensees’ or collaborators’ patent rights in foreign jurisdictions could result in substantial costs and divert our and our licensors’, licensees’ or collaborators’ efforts and attention from other aspects of our business, could put our and our licensors’, licensees’ or collaborators’ patents at risk of being invalidated or interpreted narrowly and our and our licensors’, licensees’ or collaborators’ patent applications at risk of not issuing and could provoke third parties to assert claims against us or our licensors, licensees or collaborators. We or our licensors, licensees or collaborators may not prevail in any lawsuits that we or our licensors, licensees or collaborators initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.
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
Moreover, future and recent past changes in the patent laws in the U.S. and abroad could impact or could increase the uncertainties and costs surrounding the prosecution of our and our licensors’, licensees’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’, licensees’ or collaborators’ issued patents, which could have an impact on our business and financial conditions. For example, over the past decade, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have rendered decisions in several patent cases such as Association for Molecular Pathology v. Myriad Genetics, Inc., BRCA1- & BRCA2-Based Hereditary Cancer Test Patent Litig., Mayo Collaborative Services v. Prometheus Laboratories, Inc., and Alice Corporation Pty. Ltd. v. CLS Bank International, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’, licensees’ or collaborators’ ability to obtain patents in the future, these type of changes in the patent laws have created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors’, licensees’ or collaborators’ ability to obtain new patents or to enforce existing patents and patents that we and our licensors, licensees or collaborators may obtain in the future.
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
Within and outside of the United States, there has been a substantial amount of litigation and administrative proceedings regarding patent and other intellectual property rights in the pharmaceutical industry including opposition, derivation, reexamination, inter partes review or interference proceedings, or other preissuance or post-grant proceedings. Such proceedings may be provoked by third parties or by us or our licensors, licensees or collaborators to protect or enforce our or our licensors’, licensees’ or collaborators’ patents or patent applications. Additionally, third-party preissuance submission of prior art to the USPTO or other foreign jurisdictions may jeopardize the issuance or scope of our or our licensors’, licensees’ or collaborators’ patent applications. An unfavorable outcome in any such proceedings could require us or our licensors, licensees or collaborators to cease using the related technology, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors, licensees or collaborators a license on commercially reasonable terms or at all, and we could be forced to stop commercializing our product candidates. Even if we or our licensors, licensees or collaborators obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors, licensees or collaborators.
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
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by us and our licensors, licensees or collaborators; and
•the priority of invention of patented technology.
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
In addition, the stock market in general, and the Nasdaq Global Select Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. We are currently subject to securities litigation, which is described in Item 3, “Legal Proceedings.” This or any future securities litigation could result in substantial costs and a diversion of our management’s attention and resources. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.
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
The market price of our common stock is volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been, and may in the future be, the target of this type of litigation. We are currently subject to securities litigation, which is described in Item 3, “Legal Proceedings.” Regardless of the outcome, these matters or future litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain additional executive management and qualified board members.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Global Select Market. Our management and other personnel devote a substantial amount of time to these compliance initiatives. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these and future requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rates. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Additionally, the Tax Reform Act will no longer allow deductions for compensation in excess of $1 million for certain employees, even if paid as commissions or performance-based compensation. We may be subject to these limitations as provided for under Section 162(m) of the Code in the future. The Tax Reform Act also limits the amount taxpayers are able to deduct for federal NOL carryforwards generated in taxable years beginning after December 31, 2017 to 80% of the taxpayer’s taxable income. The law also generally repeals all carrybacks. However, any NOLs generated in taxable years after December 31, 2017 can be carried forward indefinitely. Losses arising in taxable years beginning before December 31, 2017 may still be carried back two years and are subject to their current expiration period. As of December 31, 2020, we have federal NOLs of approximately $248.4 million, which expire beginning December 31, 2028 through December 31, 2037, if not used to reduce income taxes payable in the future.
We are a smaller reporting company and may elect to comply with reduced public company reporting requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.
We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and have either: (i) a public float of less than $250 million or (ii) annual revenues of less than $100 million during the most recently completed fiscal year and (A) no public float or (B) a public float of less than $700 million. As a “smaller reporting company,” we are subject to reduced disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Until such time as we cease to be a “smaller reporting company,” such reduced disclosure in our SEC filings may make it harder for investors to analyze our operating results and financial prospects.
If some investors find our common stock less attractive as a result of any choices to reduce future disclosure we may make, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal executive office is located at 10421 Pacific Center Court in San Diego, California, and consists of approximately 25,000 square feet of leased office and laboratory space under a lease which will expire on August 31, 2021. We use these facilities for our administrative, research and development and other activities.
In May 2018, we entered into a three-year sublease agreement with Trex Enterprises Corporation, a California corporation, for an additional 18,000 square feet of office space in the building at 10455 Pacific Center Court in San Diego, California (the “10455 Building”). The terms of the original sublease with Trex provided for a November 12, 2021 lease expiration. On November 11, 2020, we entered into a termination agreement of the sublease with Trex (the “Sublease Termination”). Under the Sublease Termination, we agreed to early terminate the sublease agreement for the 10455 Building on December 15, 2020.
On May 4, 2020, we entered into a lease agreement (the “Lease Agreement”) with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “10770 Wateridge Circle Building”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space in the 10770 Wateridge Circle Building for a term of 124 months, beginning on April 1, 2021 (or on such later date as described in the Lease Agreement).

Item 3. Legal Proceedings

On March 25, 2020, a putative securities class action was filed in the United States District Court for the Southern District of California naming the Company and certain of its current or former officers as defendants. The complaint purports to assert claims under Section 10(b) of the Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our common stock between October 10, 2017 and November 7, 2019 (the “Class Period”). An amended complaint was filed on September 30, 2020 alleging that, during the Class Period, the defendants made material misrepresentations or omissions regarding our etokimab product candidate that artificially inflated our stock price. The plaintiff seeks, among other things, damages in an unspecified amount, as well as costs and expenses. We believe that the plaintiff’s allegations are without merit and intend to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, we are unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters. On September 1, 2020, a related shareholder derivative complaint was filed based on allegations substantially similar to those in the class action, and asserting claims against current or former officers and directors for contribution under Sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty, unjust enrichment and corporate waste. On January 28, 2021, this derivative action was voluntarily dismissed without prejudice.
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
Our common stock has been listed on the Nasdaq Global Select market under the symbol “ANAB” since January 26, 2017. As of February 23, 2021, we had approximately 13 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.
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

Item 6. Selected Consolidated Financial Data
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the historical consolidated financial statements and the notes thereto included in Part II, Item 8—Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K. This discussion and other sections of this Annual Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part I, Item 1A of this Annual Report. You should also carefully read “Special Note Regarding Forward-Looking Statements”.
Overview
We are a clinical stage biotechnology company developing first-in-class immunology therapeutic product candidates focused on emerging immune control mechanisms applicable to inflammation and immuno-oncology indications. We develop our product candidates using our proprietary antibody discovery technology platform, which is based upon a breakthrough understanding of the natural process of antibody generation, known as somatic hypermutation (“SHM”), and replicates this natural process of antibody generation in vitro. Our strategy is to advance the development of our proprietary product candidates, and where applicable, establish partnerships with leading biopharmaceutical companies where we retain certain development and commercialization rights. Our most advanced wholly-owned antibody programs, imsidolimab, ANB030 and ANB032, are designed to modulate therapeutic targets that are genetically associated with human inflammatory disorders.
Imsidolimab, our IL-36R antibody previously referred to as ANB019, inhibits the interleukin-36 receptor (“IL-36R”), and is being developed for the treatment of multiple dermatological inflammatory diseases. We completed a Phase 1 clinical trial in healthy volunteers, which was presented at the European Academy of Allergy and Clinical Immunology in 2018, where imsidolimab was well-tolerated by all subjects, no dose-limiting toxicities were observed, and no serious adverse events were reported among any subjects in the clinical trial. In July 2020, the U.S. Food and Drug Administration (the “FDA”) granted Orphan Drug Designation for imsidolimab for the treatment of patients with GPP. We are conducting an open-label, multi-dose, single-arm Phase 2 clinical trial of imsidolimab in 8 GPP patients, also referred to as the GALLOP clinical trial, where we announced positive topline data in October 2020. Six of 8 (75%) patients treated with imsidolimab monotherapy achieved the primary endpoint of improvement in the clinical global impression scale (“CGI”) on Day 29. Two of 8 (25%) patients were considered to have not met the primary endpoint because they dropped out of the clinical trial prior to Day 29. The modified Japanese Dermatology Association Severity Index (“mJDA-SI”) score, which incorporates both dermatological and systemic aspects of GPP, decreased on average by 29% on Day 8 and 54% on Day 29. Erythema with skin pustules, which clinically defines GPP, decreased by 60% on Day 8 and 94% on Day 29. Serum c-reactive protein (“CRP”), which is an indicator of systemic inflammation, was normal (less than 5 mg/L) for 5 of the 6 patients achieving the primary endpoint on Day 29. Genotypic testing indicated homozygous wild-type IL-36RN, CARD14 and AP1S3 alleles for all 8 patients. We believe this suggests that imsidolimab may be broadly applicable to pustular diseases irrespective of genetic drivers. Anti-drug antibodies were not detected as of Day 29 in any patient. Imsidolimab was generally well-tolerated, and most treatment-emergent adverse events were mild to moderate in severity and resolved without sequelae. No infusion or injection site reactions were observed. One patient dropped out of the clinical trial due to a diagnosis of Staphylococcal aureus bacteremia in the first week, which was a serious adverse event deemed to be possibly drug-related. Because the patient was symptomatic prior to dosing and had a prior medical history of bacteremia, a common comorbidity of GPP, we do not believe this event is likely attributable to imsidolimab. Another patient dropped out of the study on Day 22 due to investigator reported inadequate efficacy. One patient contracted COVID-19 during the course of the clinical trial, which was mild, unrelated to imsidolimab, and did not lead to study discontinuation. Data from the first two patients to have completed the Day 113 treatment period under this clinical trial, which we announced in September 2019, indicated sustained efficacy in these two patients through Day 113. We plan to report full data from the GALLOP clinical trial at a medical conference in 2021. While initial GPP epidemiology studies suggested at least 3,000 patients in the United States, recent medical claims analyses suggest GPP prevalence in the United States of at least 10,000 patients. We met with the FDA during the fourth quarter of 2020 to review an orphan disease registration plan for imsidolimab for the treatment of GPP and anticipate initiating a Phase 3 clinical trial in mid-2021 following completion of protocol alignment and review of 16-week data from the GALLOP clinical trial by the FDA.
We are also conducting a randomized, double-blind, placebo-controlled 59-patient multi-dose clinical trial of imsidolimab in PPP, also referred to as the POPLAR clinical trial, where enrollment was completed in 2020 and top-line data are anticipated in the first quarter of 2021. The primary endpoint of this clinical trial is change in palmo-plantar pustulosis area severity index (PPPASI) at week 16 relative to baseline. PPP is a non-fatal form of pustular psoriasis that we estimate affects approximately 150,000 patients in the United States alone. We have initiated a global registry of GPP and PPP patients, also referred to as the RADIANCE study, which we anticipate will improve understanding of the patient journey in these two indications and assist in enrollment of future GPP and PPP clinical trials.

We have initiated clinical development of imsidolimab for the treatment of skin toxicities associated with treatments with inhibitors of epidermal growth factor (“EGFRi”) and MAPK/ERK kinase (“MEKi”). Treatment of solid tumors with EGFRi and/or MEKi is frequently limited by the occurrence of skin toxicities, including acneiform or papulopustular rash. Recent translational data has suggested that these skin toxicities are mediated by excess IL-36 signaling, leading to IL-8-mediated cutaneous neutrophilia and acneiform rash. Based on existing claims data, approximately 60,000 patients are prescribed EGFRi and/or MEKi treatments annually, and the vast majority of these patients experience skin toxicity, which in some cases leads to dose reduction and/or discontinuation of treatment. Current standard-of-care treatments are generally ineffective in patients with the most severe grades of EGFRi and/or MEKi mediated skin toxicity. During the fourth quarter of 2020, we initiated a Phase 2 clinical trial, called EMERGE, of imsidolimab in combination with EGFRi inhibitors, for the treatment of patients diagnosed with a certain baseline severity of skin toxicity, where 45 patients are randomized 2:1 between imsidolimab and placebo arms, to assess the efficacy of imsidolimab in the treatment of this indication. We anticipate interim top-line data from this clinical trial at the end of 2021.
We have also initiated clinical development of imsidolimab in ichthyosis, which is a family of rare, inherited, dermatological disorders characterized by dry, scaling and thickened skin. Recent human translational studies have suggested that the underlying skin inflammation responsible for ichthyosis is mediated by dysregulated IL-36 signaling, and we believe that imsidolimab treatment may be efficacious in treatment of this condition. Approximately 6,000 patients in the United States are affected with moderate-to-severe levels of ichthyosis, and no approved therapies are available for this disease. We have initiated a Phase 2 clinical trial, called INSPIRE, of imsidolimab in patients with certain baseline severity of ichthyosis, where 24 patients are randomized 2:1 between imsidolimab and placebo arms, and interim top-line data is anticipated in 2022.
We plan to initiate clinical development of imsidolimab in hidradenitis suppurativa, also known as acne inversa, which is a chronic inflammatory skin disease characterized by painful nodules in intertriginous areas that can progress to abscesses, sinus tracks and scarring. Current treatment options for hidradenitis suppurativa, including antibiotics, corticosteroids and anti-TNF therapy, have variable efficacy in moderate-to-severe patients, which often leads to surgery for removal of hidradenitis suppurativa nodules. Human translational studies have demonstrated elevated IL-36 cytokine expression in hidradenitis suppurativa skin biopsies, and we believe treatment of moderate-to-severe hidradenitis suppurativa with imsidolimab may lead to therapeutic benefit for this patient population. Moderate-to-severe hidradenitis suppurativa affects approximately 150,000 adults in the United States. We intend to initiate a Phase 2 clinical trial of imsidolimab in hidradenitis suppurativa, called HARP, in the second quarter of 2021.
We plan to initiate clinical development of imsidolimab in acne, which is the most common skin disorder in the United States, with approximately 7 million patients diagnosed with moderate-to-severe disease. Moderate-to-severe acne typically presents with painful papules, pustules, nodules, cysts and scarring. A key contributing factor to the pathogenesis of acne is the immune response to p. acnes, which is associated with upregulated IL-36 cytokine activity, localized inflammation and neutrophil infiltration of the skin. Existing therapies, including isotretinoin and systemic antibiotics, provide variable efficacy for moderate-to-severe acne patients and have practical limitations to their use given potential for clinically meaningful side effects. We anticipate initiating a Phase 2 clinical trial of imsidolimab, called ACORN, for the treatment of moderate-to-severe acne
Our second wholly-owned program, ANB030, is an anti-PD-1 agonist antibody program designed to augment PD-1 signaling through ANB030 treatment to suppress T-cell driven human inflammatory diseases. Genetic mutations in the PD-1 pathway are known to be associated with increased susceptibility to human inflammatory diseases, and hence we believe that ANB030 is applicable to diseases where PD-1 checkpoint receptor function may be under-represented. We presented preclinical data for ANB030 at the Festival of Biologics Annual Meeting in March 2020, including translational data demonstrating in vitro activity of ANB030 in alopecia areata patient samples. We initiated a Phase 1 healthy volunteer clinical trial in the first half of 2020, which is designed to assess the safety, pharmacokinetics and pharmacodynamics of ANB030 in single and multiple ascending dose cohorts. We anticipate top-line data from this Phase 1 clinical trial in mid-2021. We plan to initiate Phase 2 clinical trials of ANB030 in alopecia areata and vitiligo in the second half of 2021.
Our third wholly-owned program is an anti-BTLA modulator antibody, known as ANB032, which is broadly applicable to human inflammatory diseases associated with lymphoid and myeloid immune cell dysregulation. Mutations in the BTLA signaling pathway are associated with human inflammatory disease, and we believe ANB032 silences pro-inflammatory signaling by modulating BTLA binding to HVEM. We filed a Clinical Trial Notification (“CTN”) in Australia for ANB032 during the first quarter of 2021 and anticipate initiating a healthy volunteer Phase 1 trial in the first half of 2021 upon clearance of the CTN. We presented preclinical data regarding ANB032 at the 2020 Federation of Clinical Immunology Societies (FOCIS) Virtual Annual Meeting in October 2020.
Etokimab, our anti-IL-33 antibody previously referred to as ANB020, inhibits the activity of the interleukin-33 cytokine (“IL-33”). We have conducted a randomized, placebo-controlled Phase 2 clinical trial of etokimab in approximately 100 adult patients with CRSwNP (a debilitating atopic disorder associated with elevated IL-33 pathway signaling), also referred to as the

ECLIPSE clinical trial. We recently reported top-line data from a week 16 analysis of the ECLIPSE clinical trial. Patients dosed with etokimab every four (q4w) or eight weeks (q8w) failed to achieve the co-primary endpoints of statistically significant improvement in their bilateral nasal polyps score (“NPS”), an endoscopic measure of nasal occlusion, and in their sino-nasal outcome test (“SNOT-22”), a patient reported quality-of-life assessment, versus placebo at the week 8 time point. Both endpoints demonstrated statistically significant improvement over baseline levels of NPS and SNOT-22. Blood eosinophil levels, which are a biomarker of etokimab’s mechanism, demonstrated statistically significant reduction relative to baseline in both etokimab treatment arms. Following this data, we have decided to discontinue further development of etokimab.
In addition to our wholly-owned antibody programs, multiple Company-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. We have received to date approximately $164.6 million in cash receipts from collaborations. Our collaborations include an immuno-oncology-focused collaboration with GlaxoSmithKline, Inc. (“GSK”) and an inflammation-focused collaboration with Bristol-Myers Squibb (“BMS”). A Biologics License Application (“BLA”) for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called dostarlimab, was submitted by GSK and accepted by the FDA for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (“dMMREC”), and FDA approval is anticipated in this indication during the first half of 2021. This FDA approval is dependent on a pre-approval inspection of the dostarlimab manufacturing site by the FDA and is therefore contingent on easing of the coronavirus (“COVID-19”) pandemic travel restrictions. In addition, the European Medicines Agency (“EMA”) recently accepted GSK’s Marketing Authorization Application (“MAA”) for dostarlimab in the European Union (“EU”) for dMMREC, and EMA approval is anticipated in this indication during the first half of 2021. A second BLA submitted by GSK was accepted by the FDA during the first quarter of 2021 for dostarlimab in pan-deficient mismatch repair tumors (“PdMMRT”). We received a $10.0 million cash milestone payment upon the FDA acceptance of GSK’s first BLA for dostarlimab and anticipate an additional $20.0 million cash milestone payment upon first FDA approval of dostarlimab during the first half of 2021. We also received a $5.0 million milestone payment for the EMA acceptance of GSK’s first MAA for dostarlimab and anticipate an additional $10.0 million cash milestone payment upon first EMA approval of dostarlimab during the first half of 2021. An additional $10.0 million cash milestone payment is anticipated by the end of the first quarter of 2021 for acceptance of the second FDA BLA referred to above. Dostarlimab is currently in clinical development for various solid tumor indications, including dMMREC, PdMMRT, colorectal cancer, ovarian cancer, non-small cell lung cancer, cervical cancer, rectal cancer, clear cell sarcoma and head-and-neck squamous cell carcinoma. We anticipate receiving additional milestones from GSK, of equal magnitude to the milestone payments outlined above, upon approval of the BLA and acceptance and approval of the EMA filings of dostarlimab for the PdMMRT indication. Depending upon the timing of the aforementioned dostarlimab regulatory acceptance and approval milestones, we anticipate a total of $75.0 million in such milestone payments over the upcoming 18 months. An additional $165.0 million in sales milestones is anticipated upon achievement of certain dostarlimab annual sales revenues. In October 2020, we amended our GSK collaboration to increase royalties on global net sales of dostarlimab to 8-25%, add 1% royalty rate on GSK’s global net sales of Zejula and received a one-time cash payment of $60.0 million. For more information about these collaborations, see “— Collaborations”.
As of December 31, 2020, we had an accumulated deficit of $264.0 million, primarily as a result of losses incurred since our inception in 2005. We expect to continue to incur net operating losses for at least the next several years as we advance our products through clinical development, seek regulatory approval, prepare for and, if approved, proceed to, commercialization, expand our operations and facilities and grow in new and existing markets, territories and industries.
For our discussion related to the results of our operations and liquidity and capital resources for fiscal year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.
COVID-19
In December 2019, a strain of coronavirus was reported in Wuhan, China and began to spread globally, including to the United States and Europe, in the following months. The World Health Organization has declared COVID-19 to be a global pandemic. The full impact of the COVID-19 pandemic is inherently uncertain at the time of this Annual Report. The COVID-19 pandemic has resulted in travel restrictions and, in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses, and greater uncertainty in global financial markets. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world, and many governments have closed most public establishments, including restaurants, workplaces, and schools. Our ongoing clinical trials have been, and may continue to be, affected by the closure of offices, or country borders, among other measures being put in place around the world. The inability to travel and conduct face-to-face meetings can also make it more difficult to enroll new patients in ongoing or planned clinical trials. Any of these circumstances will potentially have a negative impact on our financial results and the timing of our clinical trials.

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
The extent of the impact of the COVID-19 pandemic on our future liquidity and operational performance will depend on certain developments, including the duration and spread of the outbreak, the availability and effectiveness of vaccines, the impact on our clinical trials, patients, and collaboration partners, and the effect on our suppliers.
Financial Overview
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding and milestone payments under collaboration and license agreements with our collaborators. From inception through December 31, 2020, we have received $164.6 million in cash in non-dilutive funding from our collaborators.
Collaboration and Exclusive License Agreement with GSK
In March 2014, we entered into a Collaboration and Exclusive License Agreement GSK (the “GSK Agreement”) for the development and commercialization of therapeutic monospecific and bispecific antibodies that antagonize PD-1, TIM-3, LAG-3 and/or a fourth undisclosed checkpoint receptor. We received $17.0 million in upfront fees from GSK in March 2014, and in November 2014, we amended the agreement with GSK to include the development and commercialization of bispecific antibodies to another undisclosed target, for an additional upfront fee of $2.0 million. Both upfront fees were recognized over the same period that our research and development services for which we were reimbursed were performed, which was extended through December 31, 2016 by amendment of the GSK Agreement in February 2016.
For each of the four targets under the GSK agreement, we are eligible to receive up to $273.0 million in milestone payments, which are comprised of $18.0 million for preclinical and clinical development milestone payments, $90.0 million upon certain regulatory events and $165.0 million upon worldwide commercial sales thresholds. In addition, GSK is obligated to pay us tiered royalties, ranging from 4% to 8%, for each product developed under the agreement, except in the case of dostarlimab where the royalties payable will be 8% to 25% as amended below, on annualized net sales of each antibody commercialized from the collaboration.
On October 23, 2020, we amended the GSK Agreement (the “Amendment”). Under the Amendment, we agreed to permit GSK to conduct development and commercialization of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor, which has received US approval for the maintenance treatment of adult patients with advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to first-line platinum-based chemotherapy and is under development for additional cancer indications. In addition, under the Amendment, we were granted increased royalties upon sales of dostarlimab, an anti-PD-1 antagonist antibody under development by GSK for multiple oncological disorders, including endometrial cancer, non-small cell lung cancer, ovarian cancer, colorectal cancer, and mismatch repair deficient solid tumors, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion and from 12% up to 25% of Net Sales above $1.0 billion. The Amendment also provided for a one-time non-refundable cash payment of $60.0 million that we received in the fourth quarter of 2020. GSK also agreed, starting January 1, 2021, to pay us a 1% royalty on all GSK Net Sales of Zejula. The $1.1 billion in cash milestone payments due under the GSK Agreement remain unchanged. Additionally, under the terms of the Amendment, GSK has agreed to certain diligence commitments with respect to the future development of dostarlimab, and the parties have agreed to review such commitments under regular joint review committee meetings going forward. From inception of the agreement through December 31, 2020, we have recognized $142.3 million in total revenue from GSK.
Milestones achieved through December 31, 2020 under the GSK Agreement are as follows:

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
Antibody Generation Agreement with Bristol-Myers Squibb
In December 2011, we entered into a license and collaboration agreement (the “BMS Agreement”) with Celgene, now a part of Bristol-Myers Squibb (Celgene and Bristol-Myers Squibb are hereinafter referred to, collectively, as “BMS”), to develop therapeutic antibodies against multiple targets. We granted BMS the option to obtain worldwide commercial rights to antibodies generated against each of the targets under the agreement, which option was triggered on a target-by-target basis by our delivery of antibodies meeting certain pre-specified parameters pertaining to each target under the agreement.
The BMS Agreement provided for an upfront payment of $6.0 million from BMS, which we received in 2011, and recognized through 2014, milestone payments of up to $53.0 million per target, low single-digit royalties on net sales of antibodies against each target, and reimbursement of specified research and development costs. From inception of the agreement through December 31, 2020, we have recognized $10.0 million in total revenue from BMS.

Anti-PD-1 (CC-90006)
Milestone Event	Amount	Quarter Recognized
Completion of first in vivo toxicology studies using GLPs	$0.5M	Q2'16
Phase 1 clinical trial initiation	$1.0M	Q4'16
Milestones were recognized as revenue in the period earned. There was no revenue recognized under this agreement during the years ended December 31, 2020 or 2019.
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
We have completed Phase 1 clinical trials and have ongoing Phase 2 clinical trials for imsidolimab and an ongoing Phase 1 clinical trial for ANB030. We expect our research and development expenses to be higher for the foreseeable future as we continue to advance our product candidates.
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
Net Operating Loss and Research and Development Tax Credit Carryforwards
Since inception, we have accumulated net operating losses, or NOLs in all years except December 31, 2015 and 2014, in which we generated taxable income as a result of our collaboration agreement with GSK as well as expenses incurred by our Australian subsidiary which are not deductible for U.S. income tax purposes. While we utilized NOLs in 2015 and 2014, we have since incurred losses and therefore continue to have a valuation allowance against our net deferred tax assets due to the uncertainty of the realization of such assets.
At December 31, 2020, we had federal and state net operating loss carryforwards (“NOLs”), of $248.4 million and $64.2 million, respectively. The federal and state NOLs will begin to expire in 2028, unless previously utilized. The federal NOLs includes $188.4 million of net operating losses generated in 2018 and after. Federal net operating losses generated in 2018 and after carryover indefinitely and may generally be used to offset up to 80% of future taxable income. At December 31, 2020, we had federal and California research tax credit carryforwards of approximately $14.3 million and $8.9 million, respectively. The federal research tax credit carryforwards will begin to expire in 2026 and the California state credits carryforward indefinitely. We also have foreign tax losses of $3.4 million, which will carry forward indefinitely, subject to a continuity of ownership test.
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

Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience.
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
Performance Obligations. We evaluate deliverables on a contract-by-contract basis to determine whether each deliverable represents a good or service that is distinct or has the same pattern of transfer as other deliverables. A deliverable is considered distinct if the customer can benefit from the good or service independently of other goods/services either in the contract or that can be obtained elsewhere, without regard to contract exclusivity, and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contact. If the deliverable is not considered distinct, we combine such deliverables and account for them as a single performance obligation. We allocate the consideration to each deliverable at the inception of the arrangement based on the transaction price.
Our performance obligations may include the following:
•License Arrangements. The performance obligations under our collaboration and license agreements generally include exclusive or nonexclusive licenses to one or more products generated using our technologies. Licenses for multiple antibodies within a single contract are generally combined as they have substantially the same pattern of transfer to the customer. Historically, our licenses have held no value to the customer, as the antibodies were in the discovery phase and required our expertise for further development. Accordingly, licenses are not considered distinct.
•Research and Development Services. The performance obligations under our collaboration and license agreements generally include research and development services we perform on behalf of or with our collaborators. As discussed within license arrangements above, our licenses have historically held no value without the research and development services we provide. As we generally only provide research and development services for internally generated antibodies that require a license to be utilized by a third party, our research and development services are not considered distinct.
•Steering Committee Meetings. The performance obligations under our collaboration and license agreements may also include our participation in a steering committees, which allows us to direct the progression of our discovery programs. As these steering committees would not occur or benefit the customer without the use of our licenses, these are not considered distinct.
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
Results of Operations
Collaboration Revenue
Collaboration revenue was $75.0 million compared to $8.0 million for the years ended December 31, 2020 and 2019, respectively. A comparison of collaboration revenue is as follows:

	Year Ended December 31,		Increase
(in thousands)	2020	2019	(Decrease)
GSK Amendment No. 3 Payment	$60,000	$—	$60,000
GSK milestones	15,000	8,000	7,000
Total collaboration revenue	$75,000	$8,000	$67,000
Collaboration revenue during the year ended December 31, 2020 increased $67.0 million compared to the year ended December 31, 2019 primarily due to payment received related to an amendment to the GSK Agreement during 2020 and the timing of milestones achieved.
We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Research and Development Expenses
Research and development expenses were $80.0 million during the year ended December 31, 2020 compared to $99.3 million during the year ended December 31, 2019, for a decrease of approximately $19.3 million. The decrease is primarily attributable to a $14.1 million decrease in outside services for preclinical and manufacturing expenses, a $3.7 million decrease in clinical expenses, a $1.1 million decrease in salaries and related expenses, including stock compensation expense, and a $0.4 million decrease in other research and development expenses.
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

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2020	2019
External Costs
Imsidolimab	$25,577	$18,570	$7,007
Etokimab	14,483	41,872	(27,389)
ANB030	4,563	9,261	(4,698)
ANB032	9,447	2,216	7,231
Preclinical and other unallocated costs	8,143	8,564	(421)
Total External Costs	$62,213	$80,483	$(18,270)
Internal Costs	17,812	18,855	(1,043)
Total Costs	$80,025	$99,338	$(19,313)
General and Administrative Expenses
General and administrative expenses were $18.9 million during the year ended December 31, 2020 compared to $16.1 million during the year ended December 31, 2019, for an increase of approximately $2.8 million. The increase is primarily due to a $1.5 million increase in legal expenses, a $1.3 million increase in personnel costs including stock compensation expense, and a $0.7 million increase in insurance expense, offset by a $0.4 million decrease in professional fees, a $0.1 million decrease in travel expense, and $0.2 million decrease in other general and administrative expense.
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
Interest Expense
Interest expense was $0.0 million during the year ended December 31, 2020. Interest expense was $1.0 million during the year ended December 31, 2019 and primarily represents effective interest of approximately 12.67% on our outstanding Term Loans on an outstanding principal balance of $0.6 million as of December 31, 2019. The decrease in interest expense during the periods is due to the final payment made on the Loan Agreement on January 1, 2020.
Interest Income
Interest income was $4.0 million and $11.0 million during the years ended December 31, 2020 and 2019, respectively, which primarily related to our short-term and long-term investments, the balance of which decreased during the periods as a result of funding our clinical trial programs. The decrease in interest income is also attributable to lower interest rates during the year ended December 31, 2020.

Provision for Income Taxes
The income tax benefit was $0.0 million and $0.2 million during the year ended December 31, 2020 and 2019, respectively. The income tax benefit for the year ended December 31, 2019 is primarily related to the allocation of tax benefit to continuing operations offsetting income tax expense recorded in other comprehensive income that is related to unrealized gains.
Liquidity and Capital Resources
From our inception through December 31, 2020, we have received an aggregate of $804.0 million to fund our operations, which included $620.3 million from the sale of equity securities, $164.6 million from our collaboration agreements and $19.1 million from venture debt. As of December 31, 2020, we had $411.2 million in cash, cash equivalents and investments.
In addition to our existing cash, cash equivalents and investments, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain nonclinical, clinical, regulatory and sales-based events, and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities. Our rights to payments under our collaboration agreements are our only committed external source of funds.
Specific to our collaboration agreement with GSK, dostarlimab is currently in clinical development for various solid tumor indications. We anticipate receiving additional milestones from GSK, of equal magnitude to the milestone payments outlined above, upon acceptance and approval of BLA and EMA filings of dostarlimab for the PdMMRT indication. Depending upon the timing of the aforementioned dostarlimab regulatory acceptance and approval milestones, we anticipate a total of $75.0 million in such milestone payments over the upcoming 18 months. An additional $165.0 million in sales milestones is anticipated upon achievement of certain dostarlimab annual sales revenues. Our amended GSK Agreement also includes a royalty to GSK’s global net sales of Zejula that began in 2021.
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
Cash, cash equivalents and investments totaled $411.2 million as of December 31, 2020, compared to $428.5 million as of December 31, 2019. We believe that our existing cash, cash equivalents and investments will fund our current operating plan at least into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(14,157)	$(69,517)
Investing activities	94,475	131,431
Financing activities	(879)	(4,493)
Net increase in cash, cash equivalents and restricted cash	$79,439	$57,421
Operating Activities
Net cash used in operating activities during the year ended December 31, 2020 of $14.2 million was primarily due to our net loss of $19.9 million, adjusted for addbacks for non-cash items of $12.5 million which includes stock-based compensation and income from marketable securities and decreases in working capital of $6.8 million.
Net cash used in operating activities during the year ended December 31, 2019 of $69.5 million was primarily due to our net loss of $97.3 million, adjusted for addbacks for non-cash items of $11.0 million which includes stock-based compensation and income from marketable securities and increases in working capital of $16.9 million.
Investing Activities
Cash provided by and used in investing activities during the year ended December 31, 2020 and 2019 was primarily due to the acquisition of investments upon receipt of the proceeds from our IPO and follow-on public offerings, offset by investment maturities.
Financing Activities
Cash used in financing activities during the year ended December 31, 2020 of $0.9 million was primarily related to $1.4 million in repayments on our outstanding Term Loan, offset by proceeds of $0.5 million from the issuance of common stock as a result of option exercises.
Cash used in financing activities during the year ended December 31, 2019 of $4.5 million was primarily related to $7.5 million in repayments on our outstanding Term Loan, offset by proceeds of $3.0 million from the issuance of common stock as a result of option exercises.
Contractual Obligations
We have entered into agreements with certain vendors for the provision of goods and services, which includes manufacturing services with contract manufacturing organizations and development services with contract research organizations. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement and therefore are cancellable contracts.
For further information related to our operating lease and future minimum annual obligations for license payments under our collaboration in-license agreements, see Note 11 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As of December 31, 2020, we held $160.7 million in debt securities with for which the accumulated other comprehensive loss was less than $0.1 million. As such, we believe that should a 10.0% change in interest rates were to have occurred on December 31, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
Foreign Currency Exchange Risk
In March 2015, we formed a wholly-owned subsidiary in Australia, which exposes us to foreign currency exchange risk. The functional currency of our subsidiary in Australia is the United States dollar. Assets and liabilities of our foreign subsidiary that are not denominated in the functional currency are remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses are generally remeasured at monthly foreign currency exchange rates which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), net, in the consolidated statements of operations and were less than $0.1 million during the year ended December 31, 2020. We believe that our foreign currency exposure is limited at this time as the value of transactions and the asset and liability balances denominated in foreign currencies are relatively small. Further, we do not believe that our financial condition or results of operations would be materially impacted by an immediate change of 10% in exchange rate of the foreign currencies in which we have transactions denominated, as exchange rates have fluctuated over 10% throughout the year ended December 31, 2020 from a low of 0.5724 to a high of 0.7707 with a net impact of less than $0.1 million to the consolidated statement of operations.
We conduct a portion of our business with CROs in currencies other than our U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the euro, British pound, Australian dollar, and Canadian dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income. We do not hedge our foreign currency exchange rate risk, however, we may do so in the future. As of December 31, 2020, we had no material accounts payable or receivable denominated in foreign currencies, and a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Inflation Risk
Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2020, 2019 or 2018.

Item 8. Consolidated Financial Statements and Supplementary Data
AnaptysBio, Inc.
Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AnaptysBio, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AnaptysBio, Inc. and subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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
We identified the evaluation of research and development costs as a critical audit matter. These estimates are based on certain assumptions and inputs that were challenging to assess, including the Company’s knowledge of the status of research and development programs and associated completion status, project milestones achieved, raw materials used in manufacturing, and, for larger clinical trials, per patient costs, patient enrollment status, project costs, and site costs. Significant auditor judgment, subjectivity, and effort were required to evaluate the assumptions and inputs to these estimates.
The following are the primary procedures we performed to address this critical audit matter. On a sample basis, we examined contracts, invoices, and third-party confirmations and compared them to the assumptions and inputs that are described above. We also examined certain invoices received after December 31, 2020 and evaluated whether services received prior to December 31, 2020 were included in the Company’s estimate of costs incurred as of December 31, 2020.
Assessment of the Presentation of GlaxoSmithKline Payment as Revenue

As discussed in Note 4 to the consolidated financial statements, the Company entered into an amendment to an agreement with GlaxoSmithKline (GSK) in October 2020. Under the amended agreement, the Company received a one-time, non-refundable cash payment of $60.0 million (the GSK payment) that was recognized as revenue for the year ended December 31, 2020.
We identified the assessment of the presentation of the GSK payment as revenue as a critical audit matter. The determination of the presentation of the GSK payment on the consolidated statement of operations and comprehensive loss was complex and involved subjective auditor judgment because of the terms of the amendment with GSK.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of an internal control over the Company’s process for accounting for modifications of collaboration arrangements. We evaluated the Company’s assessment of the accounting treatment for this transaction, including the determination that presentation of the GSK payment as revenue was appropriate by obtaining and reading management’s technical analysis and the amendment to the GSK agreement. We inquired of key executives involved in the negotiations with GSK as well as the board of directors.
/s/ KPMG LLP
We have served as the Company’s auditor since 2009.
San Diego, California
February 25, 2021

AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$250,456	$171,017
Short-term investments	143,197	203,210
Prepaid expenses and other current assets	2,908	3,506
Total current assets	396,561	377,733
Property and equipment, net	1,783	1,618
Long-term investments	17,546	54,305
Other long-term assets	602	1,481
Restricted cash	60	60
Total assets	$416,552	$435,197
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,217	$16,237
Accrued expenses	15,262	11,052
Notes payable, current portion	—	1,375
Other current liabilities	342	871
Total current liabilities	19,821	29,535
Other long-term liabilities	—	654
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 27,356 shares and 27,255 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	27	27
Additional paid in capital	660,665	648,669
Accumulated other comprehensive (loss) income	(4)	338
Accumulated deficit	(263,957)	(244,026)
Total stockholders’ equity	396,731	405,008
Total liabilities and stockholders’ equity	$416,552	$435,197

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Collaboration revenue	$75,000	$8,000	$5,000
Operating expenses:
Research and development	80,025	99,338	56,196
General and administrative	18,854	16,094	15,526
Total operating expenses	98,879	115,432	71,722
Loss from operations	(23,879)	(107,432)	(66,722)
Other income (expense), net:
Interest expense	—	(1,041)	(1,652)
Interest income	3,959	10,984	6,685
Other (expense) income, net	(11)	1	(159)
Total other income (expense), net	3,948	9,944	4,874
Loss before income taxes	(19,931)	(97,488)	(61,848)
Provision for income taxes	—	152	192
Net loss	(19,931)	(97,336)	(61,656)
Other comprehensive (loss) income:
Unrealized (loss) income on available for sale securities, net of tax of $0, $153, and $55, respectively	(342)	561	203
Comprehensive loss	$(20,273)	$(96,775)	$(61,453)
Net loss per common share:
Basic and diluted	$(0.73)	$(3.60)	$(2.50)
Weighted-average number of shares outstanding:
Basic and diluted	27,302	27,059	24,673

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2018	23,791	$24	$393,017	$(426)	$(85,034)	$307,581
Shares issued for public offerings, net of underwriters' fees	2,530	3	227,473	—	—	227,476
Total offering costs	—	—	(145)	—	—	(145)
Shares issued under employee stock plans	584	—	2,869	—	—	2,869
Warrants exercised	17	—	76	—	—	76
Stock-based compensation	—	—	9,961	—	—	9,961
Comprehensive income	—	—	—	203	—	203
Net loss	—	—	—	—	(61,656)	(61,656)
Balance, December 31, 2018	26,922	27	633,251	(223)	(146,690)	486,365
Shares issued under employee stock plans	333	—	3,007	—	—	3,007
Stock-based compensation	—	—	12,411	—	—	12,411
Comprehensive income	—	—	—	561	—	561
Net loss	—	—	—	—	(97,336)	(97,336)
Balance, December 31, 2019	27,255	27	648,669	338	(244,026)	405,008
Shares issued under employee stock plans	101	—	497	—	—	497
Stock-based compensation	—	—	11,499	—	—	11,499
Comprehensive loss	—	—	—	(342)	—	(342)
Net loss	—	—	—	—	(19,931)	(19,931)
Balance, December 31, 2020	27,356	$27	$660,665	$(4)	$(263,957)	$396,731

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,931)	$(97,336)	$(61,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	559	514	315
Stock-based compensation	11,499	12,411	9,961
Accretion/amortization of investments, net	461	(2,633)	(1,233)
Non-cash interest expense	—	676	646
Income taxes	—	—	139
Loss on disposal of property and equipment, net of gain on lease termination	26	—	—
Changes in operating assets and liabilities:
Australian tax incentive receivable	—	174	1,427
Prepaid expenses and other assets	2,106	2,178	(5,188)
Accounts payable and other liabilities	(8,877)	14,499	7,083
Net cash used in operating activities	(14,157)	(69,517)	(48,506)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments	(194,927)	(251,815)	(347,537)
Sales and maturities of investments	289,971	384,051	206,149
Purchases of property and equipment	(569)	(805)	(1,063)
Net cash provided by (used in) investing activities	94,475	131,431	(142,451)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriters' fees	—	—	227,476
Proceeds from issuance of common stock, upon the exercise of stock options	496	3,007	2,869
Proceeds from issuance of common stock, upon the exercise of warrants	—	—	76
Payments on notes payable	(1,375)	(7,500)	(6,875)
Payments for offering costs, net	—	—	(182)
Net cash (used in) provided by financing activities	(879)	(4,493)	223,364
Net increase in cash, cash equivalents, and restricted cash	79,439	57,421	32,407
Cash, cash equivalents and restricted cash, beginning of period	171,077	113,656	81,249
Cash, cash equivalents and restricted cash, end of period	$250,516	$171,077	$113,656
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4	$424	$1,043
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$279	$41	$159

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
Follow-on Public Offering
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
Restricted Cash
We held restricted cash of $60,000 at December 31, 2020 and 2019, respectively, which we used to secure a letter of credit provided as security for the operating lease for our corporate headquarters.
Short-Term and Long-Term Investments
All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments with contractual maturities 12 months or greater at the balance sheet date are considered long-term investments. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). We review our portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss).
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
Long Lived Assets
Long-lived assets, consisting of property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. No impairment charges were recorded during the years ended December 31, 2020, 2019, or 2018.
Leases
Our leases consist of leases for office space that are classified as operating leases. We determine if an arrangement is a lease at inception. Rent expense is recognized on a straight-line basis. When an operating lease includes rent abatements or requires fixed escalations of the minimum lease payments, the aggregate rental expense is recognized on a straight-line basis over the term of the lease. When an operating lease includes lease incentives such as leasehold improvement allowances, the lease incentive is included in the right-of-use (“ROU”) asset. For leases that have greater than a 12-month lease term, the ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. For this purpose, we consider only payments that are fixed and determinable at the time of commencement.

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. We account for fixed lease components separately from non-lease components.
We keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.
Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported under ASC 840.
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
Performance Obligations. We evaluate deliverables on a contract-by-contract basis to determine whether each deliverable represents a good or service that is distinct or has the same pattern of transfer as other deliverables. A deliverable is considered distinct if the customer can benefit from the good or service independently of other goods/services either in the contract or that can be obtained elsewhere, without regard to contract exclusivity, and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contact. If the deliverable is not considered distinct, we combine such deliverables and account for them as a single performance obligation. We allocate the consideration to each deliverable at the inception of the arrangement based on the transaction price.
Our performance obligations may include the following:
•License Arrangements. The performance obligations under our collaboration and license agreements generally include exclusive or nonexclusive licenses to one or more products generated using our technologies. Licenses for multiple antibodies within a single contract are generally combined as they have substantially the same pattern of transfer to the customer. Historically, our licenses have held no value to the customer, as the antibodies were in the discovery phase and required our expertise for further development. Accordingly, licenses are not considered distinct.
•Research and Development Services. The performance obligations under our collaboration and license agreements generally include research and development services we perform on behalf of or with our collaborators. As discussed within license arrangements above, our licenses have historically held no value without the research and development services we provide. As we generally only provide research and development services for internally generated antibodies that require a license to be utilized by a third party, our research and development services are not considered distinct.
•Steering Committee Meetings. The performance obligations under our collaboration and license agreements may also include our participation in a steering committees, which allows us to direct the progression of our discovery programs. As these steering committees would not occur or benefit the customer without the use of our licenses, these are not considered distinct.
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
The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Year Ended December 31,
(in thousands)	2020	2019	2018
Options to purchase common stock	2,901	2,462	2,451
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
In February 2016, the FASB, issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize a ROU asset and a related lease liability on the balance sheet for all leases with a term longer than 12 months. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Targeted Improvements; and ASU 2019-01, Leases (Topic 842): Codification Improvements. ASU 2016-02 became effective for our annual reporting period beginning January 1, 2019, including interim periods thereafter. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (i) its effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We adopted this standard on January 1, 2019 and used the effective date as our date of initial application. Upon adoption, we elected the package of transition practical expedients, which allowed us to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. We also made an accounting policy election to not recognize leases with an initial term of 12 months or less within our consolidated balance sheets and to recognize those lease payments on a straight-line basis in our consolidated statements of operations over the lease term. Adoption of the new standard resulted in the recording of operating lease ROU assets and lease liabilities of approximately $2.1 million and $2.3 million as of January 1, 2019, respectively related to our real estate leases. Adoption of this new standard did not have a material impact on our consolidated statements of operations or cash flows.
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	December 31, 2020	December 31, 2019
Laboratory equipment	$5,225	$4,911
Office furniture and equipment	976	811
Leasehold improvements	527	575
Property and equipment, gross	6,728	6,297
Less: accumulated depreciation and amortization	(4,945)	(4,679)
Total property and equipment, net	$1,783	$1,618
We recorded a loss of approximately $0.1 million in other income (expense), net, related to the disposal of tenant improvements and certain equipment in connection with the termination of the 10455 Building Lease. The $0.1 million loss is recorded in the consolidated statements of cash flows net of the gain from the termination of the 10455 Building Lease (see Note 11).
 Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	December 31, 2020	December 31, 2019
Accrued compensation and related expenses	$3,688	$2,152
Accrued professional fees	408	435
Accrued research and development expenses	10,936	8,196
Other	230	269
Total accrued expenses	$15,262	$11,052

4. Collaborative Research and Development Agreements
GlaxoSmithKline Collaboration
In March 2014, we entered into a Collaboration and Exclusive License Agreement (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GlaxoSmithKline (Tesaro and GlaxoSmithKline are hereinafter referred to, collectively, as “GSK”). Under the terms of the GSK Agreement, we agreed to perform certain discovery and early preclinical development of therapeutic antibodies with the goal of generating immunotherapy antibodies for subsequent preclinical, clinical, regulatory, and commercial development to be performed by GSK. Under the terms of the GSK Agreement, GSK paid an upfront license fee of $17.0 million in March 2014 and agreed to provide funding to us for research and development services related to antibody discovery programs for three specific targets. In November 2014, Amendment No. 1 to the GSK Agreement was agreed by both parties to add an antibody discovery program against an undisclosed fourth target for an upfront license fee of $2.0 million.
For each development program, we are eligible to receive milestone payments of up to $18.0 million if certain preclinical and clinical trial events are achieved by GSK, up to an additional $90.0 million if certain U.S. and European regulatory submissions and approvals in multiple indications are achieved, and up to an additional $165.0 million upon the achievement of specified levels of annual worldwide net sales. We will also be eligible to receive tiered single-digit royalties related to worldwide net sales of products developed under the collaboration. Unless earlier terminated by either party upon specified circumstances, the GSK Agreement will terminate, with respect to each specific developed product, upon the later of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent. Prior to the adoption of ASC 606, Revenue from Contracts with Customers, we determined that the upfront license fees and research funding under the GSK Agreement, as amended, should be accounted for as a single unit of accounting and that the upfront license fees should be deferred and recognized as revenue over the same period that the research and development services are performed. In February 2016, Amendment No. 2 to the GSK Agreement was agreed by both parties to define the effective dates of the development programs of the GSK Agreement. We determined that the research and development services would be extended through December 31, 2016. As a result, the period over which the unrecognized license fees and discovery milestones were recognized was extended through December 31, 2016 and have since been recognized in full.
We assessed these arrangements in accordance with ASC 606 and concluded that the contract counterparty, GSK, is a customer. We identified the following material promises under the GSK Agreement: (1) the licenses under certain patent rights relating to six discovery programs (four targets) and transfer of certain development and regulatory information, (2) research and development (“R&D”) services, and (3) joint steering committee meetings. We considered the research and discovery capabilities of GSK for these specific programs, GSK’s inability to sub-license, and the fact that the discovery and optimization of these antibodies is proprietary and could not, at the time of contract inception, be provided by other vendors, to conclude that the license does not have stand-alone functionality and is therefore not distinct. Additionally, we determined that the joint steering committee participation would not have been provided without the R&D services and license agreement. Based on these assessments, we identified all services to be interrelated and therefore concluded that the promises should be combined into a single performance obligation at the inception of the arrangement.
On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “Amendment”) was agreed to by both parties to permit GSK to conduct development and commercialization of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor, which has received US approval for the maintenance treatment of adult patients with advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to first-line platinum-based chemotherapy, and is under development for additional cancer indications. In addition, under the Amendment, we were granted increased royalties upon sales of dostarlimab, an anti-PD-1 antagonist antibody under development by GSK for multiple oncological disorders. The Amendment also provided for a one-time, non-refundable cash payment of $60.0 million that we received and recognized as revenue in the fourth quarter of 2020. GSK also agreed, starting January 1, 2021, to pay us a 1% royalty on all GSK Net Sales of Zejula. The $1.1 billion in cash milestone payments due under the GSK Agreement remain unchanged. Additionally, under the terms of the Amendment, GSK has agreed to certain diligence commitments with respect to the future development of dostarlimab, and the parties have agreed to review such commitments under regular joint review committee meetings going forward.
We assessed this Amendment in accordance with ASC 606 and concluded the Amendment was a contract modification to the GSK Agreement. Based on our assessment, we identified the terms of the Amendment to be interrelated to the GSK Agreement’s single performance obligation, noting completion and delivery of terms under the Amendment were satisfied by both parties with the execution of the Amendment.
    As of December 31, 2020, the transaction price for the GSK Agreement and Amendment includes the upfront payment, research reimbursement revenue, one-time payment associated to Amendment No. 3, and milestones earned to date, which are allocated in their entirety to the single performance obligation. We earned and recognized two clinical milestones for $15.0 million during the year ended December 31, 2020. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones recognized through December 31, 2020 under the GSK Agreement are as follows:

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
We recognized $75.0 million in revenue under this agreement during the year ended December 31, 2020, of which $60.0 million is related to terms under Amendment No. 3 to the GSK Agreement that were satisfied and $15.0 million in milestone revenue related to two milestones. We recognized $8.0 million during the year ended December 31, 2019 related to two milestones. We recognized $5.0 million during the year ended December 31, 2018 related to one milestone.
Antibody Generation Agreement with Bristol-Myers Squibb
In December 2011, we entered into a license and collaboration agreement (the “BMS Agreement”) with Celgene, now a part of Bristol-Myers Squibb (Celgene and Bristol-Myers Squibb are hereinafter referred to, collectively, as “BMS”), to develop therapeutic antibodies against multiple targets. We granted BMS the option to obtain worldwide commercial rights to antibodies generated against each of the targets under the agreement, which option was triggered on a target-by-target basis by our delivery of antibodies meeting certain pre-specified parameters pertaining to each target under the agreement.
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
As of December 31, 2020, the transaction price of the BMS Agreement includes the upfront payment, success fees, expense reimbursement, and milestones earned to date, which are allocated in their entirety to the single performance obligation. None of the future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors, including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials and BMS’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to BMS and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Milestones achieved through December 31, 2020 under the BMS Agreement are as follows:

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
There was no revenue recognized under this agreement during the years ended December 31, 2020, 2019, and 2018.
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2020
Money market funds(1)	$188,297	$188,297	$—	$—
Mutual funds(1)	57,153	57,153	—	—
U.S. Treasury securities(2)	107,697	107,697	—	—
Certificates of deposit(2)	2,436	—	2,436	—
Agency securities(2)	21,169	—	21,169	—
Commercial and corporate obligations(2)	29,441	—	29,441	—
At December 31, 2019
Money market funds(1)	$162,928	$162,928	$—	$—
Mutual funds(1)	7,619	7,619	—	—
U.S. Treasury securities(2)	96,434	96,434	—	—
Certificates of deposit(2)	5,428	—	5,428	—
Agency securities(2)	33,623	—	33,623	—
Commercial and corporate obligations(2)	122,030	—	122,030	—
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
Fair Value of Other Financial Instruments
The fair value of our other financial instruments estimated as of December 31, 2020 and December 31, 2019 are presented below:

	December 31, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$—	$—	$1,375	$1,365
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

Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of December 31, 2020 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$21,169	$1	$(1)	$21,169
Certificates of deposit(2)	2,427	9	—	2,436
Commercial and corporate obligations(3)	29,414	28	(1)	29,441
US Treasury securities(4)	107,530	170	(3)	107,697
Total available-for-sale investments	$160,540	$208	$(5)	$160,743
(1)     Of our outstanding agency securities, $10.0 million have maturity dates of less than one year and $11.2 million have a maturity date of between one to two years as of December 31, 2020.
(2)     Of our outstanding certificates of deposit, $1.1 million have a maturity date of less than one year and $1.3 million have a maturity date of between one to two years as of December 31, 2020.
(3)     Of our outstanding commercial and corporate obligations, $29.4 million have maturity dates of less than one year and     $0.0 million have a maturity date of between one to two years as of December 31, 2020.
(4)     Of our outstanding U.S. Treasury securities, $102.7 million have maturity dates of less than one year and $5.0 million have a maturity date of between one to two years as of December 31, 2020.
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
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2020
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$4,999	$(1)	$—	$—	$4,999	$(1)
Commercial and corporate obligations	6,503	(1)	2,399	—	8,902	(1)
US Treasury Securities	35,211	(3)	—	—	35,211	(3)
Total	$46,713	$(5)	$2,399	$—	$49,112	$(5)

	December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial and corporate obligations	$5,986	$(4)	$—	$—	$5,986	$(4)
US Treasury Securities	17,608	(2)	—	—	17,608	(2)
Total	$23,594	$(6)	$—	$—	$23,594	$(6)
As of December 31, 2020 and 2019, unrealized losses on available-for-sale investments were not material, and accordingly, no allowance for credit losses were recorded.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 27,355,575 shares were issued and outstanding as of December 31, 2020. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at December 31, 2020 are as follows:

Issued and Outstanding:
Stock options	2,920,700
Shares Reserved For:
2017 Equity Incentive Plan	2,986,101
2017 Employee Stock Purchase Plan	997,682
Total	6,904,483
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
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one-year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the year ended December 31, 2020 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	3,039,880	$29.40
Granted	539,825	$19.13
Exercises	(100,493)	$4.94
Forfeitures and cancellations	(558,512)	$38.13
Outstanding at December 31, 2020	2,920,700	$26.67	7.29	$17,434
Exercisable at December 31, 2020	1,606,744	$26.56	5.93	$12,326
Total cash received from the exercise of stock options was approximately $0.5 million during the year ended December 31, 2020.
Stock-Based Compensation Expense
The estimated fair values of stock option awards granted to employees were determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.5%	2.0%	2.7%
Expected volatility	90.2%	77.98%	67.7%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.25	6.25	6.25
Weighted average grant date fair value per share	$14.51	$21.99	$61.41
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

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Research and development	$4,122	$5,564	$3,371
General and administrative	7,377	6,847	6,590
Total	$11,499	$12,411	$9,961
At December 31, 2020, there was $22.9 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.92 years.
9. Australia Research and Development Tax Incentive
Our Australian subsidiary, which conducts core research and development activities on our behalf, was eligible to receive a 43.5% refundable tax incentive for qualified research and development activities during fiscal years 2019 and 2018. We were no longer eligible to receive the refundable tax incentive during fiscal year ending 2020. For the years ended December 31, 2019 and 2018, $0.0 million and $0.1 million, respectively, were recorded as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss. We received approximately $0.0 million and $0.2 million in cash during the years ended December 31, 2020 and 2019, respectively, related to the tax incentive. As of December 31, 2020, we had no remaining tax incentive receivable from the Australian government.
10. Employee Benefit Plan
We have a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. During 2020 and 2019, we elected to match 50% of an employee’s contributions up to 6% of the employees’ eligible salary with a maximum annual match limit of $6,000. For the years ended December 31, 2020, and 2019, we incurred approximately $0.5 million and $0.3 million, respectively of costs related to the 401(k) plan. There were no employer contributions to the plan during the year ended December 31, 2018.
11. Commitments and Contingencies
Operating Leases
On November 11, 2020, we entered into an agreement to terminate our sublease (the “Sublease Termination”) with Trex Enterprises Corporation, with respect to facilities in the building at 10455 Pacific Center Court in San Diego, California (the “10455 Building”). The terms of the original sublease with Trex provided for a November 12, 2021 lease expiration. Under the Sublease Termination, we agreed to terminate the sublease agreement on December 15, 2020 with no associated penalty. We recorded a non-cash gain of approximately $0.1 million as other income (expense), in connection with the write-off of the lease liability and corresponding ROU asset. As of December 31, 2020, there was no lease liability and corresponding ROU asset related to the 10455 Building Lease.
As of December 31, 2020, we still maintain the non-cancellable office lease for our facilities at 10421 Pacific Center Court in San Diego, California, which expires on August 31, 2021. Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 8.59%.

Our balance sheet includes our ROU assets and lease liabilities as follows (in thousands):

Leases	Classification on the Balance Sheet	December 31, 2020	December 31, 2019
Operating ROU assets	Other long-term assets	$344	$1,402
Operating lease liabilities	Other current liabilities	342	871
Operating lease liabilities	Other long-term liabilities	—	654
The following costs are included in our cash flow statement (in thousands):

Leases	Classification on the Cash Flow	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	Operating	$865	$879
Cash paid for amounts included in the measurement of lease liabilities	Operating	938	937
Rent expense was $0.7 million during the year ended December 31, 2018 under ASC 840.
At December 31, 2020, the future minimum annual obligations under non-cancellable operating lease commitments in excess of one year are as follows:

Years Ending December 31, (in thousands)
2021	$352
2022	—
2023	—
2024	—
2025	—
Thereafter	—
Total minimum payments required	$352
Less: Imputed interest	(10)
Present value of lease liabilities	$342
On May 4, 2020, we entered into a lease agreement (the “Lease Agreement”) with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121. Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 1, 2021 or at the completion of leasehold improvements. The Lease liability and corresponding ROU asset will be recorded at lease commencement date, which we anticipate to be April 1, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The monthly base rent will be $4.20 per rentable square foot and will be increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. As of December 31, 2020, we have recorded $0.2 million in prepaid rent and $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.
At December 31, 2020, the future minimum annual obligations for the Lease Agreement in excess of one year are as follows (in thousands):

Years Ending December 31,
2021	$568
2022	2,328
2023	2,397
2024	2,469
2025	2,543
Thereafter	15,420
Total minimum payments required	$25,725
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
Total expense incurred under all collaborative licensing agreements for upfront, milestone and royalty payments were $0.2 million, $0.5 million and $0.3 million during the years ended December 31, 2020, 2019 and 2018, respectively. Total cash paid under these agreements was $0.3 million, $0.1 million, and $0.2 million during the years ended December 31, 2020, 2019, and 2018, respectively.
Future minimum annual obligations under all such license agreements will be $0.2 million in aggregate during 2021, and thereafter. These obligations are payable through ten years from the first commercial sale, if any, or expiration of the last patent to expire, the dates of which are not determinable at this time.
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
 Letter of Credit
At December 31, 2020 and 2019, we were contingently liable for a standby letter of credit issued by a commercial bank for $60,000 for security on our lease. A restricted cash account with these amounts was held as cash collateral for the letter of credit.
Litigation
On March 25, 2020, a putative securities class action was filed in the United States District Court for the Southern District of California naming the Company and certain of its current or former officers as defendants. The complaint purports to assert claims under Section 10(b) of the Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our common stock between October 10, 2017 and November 7, 2019 (the “Class Period”). An amended complaint was filed on September 30, 2020 alleging that, during the Class Period, the defendants made material misrepresentations or omissions regarding our etokimab product candidate that artificially inflated our stock price. The plaintiff seeks, among other things, damages in an unspecified amount, as well as costs and expenses. We believe that the plaintiff’s allegations are without merit and intend to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, we are unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters. On September 1, 2020, a related shareholder derivative complaint was filed based on allegations substantially similar to those in the class action, and asserting claims against current or former officers and directors for contribution under Sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty, unjust enrichment and corporate waste. On January 28, 2021, this derivative action was voluntarily dismissed without prejudice.
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

12. Income Taxes
The components of loss before income tax benefit consist of the following:

	Year Ended December 31,
(in thousands)	2020	2019	2018
U.S.	$(19,832)	$(97,187)	$(61,193)
Foreign	(99)	(301)	(655)
Consolidated net loss before income taxes	$(19,931)	$(97,488)	$(61,848)

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2020	2019
Deferred Tax Assets:
Net operating loss carryforwards	$57,772	$55,722
Research and development credits	17,614	14,244
Equity compensation	5,329	4,067
Other, net	769	799
Total deferred tax assets	81,484	74,832
Deferred Tax Liabilities:
Fixed assets	(150)	(349)
Total deferred tax liabilities	(150)	(349)
Net deferred tax assets	81,334	74,483
Less: valuation allowance	(81,334)	(74,483)
Deferred tax assets, net of valuation allowance	$—	$—

We have recorded a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. Management has determined it more likely than not that the deferred tax assets are not realizable due to our historical loss position.
At December 31, 2020, we had federal and state net operating loss carryforwards, or NOLs, of $248.4 million and $64.2 million, respectively. The federal and state NOLs generated prior to 2018 will both begin to expire in 2028, unless previously utilized. The federal NOL includes $188.4 million of net operating losses generated in 2018 and after. Federal net operating losses generated in 2018 and after carryover indefinitely and may generally be used to offset up to 80% of future taxable income. At December 31, 2020, we had federal and California research tax credit carryforwards of approximately $14.3 million and $8.9 million, respectively. The federal research tax credit carryforwards will begin to expire in 2026 and the California state credits carryforward indefinitely. We also have foreign tax losses of $3.4 million, which will carry forward indefinitely, subject to a continuity of ownership test.
The above NOL carryforward and the federal and state research tax credit carryforwards may be subject to an annual limitation under section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions if we experience one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. In September 2015, we completed a Section 382 analysis through December 31, 2014 and determined that there was an ownership change in 2007 that may limit the utilization of approximately $5.3 million and $5.4 million in federal and state NOLs, respectively, and $0.2 million in both federal and state research tax credits. We extended the analysis period of the study through December 31, 2018, noting an ownership change in 2017 which may limit the use of our net operating losses. Our use of federal NOL carryforward could be limited further by the provisions of Section 382 of the U.S. Internal Revenue Code of 1986, as amended, depending upon the timing and amount of additional equity securities that we have issued or will issue. State NOL carryforwards may be similarly limited. If a change in ownership were to have occurred, NOL and tax credits carryforwards could be eliminated or restricted. If eliminated the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by ownership changes, if any, will not impact our effective tax rate.

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Expected income tax benefit at federal statutory tax rate	$(4,186)	$(20,473)	$(12,988)
State income taxes, net of federal benefit	(21)	(377)	(166)
Permanent items	18	34	17
Equity compensation (1)	871	(1,122)	(6,693)
Research and development expenditure	—	—	63
Refundable AMT credit	—	—	(139)
Return to provision adjustment	(11)	(661)	60
Rate differential	40	(53)	155
Research credits	(3,389)	(4,405)	(4,393)
Change in the valuation allowance	6,678	26,905	23,892
Income tax benefit	$—	$(152)	$(192)
 (1) Includes non-deductible stock-based compensation and excess tax benefits from stock-based compensation. During 2020, our tax provision includes $0.0 of excess tax benefits associated with the exercise of non-qualified stock options and $0.2 associated with the disqualifying dispositions of incentive stock options. During 2019, our tax provision includes $1.1 million of excess tax benefits associated with the exercise of non-qualified stock options and $0.3 million associated with the disqualifying dispositions of incentive stock options. During 2018, our tax provision includes $4.9 million of excess tax benefits associated with the exercise of non-qualified stock options and $2.2 million associated with the disqualifying dispositions of incentive stock options.
We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. At December 31, 2020 and 2019, we had no unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate due to the valuation allowance against deferred tax assets. The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2020	2019
Balance at the beginning of the year	$3,146	$1,812
Increase related to prior year tax positions	—	168
Increase related to current year tax positions	898	1,166
Balance at the end of the year	$4,044	$3,146

If recognized, these amounts would not affect our effective tax rate, since they would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance. We do not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.
Our policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. At December 31, 2020 and 2019, there were no interest or penalties on uncertain tax benefits.
We file income tax returns in the United States, California and Australia. Due to our losses incurred, we are essentially subject to income tax examination by tax authorities from inception to date.

13. Subsequent Event
A second BLA submitted by GSK was accepted by the FDA during the first quarter of 2021 for dostarlimab in pan-deficient mismatch repair tumors (“PdMMRT”),” triggering a milestone payment to us of $10.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2020 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
This Annual Report on Form 10-K does not include an attestation report on internal control over financial reporting issued by our independent registered accounting firm. Our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer a smaller reporting company.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item is incorporated herein by reference to the sections titled “Information about our Executive Officers,” “Election of Class I Directors,” “Corporate Governance Standards and Director Independence” and “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2021 Annual Meeting of Shareholders, and such disclosure, if any, is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Election of Class I Directors,” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
Information required by this Item is incorporated herein by reference to the section titled “Ratification of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
3. Exhibits
EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	10-Q	001-37985	3.1	May 12, 2017
3.2	Restated Bylaws, as currently in effect.	S-1	333-206849	3.4	September 9, 2015
4.1	Form of Common Stock Certificate.	S-1	333-206849	4.1	December 23, 2015
4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated July 13, 2015, by and among the Registrant and certain of its stockholders.	S-1	333-206849	4.2	September 9, 2015
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37985	4.3	March 2, 2020
10.1*	Form of Indemnity Agreement.	S-1	333-206849	10.1	September 9, 2015
10.2*	Amended and Restated 2006 Equity Incentive Plan and forms of award agreements.	S-1	333-206849	10.2	January 17, 2017
10.3*	2017 Equity Incentive Plan, and forms of award agreements.	S-1	333-206849	10.3	January 17, 2017
10.4*	2017 Employee Stock Purchase Plan, and forms of award agreements.	S-1	333-206849	10.4	January 17, 2017
10.5*	Employment Agreement, effective as of January 1, 2012, by and between the Registrant and Hamza Suria, as amended.	10-K	001-37985	10.5	March 5, 2018
10.6	Office Lease, dated April 19, 2011, by and between the Registrant and Kilroy Realty, L.P., as amended.	S-1	333-206849	10.8	December 23, 2015
10.7	Antibody Generation Agreement, dated December 22, 2011, by and between the Registrant and Celgene Corporation, as modified.	S-1	333-206849	10.9	December 28, 2016
10.8+	Collaboration and Exclusive License Agreement, dated March 10, 2014, by and among the Registrant, TESARO, Inc. and TESARO Development, Ltd., as amended.	S-1	333-206849	10.10	May 10, 2016
10.9+	License Agreement, dated August 30, 2006, by and between the Registrant and Medical Research Council, as amended.	S-1	333-206849	10.12	September 9, 2015
10.10 +	Non-Exclusive Research and Commercial License Agreement, dated May 15, 2009, by and between the Registrant and Millipore Corporation.	S-1	333-206849	10.13	September 9, 2015

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11	Amendment No. 1 to Investor Rights.	10-Q	001-37985	4.1	November 8, 2018
10.12	Wateridge Lease Agreement.	10-Q	001-37985	10.16	May 6, 2020
10.13*	Amended and Restated Employment Agreement, effective July 15, 2020, by and between Registrant and Eric Loumeau	10-Q	001-37985	10.17	November 4, 2020
10.14*	Employment Agreement, effective July 15, 2020, by and between Registrant and Dennis Mulroy	10-Q	001-37985	10.18	November 4, 2020
10.15*	Employment Agreement, effective July 31, 2020, by and between Registrant and Paul Lizzul	10-Q	001-37985	10.19	November 4, 2020
10.16	Amendment No. 3 to the Collaboration and Exclusive License Agreement					X
10.17	Termination of Sublease					X
10.18	Confidential Settlement and Modification Agreement dated as of October 23, 2020					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of KPMG LLP, an independent registered public accounting firm.					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Report Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Date: February 25, 2021

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

Signature	Title	Date

/s/ Hamza Suria	President, Chief Executive Officer and Director
Hamza Suria	(Principal Executive Officer)	February 25, 2021

/s/ Dennis Mulroy	Chief Financial Officer
Dennis Mulroy	(Principal Accounting and Financial Officer)	February 25, 2021

/s/ Dennis Fenton	Director	February 25, 2021
Dennis Fenton, Ph.D.
/s/ Laura J. Hamill	Director	February 25, 2021
Laura J. Hamill
/s/ Magda Marquet	Director	February 25, 2021
Magda Marquet, Ph.D.
/s/ Hollings Renton	Director	February 25, 2021
Hollings Renton
/s/ John Schmid	Director	February 25, 2021
John Schmid
/s/ James N. Topper	Director	February 25, 2021
James N. Topper, M.D., Ph.D.
/s/ J. Anthony Ware	Director	February 25, 2021
J. Anthony Ware, M.D.