Form 10-Q
period 2021-03-31
ANAPTYSBIO, INC
filed 2021-05-04
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
10770 Wateridge Circle, Suite 210
San Diego, CA 92121
(Address of principal executive offices and zip code)
(858) 362-6295
(Registrant’s telephone number, including area code)

10421 Pacific Center Court, Suite 200
San Diego, CA 92121
(Former name, former address and former fiscal year, if changed since last report)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 30, 2021, there were 27,369,199 shares of the Registrant’s Common Stock outstanding.

AnaptysBio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value data)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$284,148	$250,456
Receivable from collaborative partners	1,247	—
Short-term investments	96,212	143,197
Prepaid expenses and other current assets	5,464	2,908
Restricted cash	60	—
Total current assets	387,131	396,561
Property and equipment, net	1,754	1,783
Long-term investments	7,056	17,546
Other long-term assets	477	602
Restricted cash	—	60
Total assets	$396,418	$416,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,452	$4,217
Accrued expenses	11,826	15,262
Other current liabilities	197	342
Total current liabilities	14,475	19,821
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 27,367 shares and 27,356 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	27	27
Additional paid in capital	664,147	660,665
Accumulated other comprehensive loss	(111)	(4)
Accumulated deficit	(282,120)	(263,957)
Total stockholders’ equity	381,943	396,731
Total liabilities and stockholders’ equity	$396,418	$416,552
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue	$11,247	$15,000
Operating expenses:
Research and development	24,185	20,968
General and administrative	5,423	4,285
Total operating expenses	29,608	25,253
Loss from operations	(18,361)	(10,253)
Other income, net:
Interest income	195	1,897
Other income, net	3	94
Total other income, net	198	1,991
Net loss	(18,163)	(8,262)
Unrealized (loss) income on available for sale securities	(107)	807
Comprehensive loss	$(18,270)	$(7,455)
Net loss per common share:
Basic and diluted	$(0.66)	$(0.30)
Weighted-average number of shares outstanding:
Basic and diluted	27,361	27,264
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	27,356	$27	$660,665	$(4)	$(263,957)	$396,731
Shares issued under employee stock plans	11	—	167	—	—	167
Stock-based compensation	—	—	3,315	—	—	3,315
Comprehensive loss, net	—	—	—	(107)	—	(107)
Net loss	—	—	—	—	(18,163)	(18,163)
Balance, March 31, 2021	27,367	$27	$664,147	$(111)	$(282,120)	$381,943
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

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,163)	$(8,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125	140
Stock-based compensation	3,315	2,975
Accretion/amortization of investments, net	167	(8)
Changes in operating assets and liabilities:
Receivable from collaborative partners	(1,247)	(5,000)
Prepaid expenses and other assets	(2,276)	233
Accounts payable and other liabilities	(5,125)	(5,190)
Net cash used in operating activities	(23,204)	(15,112)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investments	(6,238)	(74,013)
Sales and maturities of investments	63,284	84,851
Purchases of property and equipment	(317)	(87)
Net cash provided by investing activities	56,729	10,751
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, upon the exercise of stock options	167	36
Payments on notes payable	—	(1,375)
Net cash provided by (used in) financing activities	167	(1,339)
Net increase (decrease) in cash, cash equivalents, and restricted cash	33,692	(5,700)
Cash, cash equivalents and restricted cash, beginning of period	250,516	171,077
Cash, cash equivalents and restricted cash, end of period	$284,208	$165,377
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$4
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$58	$86
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Interim results are not necessarily indicative of results for a full year, particularly in light of the novel coronavirus (“COVID-19”) pandemic, and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions, including the issuance of stay-at-home orders and social distancing guidelines, which have resulted in some businesses suspending operations or experiencing a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business, and delay our development programs and regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Our future research and development expenses and general and administrative expenses may vary significantly if we experience an increased impact from the COVID-19 pandemic on the costs and timing associated with the conduct of our clinical trials and other related business activities, to date there has not been any material delays in clinical operations. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2020 included in our Annual Form 10-K.
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
•Steering Committee Meetings. The performance obligations under our collaboration and license agreements may also include our participation on steering committees, which allows us to direct the progression of our discovery programs. As these steering committees would not occur or benefit the customer without the use of our licenses, these are not considered distinct.
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
Royalty Revenue
We receive royalty revenue on sales by our partners of products covered by patents or contract rights that we own and net sales of their approved drugs, where we have concluded the license is the predominant item to which the royalties relate. We do not have future performance obligations under these license arrangements. We generally satisfy our obligation to grant intellectual property rights on the effective date of the contract. However, we apply the royalty recognition constraint required under the guidance for sales-based royalties which requires a sales-based royalty to be recorded when the underlying sale occurs. Therefore, royalties on sales of products commercialized by our partners are recognized in the quarter the product is sold. Our partners generally report sales information to us on a one quarter lag. Thus, we estimate the expected royalty proceeds based on an analysis of our partners’ historical experience including their publicly announced sales. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter.
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
The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
(in thousands)	2021	2020
Options to purchase common stock	3,445	3,021
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment, net
Property and equipment, net consist of the following:

(in thousands)	March 31, 2021	December 31, 2020
Laboratory equipment	$5,226	$5,225
Office furniture and equipment	976	976
Leasehold improvements	620	527
Property and equipment, gross	6,822	6,728
Less: accumulated depreciation and amortization	(5,068)	(4,945)
Total property and equipment, net	$1,754	$1,783

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	March 31, 2021	December 31, 2020
Accrued compensation and related expenses	$2,019	$3,688
Accrued professional fees	638	408
Accrued research, development and manufacturing expenses	8,976	10,936
Other	193	230
Total accrued expenses	$11,826	$15,262
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

On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “Amendment”) was agreed to by both parties to permit GSK to conduct development and commercialization of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor, which has received U.S. approval for the maintenance treatment of adult patients with advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to first-line platinum-based chemotherapy, and is under development for additional cancer indications. In addition, under the Amendment, we were granted increased royalties upon sales of JEMPERLI (dostarlimab), an anti-PD-1 antagonist antibody under development by GSK for multiple oncological disorders. The Amendment also provided for a one-time, non-refundable cash payment of $60.0 million that we received and recognized as revenue in the fourth quarter of 2020. GSK also agreed, starting January 1, 2021, to pay us a 1% royalty on all GSK net sales of Zejula. The $1.1 billion in cash milestone payments due under the GSK Agreement remain unchanged. Additionally, under the terms of the Amendment, GSK has agreed to certain diligence commitments with respect to the future development of JEMPERLI, and the parties have agreed to review such commitments under regular joint review committee meetings going forward.
We assessed this Amendment in accordance with ASC 606 and concluded the Amendment was a contract modification to the GSK Agreement. Based on our assessment, we identified the terms of the Amendment to be interrelated to the GSK Agreement’s single performance obligation, noting completion and delivery of terms under the Amendment were satisfied by both parties with the execution of the Amendment.
As of March 31, 2021, the transaction price for the GSK Agreement and Amendment includes the upfront payment, research reimbursement revenue, one-time payment associated with the Amendment, and milestones earned to date, which are allocated in their entirety to the single performance obligation.
We earned and recognized $1.2 million in royalty revenue during the three months ended March 31, 2021 related to GSK net sales of Zejula during the period based on estimates of GSK’s sales historical experience. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter.
We earned and recognized one clinical milestone for $10.0 million during the three months ended March 31, 2021. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones recognized through March 31, 2021 under the GSK Agreement are as follows:

	Anti-PD-1 (JEMPERLI/Dostarlimab)		Anti-TIM-3 (GSK4069889A/Cobolimab)		Anti-LAG-3 (GSK40974386)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15	$1.0M	Q3'16
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16	$4.0M	Q2'17
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17	$3.0M	Q4'19
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	—	—	—	—
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	—	—	—	—
Filing of the first BLA - first indication	$10.0M	Q1'20	—	—	—	—
Filing of the first MAA - first indication	$5.0M	Q1'20	—	—	—	—
Filing of the first BLA - second indication	$10.0M	Q1'21	—	—	—	—
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
We recognized $11.2 million and $15.0 million in revenue under the GSK Agreement during the three months ended March 31, 2021 and 2020, respectively.
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
As of March 31, 2021, the transaction price of the BMS Agreement includes the upfront payment, success fees, expense reimbursement, and milestones earned to date, which are allocated in their entirety to the single performance obligation. None of the future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors, including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials and BMS’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to BMS and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones achieved through March 31, 2021 under the BMS Agreement are as follows:

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
There was no revenue recognized under this agreement during the three months ended March 31, 2021 and 2020.
5. Fair Value Measurements and Available for Sale Investments
Fair Value Measurements

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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2021
Money market funds(1)	$267,463	$267,463	$—	$—
Mutual funds(1)	18,928	18,928	—	—
U.S. Treasury securities(2)	74,027	74,027	—	—
Certificates of deposit(2)	2,067	—	2,067	—
Agency securities(2)	11,164	—	11,164	—
Commercial and corporate obligations(2)	16,010	—	16,010	—
At December 31, 2020
Money market funds(1)	$188,297	$188,297	$—	$—
Mutual funds(1)	57,153	57,153	—	—
U.S. Treasury securities(2)	107,697	107,697	—	—
Certificates of deposit(2)	2,436	—	2,436	—
Agency securities(2)	21,169	—	21,169	—
Commercial and corporate obligations(2)	29,441	—	29,441	—
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
Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of March 31, 2021 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$11,167	$—	$(3)	$11,164
Certificates of deposit(2)	2,063	4	—	2,067
Commercial and corporate obligations(3)	16,008	4	(2)	16,010
U.S. Treasury securities(4)	73,935	92	—	74,027
Total available-for-sale investments	$103,173	$100	$(5)	$103,268
(1)    Of our outstanding agency securities, $5.0 million have maturity dates of less than one year and $6.2 million have a maturity date of between one to two years as of March 31, 2021.
(2)    Of our outstanding certificates of deposit, $1.2 million have maturity dates of less than one year and $0.9 million have a maturity date of between one to two years as of March 31, 2021.
(3)    All of our outstanding commercial and corporate obligations have maturity dates of less than one year as of March 31, 2021.
(4)    All of our outstanding U.S. Treasury securities have maturity dates of less than one year as of March 31, 2021.
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
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 31, 2021
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$6,163	$(3)	$—	$—	$6,163	$(3)
Commercial and corporate obligations	4,777	(2)	—	—	4,777	(2)
Total	$10,940	$(5)	$—	$—	$10,940	$(5)

	December 31, 2020
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$4,999	$(1)	$—	$—	$4,999	$(1)
Commercial and corporate obligations	6,503	(1)	2,399	—	8,902	(1)
US Treasury Securities	35,211	(3)	—	—	35,211	(3)
Total	$46,713	$(5)	$2,399	$—	$49,112	$(5)
As of March 31, 2021 and 2020, unrealized losses on available-for-sale investments were not material, and accordingly, no allowance for credit losses were recorded.
6. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 27,367,355 shares were issued and outstanding as of March 31, 2021. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at March 31, 2021 are as follows:

Issued and Outstanding:
Stock options	3,824,494
Shares Reserved For:
2017 Equity Incentive Plan	3,164,750
2017 Employee Stock Purchase Plan	1,271,237
Total	8,260,481
7. Equity Incentive Plans
2017 Equity Incentive Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017 and replaced our existing 2006 Equity Incentive Plan. Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan will be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The 2017 Plan automatically increased by 1,094,223 shares as of January 1, 2021.

Employee Stock Purchase Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan or the ESPP. The ESPP became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017. In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The ESPP automatically increased by 273,555 shares as of January 1, 2021.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the three months ended March 31, 2021 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	2,920,700	$26.67
Granted	1,011,724	$29.63
Exercises	(11,780)	$14.20
Forfeitures and cancellations	(96,150)	$27.24
Outstanding at March 31, 2021	3,824,494	$27.48	7.67	$17,205
Exercisable at March 31, 2021	1,715,491	$26.91	5.70	$12,760
Stock-Based Compensation Expense
We recognize stock-based compensation expense for awards issued to employees and non-employees over the requisite service period based on the estimated grant-date fair value of such awards. We record the expense for stock-based compensation awards subject to performance-based milestone vesting over the requisite service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. The estimated fair values of stock option awards granted to employees were determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.7%	1.7%
Expected volatility	93.0%	92.0%
Expected dividend yield	—%	—%
Expected term (in years)	6.18	6.25
Weighted-average grant date fair value per share	$22.47	$11.25
We determine the appropriate risk-free interest rate, expected term for employee stock-based awards, contractual term for non-employee stock-based awards, and volatility assumptions. The weighted-average expected option term for employee and non-employee stock-based awards reflects the application of the simplified method, which defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Estimated volatility for 2021 incorporates the historical volatility of our stock price, and volatility for 2020 incorporates our stock price as well as similar entities whose share prices are publicly available. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected or contractual term of the stock-based payment awards. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Research and development	$1,194	$1,146
General and administrative	2,121	1,829
Total	$3,315	$2,975

At March 31, 2021, there was $40.6 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.91 years.
8. Commitments and Contingencies
Operating Leases
On November 11, 2020, we entered into an agreement to terminate our sublease (the “Sublease Termination”) with Trex Enterprises Corporation, with respect to facilities in the building at 10455 Pacific Center Court in San Diego, California (the “10455 Building”). The terms of the original sublease with Trex provided for a November 12, 2021 lease expiration. Under the Sublease Termination, we agreed to terminate the sublease agreement on December 15, 2020 with no associated penalty. We recorded a non-cash gain of approximately $0.1 million as other income, in connection with the write-off of the lease liability and corresponding ROU asset. As of March 31, 2021, there was no lease liability and corresponding ROU asset related to the 10455 Building Lease.
As of March 31, 2021, we maintain the non-cancellable office lease for our facilities at 10421 Pacific Center Court in San Diego, California, which expires on August 31, 2021. Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 8.59%.
Our balance sheet includes our ROU assets and lease liabilities for the non-cancellable office lease as follows (in thousands):

Leases	Classification on the Balance Sheet	March 31, 2021	December 31, 2020
Operating ROU assets	Other long-term assets	$218	$344
Operating lease liabilities	Other current liabilities	197	342
The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Three Months Ended March 31,
Leases	Classification on the Cash Flow	2021	2020
Operating lease cost	Operating	$133	$220
Cash paid for amounts included in the measurement of lease liabilities	Operating	151	239

At March 31, 2021, the future minimum annual obligations for the non-cancellable office lease are as follows (in thousands):

Years Ending December 31,
2021	$201
2022	—
2023	—
2024	—
2025	—
Thereafter	—
Total minimum payments required	201
Less imputed interest	(4)
Total	$197
On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The monthly base rent will be $4.20 per rentable square foot and will be increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. As of March 31, 2021, we have recorded $0.3 million in prepaid rent and $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.
At March 31, 2021, the future minimum annual obligations for the Lease Agreement in excess of one year are as follows (in thousands):

Years Ending December 31,
2021	$568
2022	2,328
2023	2,397
2024	2,469
2025	2,543
Thereafter	15,420
Total minimum payments required	$25,725

Shareholder Lawsuit
On March 25, 2020, a putative securities class action was filed in the United States District Court for the Southern District of California naming the Company and certain of its current or former officers as defendants. The complaint purports to assert claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our common stock between October 10, 2017 and November 7, 2019 (the “Class Period”). An amended complaint was filed on September 30, 2020 alleging that, during the Class Period, the defendants made material misrepresentations or omissions regarding our etokimab product candidate that artificially inflated our stock price. The plaintiff seeks, among other things, damages in an unspecified amount, as well as costs and expenses. We believe that the plaintiff’s allegations are without merit and intend to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, we are unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters. On September 1, 2020, a related shareholder derivative complaint was filed in the same Court based on allegations substantially similar to those in the class action, and asserting claims against current or former officers and directors for contribution under Sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty, unjust enrichment and corporate waste. On January 28, 2021, this derivative action was voluntarily dismissed without prejudice. On May 3, 2021, another shareholder derivative complaint was filed in the same Court based on allegations substantially similar to those in the class action, and purporting to assert claims on the Company’s behalf against current or former officers and directors for alleged violation of Sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment, waste of corporate assets and insider selling.
9. Subsequent Events
Milestone Revenue
A Biologics License Application (“BLA”) for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called JEMPERLI, was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (“dMMREC”). This is the first AnaptysBio-generated antibody, of eight currently under clinical development, to obtain FDA approval. We earned a $20.0 million milestone payment as a result of this FDA approval. In addition, in April 2021 the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for JEMPERLI for use in women with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen, which approval makes JEMPERLI the first anti-PD-1 therapy available for endometrial cancer in Europe. We earned a $10.0 million milestone payment as a result of this approval.
Leases
On April 5, 2021, the leasehold improvements were completed for the Lease Agreement and we took possession of the premises, see Note 8.

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
•our plans to develop and commercialize antibodies, including our lead product candidate: imsidolimab for patients with generalized pustular psoriasis (“GPP”), skin toxicities associated with treatments with inhibitors of epidermal growth factor, ichthyosis, hidradenitis suppurativa, and acne;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the three months ended March 31, 2021, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements.”
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
Imsidolimab, our IL-36R antibody previously referred to as ANB019, inhibits the interleukin-36 receptor (“IL-36R”), and is being developed for the treatment of multiple dermatological inflammatory diseases. We completed a Phase 1 clinical trial in healthy volunteers, which was presented at the European Academy of Allergy and Clinical Immunology in 2018, where imsidolimab was well-tolerated by all subjects, no dose-limiting toxicities were observed, and no serious adverse events were reported among any subjects in the clinical trial. In July 2020, the U.S. Food and Drug Administration (the “FDA”) granted Orphan Drug Designation for imsidolimab for the treatment of patients with GPP. We are conducting an open-label, multi-dose, single-arm Phase 2 clinical trial of imsidolimab in 8 GPP patients, also referred to as the GALLOP clinical trial, where we announced positive topline data in October 2020. Six of 8 (75%) patients treated with imsidolimab monotherapy achieved the primary endpoint of improvement in the clinical global impression scale (“CGI”) on Day 29. Two of 8 (25%) patients were considered to have not met the primary endpoint because they dropped out of the clinical trial prior to Day 29. The modified Japanese Dermatology Association Severity Index (“mJDA-SI”) score, which incorporates both dermatological and systemic aspects of GPP, decreased on average by 29% on Day 8 and 54% on Day 29. Erythema with skin pustules, which clinically defines GPP, decreased by 60% on Day 8 and 94% on Day 29. Serum c-reactive protein (“CRP”), which is an indicator of systemic inflammation, was normal (less than 5 mg/L) for 5 of the 6 patients achieving the primary endpoint on Day 29. Genotypic testing indicated homozygous wild-type IL-36RN, CARD14 and AP1S3 alleles for all tested patients. We believe this suggests that imsidolimab may be broadly applicable to pustular diseases irrespective of genetic drivers. Anti-drug antibodies were not detected as of Day 29 in any patient. Imsidolimab was generally well-tolerated, and most treatment-emergent adverse events were mild to moderate in severity and resolved without sequelae. No infusion or injection site reactions were observed. One patient dropped out of the clinical trial due to a diagnosis of Staphylococcal aureus bacteremia in the first week, which was a serious adverse event deemed to be possibly drug-related. Because the patient was symptomatic prior to dosing and had a prior medical history of bacteremia, a common comorbidity of GPP, we do not believe this event is likely attributable to imsidolimab. Another patient dropped out of the study on Day 22 due to investigator reported inadequate efficacy. One patient contracted COVID-19 during the course of the clinical trial, which was mild, unrelated to imsidolimab, and did not lead to study discontinuation. Data from the first two patients to have completed the Day 113 treatment period under this clinical trial, which we announced in September 2019, indicated sustained efficacy in these two patients through Day 113. We plan to report full data from the GALLOP clinical trial at a medical conference in 2021. While initial GPP epidemiology studies suggested at least 3,000 GPP patients in the United States, medical claims analyses conducted by IQVIA indicate approximately 37,000 unique patients were diagnosed with GPP at least once, and approximately 15,000 unique patients were diagnosed with GPP at least twice, by a physician between 2017 and 2019 using the International Classification of Diseases 10th Revision (ICD-10) billing code pertaining to GPP (L40.1). We have most recently met with the FDA during the second quarter of 2021 for an end-of-Phase 2 meeting to review an orphan disease registration plan for imsidolimab for the treatment of GPP and anticipate announcing key aspects of our Phase 3 trial design upon its initiation in mid-2021. We have initiated a global registry of GPP patients, also referred to as the RADIANCE study, which we anticipate will improve understanding of the patient journey and assist in enrollment of future GPP clinical trials.
We have also conducted a randomized, double-blind, placebo-controlled 59-patient multi-dose clinical trial of imsidolimab in PPP, also referred to as the POPLAR clinical trial, where top-line data was announced in March 2021. This trial failed to meet the primary endpoint, as least-squares mean difference (LSMD) PPPASI improvement at week 16 (Day 113) was 6.1 for imsidolimab-treated patients and 6.3 for placebo-treated patients relative to their respective baselines, a p-value of 0.93 for the difference between the groups. Twenty-four patients completed the week 16 primary endpoint analysis in each arm of the trial. Imsidolimab-treated patients had a mean PPPASI change from baseline of 5.78 or 38% improvement, while placebo-treated patients improved by 6.78 or 33% improvement, each relative to baseline. Percent PPPASI improvement versus baseline was numerically greater for imsidolimab-treated patients relative to placebo-treated patients at each study time point (Days 3, 8, 15, 22, 29, 43, 57, 71, 85 and 113), ranging from approximately 3% to 19%. Nine (38%) patients achieved fifty percent PPPASI improvement (PPPASI50) and 4 (17%) patients achieved seventy five percent PPPASI improvement (PPPASI75) in the imsidolimab arm at week 16, while 12 (50%) and 3 (13%) achieved these responder thresholds in the placebo arm, respectively. Five (21%) imsidolimab-treated patients achieved a PPPIGA score of zero (clear) or 1 (almost clear) at week 16 relative to 3 (13%) placebo-dosed patients. While we continue to review secondary endpoints to further understand the activity of imsidolimab in various PPP patient subsets, we do not currently plan to pursue further clinical development of imsidolimab in PPP.
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
We have also initiated clinical development of imsidolimab in ichthyosis, which is a family of rare, inherited, dermatological disorders characterized by dry, scaling and thickened skin. Recent human translational studies have suggested that the underlying skin inflammation responsible for ichthyosis is mediated by dysregulated IL-36 signaling, and we believe that imsidolimab treatment may be efficacious in treatment of this condition. Approximately 6,000 patients in the United States are affected with moderate-to-severe levels of ichthyosis, and no approved therapies are available for this disease. We have initiated a Phase 2 clinical trial, called INSPIRE, of imsidolimab in patients with certain baseline severity of ichthyosis, where 24 patients are randomized 2:1 between imsidolimab and placebo arms, and we anticipate interim top-line data in 2022.
We have also initiated clinical development of imsidolimab in hidradenitis suppurativa, also known as acne inversa, which is a chronic inflammatory skin disease characterized by painful nodules in intertriginous areas that can progress to abscesses, sinus tracks and scarring. Current treatment options for hidradenitis suppurativa, including antibiotics, corticosteroids and anti-TNF therapy, have variable efficacy in moderate-to-severe patients, which often leads to surgery for removal of hidradenitis suppurativa nodules. Human translational studies have demonstrated elevated IL-36 cytokine expression in hidradenitis suppurativa skin biopsies, and we believe treatment of moderate-to-severe hidradenitis suppurativa with imsidolimab may lead to therapeutic benefit for this patient population. Moderate-to-severe hidradenitis suppurativa affects approximately 150,000 adults in the United States. We have initiated a Phase 2 clinical trial of imsidolimab in hidradenitis suppurativa, called HARP, where 120 patients will be randomized equally between two dose levels of imsidolimab and placebo, and we anticipate top-line data during the second half of 2022.
We have also initiated clinical development of imsidolimab in acne, which is the most common skin disorder in the United States, with approximately 7 million patients diagnosed with moderate-to-severe disease. Moderate-to-severe acne typically presents with painful papules, pustules, nodules, cysts and scarring. A key contributing factor to the pathogenesis of acne is the immune response to p. acnes, which is associated with upregulated IL-36 cytokine activity, localized inflammation and neutrophil infiltration of the skin. Existing therapies, including isotretinoin and systemic antibiotics, provide variable efficacy for moderate-to-severe acne patients and have practical limitations to their use given potential for clinically meaningful side effects. We have initiated a Phase 2 clinical trial of imsidolimab, called ACORN, where 120 patients will be randomized equally between two dose levels of imsidolimab and placebo, for the treatment of moderate-to-severe acne, and we anticipate top-line data during the first half of 2022.
Our second wholly-owned program, ANB030, is an anti-PD-1 agonist antibody program designed to augment PD-1 signaling through ANB030 treatment to suppress T-cell driven human inflammatory diseases. Genetic mutations in the PD-1 pathway are known to be associated with increased susceptibility to human inflammatory diseases, and hence we believe that ANB030 is applicable to diseases where PD-1 checkpoint receptor function may be under-represented. We presented preclinical data for ANB030 at the Festival of Biologics Annual Meeting in March 2020, including translational data demonstrating in vitro activity of ANB030 in alopecia areata patient samples. We initiated a Phase 1 healthy volunteer clinical trial in the first half of 2020, which is designed to assess the safety, pharmacokinetics and pharmacodynamics of ANB030 in single and multiple ascending dose cohorts. We anticipate top-line safety, pharmacokinetic and receptor occupancy data from this Phase 1 clinical trial during the second half of 2021. We plan to initiate Phase 2 clinical trials of ANB030 in alopecia areata and vitiligo in the fourth quarter of 2021.
Our third wholly-owned program is an anti-BTLA modulator antibody, known as ANB032, which is broadly applicable to human inflammatory diseases associated with lymphoid and myeloid immune cell dysregulation. Mutations in the BTLA signaling pathway are associated with human inflammatory disease, and we believe ANB032 silences pro-inflammatory signaling by modulating BTLA binding to HVEM. We have initiated a healthy volunteer Phase 1 trial of ANB032 in the first quarter of 2021, under an Australian Clinical Trial Notification (“CTN”) and anticipate top-line data from this trial during the first half of 2022. We presented preclinical data regarding ANB032 at the 2020 Federation of Clinical Immunology Societies (FOCIS) Virtual Annual Meeting in October 2020.
In addition to our wholly-owned antibody programs, multiple Company-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. We have received to date approximately $174.6 million in cash receipts from collaborations. Our collaborations include an immuno-oncology-focused collaboration with GlaxoSmithKline, Inc. (“GSK”) and an inflammation-focused collaboration with Bristol-Myers Squibb (“BMS”). A Biologics License Application (“BLA”) for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called JEMPERLI (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (“dMMREC”). This is the first AnaptysBio-generated antibody, of eight currently under clinical development, to obtain FDA approval. We earned a $20.0 million milestone payment as a result of this FDA approval. In addition, in April 2021 the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for JEMPERLI for use in women with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen, which approval makes JEMPERLI the first anti-PD-1 therapy available for endometrial cancer in Europe. We earned a $10.0 million milestone payment as a result of this approval. A second BLA submitted by GSK was accepted by the FDA during the first quarter of 2021 for JEMPERLI in pan-deficient mismatch repair tumors (“PdMMRT”). We received a $10.0 million cash milestone payment upon the FDA acceptance of GSK’s second FDA BLA for JEMPERLI and anticipate an additional $20.0 million cash milestone payment upon FDA approval of this second FDA BLA of JEMPERLI during the second half of 2021. We anticipate an additional $15.0 million and $165.0 million in milestone payments upon achievement of certain JEMPERLI regulatory and commercial milestones, respectively. JEMPERLI is currently in clinical development for various solid tumor indications, including dMMREC, PdMMRT, colorectal cancer, ovarian cancer, non-small cell lung cancer, cervical cancer, rectal cancer, clear cell sarcoma and head-and-neck squamous cell carcinoma. In October 2020, we amended our GSK collaboration to increase royalties on global net sales of JEMPERLI to 8-25%, add a 1% royalty rate on GSK’s global net sales of Zejula and received a one-time cash payment of $60.0 million. For more information about these collaborations, see Note 4 — Collaborative Research and Development Agreements in the accompanying notes to the consolidated financial statements.

The following table summarizes certain key information about our wholly-owned and partnered product candidates:
COVID-19
In March 2020, the World Health Organization declared the coronavirus (“COVID-19”) to be a global pandemic. The full impact of the COVID-19 pandemic is inherently uncertain at the time of this Quarterly Report. The COVID-19 pandemic has resulted in travel restrictions and, in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses, and greater uncertainty in global financial markets. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world, and many governments have closed most public establishments, including restaurants, workplaces, and schools. Our ongoing clinical trials have been, and may continue to be, affected by the closure of offices, or country borders, among other measures being put in place around the world. The inability to travel and conduct face-to-face meetings can also make it more difficult to enroll new patients in ongoing or planned clinical trials, and for the FDA and other regulatory agencies to complete in-person inspections required prior to granting approval of product candidates. Any of these circumstances will potentially have a negative impact on our financial results, the timing of our clinical trials and the timing of any regulatory approvals.

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
Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through March 31, 2021, we have received $174.6 million in cash in non-dilutive funding from our collaborators.
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
We have completed Phase 1 clinical trials and have ongoing Phase 2 clinical trials for imsidolimab and an ongoing Phase 1 clinical trial for ANB030. We expect our research and development expenses to be higher for the foreseeable future as we continue to advance our product candidates into larger clinical trials.
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
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed with the SEC on February 25, 2021.
Results of Operations - Comparison of the Three Months Ended March 31, 2021 and 2020
Collaboration Revenue
Collaboration revenue consists of both milestone payments under the collaborations, and royalty payments. We recognized $10.0 million and $15.0 million in milestone revenue for the three months ended March 31, 2021 and 2020, respectively, related to milestone payments associated with JEMPERLI, the anti-PD-1 antagonist antibody partnered with GSK. For the first quarter of 2021, milestone revenue reflects $10.0 million for successful filing of the first BLA in a second indication for JEMPERLI. For the first quarter of 2020, milestone revenue reflects $10.0 million for successful filing of the first BLA in a first indication and $5.0 million for successful filing of the first MAA in a first indication. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Royalty revenue is a function of our partners' product sales and the applicable royalty rate. During the first quarter of 2021, we recognized $1.2 million related to the sale of GSK’s Zejula, which we estimated based on GSK’s historical sales.
Research and Development Expenses
Research and development expenses were $24.2 million during the three months ended March 31, 2021 compared to $21.0 million during the three months ended March 31, 2020 for an increase of $3.2 million, primarily due to a $2.4 million increase in clinical expenses, $1.2 million increase in salaries and related expenses, including stock compensation expense, and a $0.2 million increase in other research and development expenses, offset by a $0.6 million decrease in outside services for manufacturing expenses.
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

	Three Months Ended March 31,
(in thousands)	2021	2020	Increase/(Decrease)
External Costs
Imsidolimab	$12,266	$5,191	$7,075
ANB030	1,779	667	1,112
ANB032	755	1,841	(1,086)
Etokimab	565	7,921	(7,356)
Preclinical and other unallocated costs	2,952	764	2,188
Total External Costs	18,317	16,384	1,933
Internal Costs	5,868	4,584	1,284
Total Costs	$24,185	$20,968	$3,217
General and Administrative Expenses
General and administrative expenses were $5.4 million during the three months ended March 31, 2021 compared to $4.3 million during the three months ended March 31, 2020 for an increase of $1.1 million, primarily due to a $0.7 million increase in personnel costs including stock compensation expense, $0.2 million increase in legal expenses and $0.2 million increase in insurance expense.
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
Interest Income
Interest income was $0.2 million and $1.9 million during the three months ended March 31, 2021 and 2020, respectively, which primarily related to our short-term and long-term investments, the balance of which decreased during the periods as a result of funding our clinical trial programs. The decrease in interest income is also attributable to lower interest rates during the three months ended March 31, 2021 and a decrease in investment balances as of March 31, 2021.
Other Income, Net
Other income, net was income of less than $0.1 million and income of $0.1 million for the three months ended March 31, 2021 and 2020, respectively, primarily related to foreign exchange transactions through our Australian subsidiary and with our foreign CROs and CMOs.
Liquidity and Capital Resources
From our inception through March 31, 2021, we have received an aggregate of $814.2 million to fund our operations, which included $620.5 million from the sale of equity securities, $174.6 million from our collaboration agreements and $19.1 million from venture debt. As of March 31, 2021, we had $387.4 million in cash, cash equivalents and investments.
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

Specific to our collaboration agreement with GSK, JEMPERLI is currently in clinical development for various solid tumor indications. In April 2021, we became eligible to receive additional milestones from GSK, as outlined above, following the acceptance and approval of BLA and EMA filings of JEMPERLI for the PdMMRT indication. We anticipate an additional $15.0 million and $165.0 million in milestone payments upon achievement of certain JEMPERLI regulatory and commercial milestones, respectively. Our amended GSK Agreement also includes a 1% royalty on GSK’s global net sales of Zejula that began in 2021.
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
Cash, cash equivalents and investments totaled $387.4 million as of March 31, 2021, compared to $411.2 million as of December 31, 2020. We believe that our existing cash, cash equivalents and investments will fund our current operating plan at least into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(23,204)	$(15,112)
Investing activities	56,729	10,751
Financing activities	167	(1,339)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$33,692	$(5,700)
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2021 of $23.2 million was primarily due to our net loss of $18.2 million, adjusted for addbacks for non-cash expenses of $3.6 million, which includes stock-based compensation, and net decreases in working capital of $8.6 million. Net cash used in operating activities during the three months ended March 31, 2020 of $15.1 million was primarily due to our net loss of $8.3 million, adjusted for non-cash expenses of $3.1 million, which includes stock-based compensation, and net decreases in working capital of $10.0 million.
Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2021 and 2020 of $56.7 million and $10.8 million, respectively, primarily relates to the timing of our investment maturity, which was used to fund our operating expenses.

Financing Activities
The net cash provided by financing activities during the three months ended March 31, 2021 of $0.2 million primarily related to the issuance of common stock upon the exercise of stock options. The net cash used in financing activities during the three months ended March 31, 2020 of $1.3 million primarily related to principal and final payments of $1.4 million made on our Term Loans, offset by $0.04 million in proceeds from the issuance of common stock upon the exercise of stock options.
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
For further information related to our operating leases and future minimum annual obligations, see Note 8 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2021, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K filed with the SEC on February 25, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of March 31, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For further information related to our legal proceedings, see Note 8 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements.
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
Furthermore, our rationale for conducting clinical trials of imsidolimab in multiple indications is that we believe imsidolimab’s mechanism of action, the inhibition of IL-36R, has the potential be effective for treatment of a range of dermatological inflammatory diseases. However, it is possible that our assumptions regarding the effectiveness of imsidolimab’s mechanism of action may be incorrect and that imsidolimab may be ineffective in certain dermatological inflammatory diseases or in treating inflammatory disorders generally. If this were the case, then the results from any clinical trials of imsidolimab that we conduct are less likely to be positive. For example, top-line data from our POPLAR clinical trial of imsidolimab in PPP failed to meet the primary endpoint of the clinical trial of least-squares mean difference PPPASI improvement at week 16 (Day 113) and we do not currently plan to conduct further development of imsidolimab in PPP.
If our other ongoing or future clinical trials of imsidolimab are unsuccessful, whether for one of the reasons mentioned above or otherwise, imsidolimab may be delayed in development or fail entirely, which would have a material adverse impact on our business.
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
We have conducted various preclinical studies of our product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. We have only completed Phase 1 and Phase 2 clinical trials with imsidolimab, and subsequent clinical trials with imsidolimab are currently ongoing. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, or to observe results in later stage clinical trials that are unexpected based on early clinical trials. Many product candidates fail in clinical trials despite promising preclinical and early clinical results. In addition, top-line results of a clinical trial, which generally reflect preliminary reviews of primary efficacy and/or safety results, do not necessarily predict final results, and any top-line findings or assessments are subject to change pending the completion of final data review procedures. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
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
Even if we or our collaborators initiate and complete clinical trials for our product candidates, these product candidates will not be permitted to be marketed in the United States until approval of a BLA from the FDA is received, and will not be permitted to be marketed in other countries without marketing approval from foreign regulatory authorities. Obtaining approval of a BLA or other marketing approvals is often a lengthy, expensive and uncertain process over which the FDA and foreign regulatory authorities have substantial discretion. Other than submitting and receiving acceptance for initiation of our previous and current clinical trials in the United States and certain foreign jurisdictions, we have had only limited discussions with the FDA and no discussions with foreign regulatory authorities regarding the development plans for any of our product candidates or the designs of any of our later-stage clinical studies. We thus may not have the full benefit of the FDA’s or foreign regulatory authorities’ current thinking on clinical trial designs or product development for our target indications. For example, we believe a small pivotal clinical trial, potentially with less than 100 patients, may be sufficient to demonstrate substantial evidence of efficacy and safety of imsidolimab in GPP patients and obtain BLA approval, and we have discussed these plans with the FDA. However, the FDA may determine, based on future clinical efficacy and safety data from our GPP studies, that we will need to conduct additional clinical trials in order to obtain approval of a BLA. We held an end-of-Phase 2 meeting with the FDA during the second quarter of 2021 to review an orphan disease registration plan for imsidolimab for the treatment of GPP and anticipate announcing key aspects of our Phase 3 trial design upon its initiation in mid-2021.
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
For GPP our competitors include marketed therapies such as secukinumab (Cosentyx; Novartis), which binds IL-17A; ustekinumab (Stelara; Janssen), which blocks IL-12 and 23 cytokine function; and acitretin (Soriatane; GSK), as well as therapies in development such as guselkumab (Janssen), which blocks IL-23 cytokine function, gevokizumab (Xoma 052) and canakinumab (Ilaris, Novartis), which binds IL-1 beta, anakinra (Kineret; Swedish Orphan Biovitrum AB), a recombinant form of the IL-1 receptor antagonist and an anti-IL-36 receptor antibody called BI-655130 (Boehringer Ingelheim).
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
For our anti-inflammatory checkpoint modulator antibody programs, our competitors include CC-90006 (BMS), which is an anti-PD-1 agonist antibody developed under our partnership with BMS, a BTLA modulator antibody called LY3361237 being developed by Eli Lilly, a PD-1 agonist antibody called LY3462817 also being developed by Eli Lilly and two PD-1 agonist antibodies called PT627 and PT001 being developed by Pandion Therapeutics who is being acquired by Merck. Our competitors in moderate-to-severe alopecia areata and vitiligo include topical and oral corticosteroids, topical immunotherapy (diphencyprone, dinitrochlorobenzene, squaric acid dibutyl ester), calcineurin inhibitors (tacrolimus, pimecrolimus), light therapy, prostaglandins and janus kinase inhibitors (tofacitinib, rixolitinib) currently in development.
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
Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for planned clinical trials and acquiring technologies complementary to, or necessary for, our programs. In addition, the biotechnology industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

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
In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we or our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Moreover, we source certain of the raw materials needed for our product candidates from outside the U.S. Although we have not experienced any material supply interruptions to date, it is possible that the COVID-19 pandemic could cause such interruptions in the future. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. We had $11.2 million in collaboration revenue and our net loss was $18.2 million for the three months ended March 31, 2021 and a net loss of $8.3 million for the three months ended March 31, 2020, with $15.0 million in collaboration revenue. As of March 31, 2021, we had an accumulated deficit of $282.1 million.
We have financed our operations primarily through our initial public offering of common stock in January 2017, our follow-on public offerings of common stock in October 2017 and September 2018, private placements of our preferred stock and the issuance of debt. We have devoted substantially all of our efforts to research and development. We have only recently initiated clinical development for three of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. Our revenue has been historically derived from amortization of upfront payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. Our ability to generate future product revenue from our current or future product candidates depends on a number of additional factors, including our ability (or as applicable our collaborators’ ability) to:
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
•the commercial success or failure of products sold by our collaborators, such as JEMPERLI and Zejula by GSK, and the timing thereof;
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
We have not been granted Orphan Drug Designation for imsidolimab for any indication other than GPP, and there can be no assurance that any of our other product candidates will be designated as an orphan drug. For example, we may seek FDA Orphan Drug Designation for imsidolimab for the treatment of other indications, which will likely require that we demonstrate to FDA that each such indication is a distinct disease from psoriasis generally (a non-rare disease) or that use of imsidolimab may be appropriate for the treatment of such other indication but not appropriate for use in the general psoriasis population.
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

AnaptysBio, Inc.

Date:	May 4, 2021	By:	/s/ Hamza Suria
Hamza Suria
Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2021	By:	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)