Form 10-Q
period 2021-06-30
ANAPTYSBIO, INC
filed 2021-08-09
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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

As of August 5, 2021, there were 27,433,359 shares of the Registrant’s Common Stock outstanding.

AnaptysBio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value data)
(unaudited)

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$332,254	$250,456
Receivable from collaborative partners	642	—
Short-term investments	58,597	143,197
Prepaid expenses and other current assets	6,508	2,908
Restricted cash	60	—
Total current assets	398,061	396,561
Property and equipment, net	2,488	1,783
Operating lease right-of-use assets	20,278	344
Long-term investments	5,484	17,546
Other long-term assets	258	258
Restricted cash	—	60
Total assets	$426,569	$416,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,103	$4,217
Accrued expenses	15,958	15,262
Current portion of operating lease liability	555	342
Total current liabilities	20,616	19,821
Operating lease liability, net of current portion	20,222	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 27,433 shares and 27,356 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	27	27
Additional paid in capital	668,429	660,665
Accumulated other comprehensive loss	(176)	(4)
Accumulated deficit	(282,549)	(263,957)
Total stockholders’ equity	385,731	396,731
Total liabilities and stockholders’ equity	$426,569	$416,552
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue	$30,027	$—	$41,274	$15,000
Operating expenses:
Research and development	25,314	17,948	49,499	38,916
General and administrative	5,246	4,687	10,669	8,972
Total operating expenses	30,560	22,635	60,168	47,888
Loss from operations	(533)	(22,635)	(18,894)	(32,888)
Other income, net:
Interest income	104	1,061	299	2,958
Other income, net	—	26	3	120
Total other income, net	104	1,087	302	3,078
Net loss	(429)	(21,548)	(18,592)	(29,810)
Unrealized (loss) income on available for sale securities	(65)	(392)	(172)	415
Comprehensive loss	$(494)	$(21,940)	$(18,764)	$(29,395)
Net loss per common share:
Basic and diluted	$(0.02)	$(0.79)	$(0.68)	$(1.09)
Weighted-average number of shares outstanding:
Basic and diluted	27,391	27,279	27,377	27,271
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	27,356	$27	$660,665	$(4)	$(263,957)	$396,731
Shares issued under employee stock plans	11	—	167	—	—	167
Stock-based compensation	—	—	3,315	—	—	3,315
Comprehensive loss, net	—	—	—	(107)	—	(107)
Net loss	—	—	—	—	(18,163)	(18,163)
Balance, March 31, 2021	27,367	27	664,147	(111)	(282,120)	381,943
Shares issued under employee stock plans	66	—	592	—	—	592
Stock-based compensation	—	—	3,690	—	—	3,690
Comprehensive loss, net	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(429)	(429)
Balance, June 30, 2021	27,433	$27	$668,429	$(176)	$(282,549)	$385,731
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

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,592)	$(29,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285	277
Stock-based compensation	7,005	5,716
Accretion/amortization of investments, net	293	61
Amortization of right-of-use assets – operating	751	382
Changes in operating assets and liabilities:
Receivable from collaborative partners	(642)	—
Prepaid expenses and other assets	(3,235)	(2,860)
Accounts payable and other liabilities	772	(8,068)
Operating lease liabilities	(250)	(420)
Net cash used in operating activities	(13,613)	(34,722)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(9,734)	(86,947)
Sales and maturities of investments	105,604	173,262
Purchases of property and equipment	(1,180)	(170)
Net cash provided by investing activities	94,690	86,145
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, upon the exercise of stock options	721	107
Payments on notes payable	—	(1,375)
Net cash provided by (used in) financing activities	721	(1,268)
Net increase in cash, cash equivalents, and restricted cash	81,798	50,155
Cash, cash equivalents and restricted cash, beginning of period	250,516	171,077
Cash, cash equivalents and restricted cash, end of period	$332,314	$221,232
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$4
Non-cash investing and financing activities:
Leased assets obtained in exchange for operating lease liabilities	$20,685	$—
Amounts accrued for property and equipment	$89	$25
Receivable related to issuance of common stock, upon exercise of stock options	$38	$—
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Notes to Unaudited Consolidated Financial Statements
1. Description of the Business
AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. We are a clinical-stage biotechnology company developing first-in-class immunology therapeutic product candidates focused on emerging immune control mechanisms applicable to inflammation and immuno-oncology indications. We develop our product candidates using our proprietary antibody discovery technology platform, which is based upon a breakthrough understanding of the natural process of antibody generation, known as somatic hypermutation, and replicates this natural process of antibody generation in vitro. We currently generate revenue from milestones and royalties achieved under our collaborative research and development arrangements.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Also, certain reclassifications have been made to 2020 financial information to conform to the current year presentation of other long-term assets, operating lease right-of-use, or “ROU” asset, and operating lease liabilities on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Interim results are not necessarily indicative of results for a full year, particularly in light of the novel coronavirus (“COVID-19”) pandemic, and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions, including the issuance of stay-at-home orders and social distancing guidelines, which have resulted in some businesses suspending operations or experiencing a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business, and delay our development programs and regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Our future research and development expenses and general and administrative expenses may vary significantly if we experience an increased impact from the COVID-19 pandemic on the costs and timing associated with the conduct of our clinical trials and other related business activities, to date there has not been any material delays in clinical operations. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K.

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
Royalty Revenue
We receive royalty revenue on sales by our partners of products covered by patents or contract rights that we own and net sales of their approved drugs, where we have concluded the license is the predominant item to which the royalties relate. We do not have future performance obligations under these license arrangements. We generally satisfy our obligation to grant intellectual property rights on the effective date of the contract. However, we apply the royalty recognition constraint required under the guidance for sales-based royalties which requires a sales-based royalty to be recorded when the underlying sale occurs. Therefore, royalties on sales of products commercialized by our partners are recognized in the quarter the product is sold. Our partners generally report sales information to us on a one quarter lag. Thus, we estimate the expected royalty proceeds based on an analysis of our partners’ historical experience including their publicly announced sales. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter. As of June 30, 2021, there have not been material differences between actual and estimated royalty revenues.
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
The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Options to purchase common stock	3,800	2,838	3,624	2,930

3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment, net
Property and equipment, net consist of the following:

(in thousands)	June 30, 2021	December 31, 2020
Laboratory equipment	$5,660	$5,225
Office furniture and equipment	1,508	976
Leasehold improvements	548	527
Property and equipment, gross	7,716	6,728
Less: accumulated depreciation and amortization	(5,228)	(4,945)
Total property and equipment, net	$2,488	$1,783

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	June 30, 2021	December 31, 2020
Accrued compensation and related expenses	$3,103	$3,688
Accrued professional fees	447	408
Accrued research, development and manufacturing expenses	11,922	10,936
Other	486	230
Total accrued expenses	$15,958	$15,262
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
On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “Amendment”) was agreed to by both parties to permit GSK to conduct development and commercialization of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor, which has received U.S. approval for the maintenance treatment of adult patients with advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to first-line platinum-based chemotherapy, and is under development for additional cancer indications. In addition, under the Amendment, we were granted increased royalties upon sales of JEMPERLI (dostarlimab), an anti-PD-1 antagonist antibody under development by GSK for multiple oncological disorders. The Amendment also provided for a one-time, non-refundable cash payment of $60.0 million that we received and recognized as revenue in the fourth quarter of 2020. GSK also agreed, starting January 1, 2021, to pay us a 1% royalty less third-party royalty deductions on all GSK net sales of Zejula. The $1.1 billion in cash milestone payments due under the GSK Agreement remain unchanged. Additionally, under the terms of the Amendment, GSK has agreed to certain diligence commitments with respect to the future development of JEMPERLI, and the parties have agreed to review such commitments under regular joint review committee meetings going forward.
We assessed this Amendment in accordance with ASC 606 and concluded the Amendment was a contract modification to the GSK Agreement. Based on our assessment, we identified the terms of the Amendment to be interrelated to the GSK Agreement’s single performance obligation, noting completion and delivery of terms under the Amendment were satisfied by both parties with the execution of the Amendment.
As of June 30, 2021, the transaction price for the GSK Agreement and Amendment includes the upfront payment, research reimbursement revenue, one-time payment associated with the Amendment, and milestones earned to date, which are allocated in their entirety to the single performance obligation.
We earned and recognized $1.3 million in royalty revenue during the six months ended June 30, 2021 related to GSK net sales of Zejula and JEMPERLI during the period based on estimates of GSK’s sales historical experience. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter.
We earned and recognized three clinical milestones totaling $40.0 million during the six months ended June 30, 2021. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones recognized through June 30, 2021 under the GSK Agreement are as follows:

	Anti-PD-1 (JEMPERLI/Dostarlimab)		Anti-TIM-3 (GSK4069889A/Cobolimab)		Anti-LAG-3 (GSK40974386)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15	$1.0M	Q3'16
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16	$4.0M	Q2'17
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17	$3.0M	Q4'19
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	—	—	—	—
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	—	—	—	—
Filing of the first BLA - first indication	$10.0M	Q1'20	—	—	—	—
Filing of the first MAA - first indication	$5.0M	Q1'20	—	—	—	—
Filing of the first BLA - second indication	$10.0M	Q1'21	—	—	—	—
First BLA approval - first indication	$20.0M	Q2'21	—	—	—	—
First MAA approval - first indication	$10.0M	Q2'21	—	—	—	—
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
We recognized $30.0 million and $41.3 million in revenue under the GSK Agreement during the three and six months ended June 30, 2021, respectively, and $0 and $15.0 million during the three and six months ended June 30, 2020, respectively.
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
As of June 30, 2021, the transaction price of the BMS Agreement includes the upfront payment, success fees, expense reimbursement, and milestones earned to date, which are allocated in their entirety to the single performance obligation. None of the future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors, including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials and BMS’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to BMS and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones achieved through June 30, 2021 under the BMS Agreement are as follows:

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
There was no revenue recognized under this agreement during the three and six months ended June 30, 2021 and 2020.
5. Fair Value Measurements and Available for Sale Investments
Fair Value Measurements
Our financial instruments consist principally of cash, cash equivalents, restricted cash, short-term and long-term investments, receivables, and accounts payable. Certain of our financial assets and liabilities have been recorded at fair value in the consolidated balance sheet in accordance with the accounting standards for fair value measurements.
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2021
Money market funds(1)	$305,162	$305,162	$—	$—
Mutual funds(1)	26,928	26,928	—	—
U.S. Treasury securities(2)	45,714	45,714	—	—
Certificates of deposit(2)	1,591	—	1,591	—
Agency securities(2)	4,997	—	4,997	—
Commercial and corporate obligations(2)	11,779	—	11,779	—
At December 31, 2020
Money market funds(1)	$188,297	$188,297	$—	$—
Mutual funds(1)	57,153	57,153	—	—
U.S. Treasury securities(2)	107,697	107,697	—	—
Certificates of deposit(2)	2,436	—	2,436	—
Agency securities(2)	21,169	—	21,169	—
Commercial and corporate obligations(2)	29,441	—	29,441	—
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
Fair Value of Other Financial Instruments
 The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts payable, accrued expenses, and receivables approximate fair value due to their short-term nature.

Available-for-Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of June 30, 2021 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$5,003	$—	$(6)	$4,997
Certificates of deposit(2)	1,589	2	—	1,591
Commercial and corporate obligations(3)	11,778	1	—	11,779
U.S. Treasury securities(4)	45,680	34	—	45,714
Total available-for-sale investments	$64,050	$37	$(6)	$64,081
(1)    Of our outstanding agency securities, none have maturity dates of less than one year and $5.0 million have a maturity date of between one to two years as of June 30, 2021.
(2)    Of our outstanding certificates of deposit, $1.1 million have maturity dates of less than one year and $0.5 million have a maturity date of between one to two years as of June 30, 2021.
(3)    All of our outstanding commercial and corporate obligations have maturity dates of less than one year as of June 30, 2021.
(4)    All of our outstanding U.S. Treasury securities have maturity dates of less than one year as of June 30, 2021.
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
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2021
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$4,997	$(6)	$—	$—	$4,997	$(6)
Commercial and corporate obligations	3,262	—	—	—	3,262	—
Total	$8,259	$(6)	$—	$—	$8,259	$(6)

	December 31, 2020
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$4,999	$(1)	$—	$—	$4,999	$(1)
Commercial and corporate obligations	6,503	(1)	2,399	—	8,902	(1)
US Treasury Securities	35,211	(3)	—	—	35,211	(3)
Total	$46,713	$(5)	$2,399	$—	$49,112	$(5)
As of June 30, 2021 and 2020, unrealized losses on available-for-sale investments were not material, and accordingly, no allowance for credit losses were recorded.
6. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 27,432,609 shares were issued and outstanding as of June 30, 2021. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at June 30, 2021 are as follows:

Issued and Outstanding:
Stock options	3,731,808
Shares Reserved For:
2017 Equity Incentive Plan	3,192,182
2017 Employee Stock Purchase Plan	1,271,237
Total	8,195,227
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
Employee Stock Purchase Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan or the ESPP. The ESPP became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017. In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The ESPP automatically increased by 273,555 shares as of January 1, 2021. The initial offering period for the ESPP began in May 2021.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the six months ended June 30, 2021 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	2,920,700	$26.67
Granted	1,037,374	$29.52
Exercises	(77,034)	$9.86
Forfeitures and cancellations	(149,232)	$29.47
Outstanding at June 30, 2021	3,731,808	$27.70	7.51	$24,823
Exercisable at June 30, 2021	1,744,975	$27.82	5.76	$17,109
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

	Six Months Ended June 30,
	2021	2020
Risk-free interest rate	0.7%	1.2%
Expected volatility	93.1%	91.8%
Expected dividend yield	—%	—%
Expected term (in years)	6.18	6.25
Weighted-average grant date fair value per share	$22.39	$11.97
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
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Research and development	$1,435	$958	$2,629	$2,104
General and administrative	2,255	1,783	4,376	3,612
Total	$3,690	$2,741	$7,005	$5,716

At June 30, 2021, there was $36.8 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.71 years. At June 30, 2021, there was $0.2 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a remaining weighted-average vesting period of 0.38 years.
8. Commitments and Contingencies
Operating Leases
On November 11, 2020, we entered into an agreement to terminate our sublease (the “Sublease Termination”) with Trex Enterprises Corporation, with respect to facilities in the building at 10455 Pacific Center Court in San Diego, California (the “10455 Building”). The terms of the original sublease with Trex provided for a November 12, 2021 lease expiration. Under the Sublease Termination, we agreed to terminate the sublease agreement on December 15, 2020 with no associated penalty. We recorded a non-cash gain of approximately $0.1 million as other income, in connection with the write-off of the lease liability and corresponding ROU asset. As of June 30, 2021, there was no lease liability and corresponding ROU asset related to the 10455 Building Lease.
On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of our ROU assets and lease liabilities. The monthly base rent will be $4.20 per rentable square foot and will be increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of June 30, 2021, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement. As of June 30, 2021, we also maintain the non-cancellable office lease for our facilities at 10421 Pacific Center Court in San Diego, California, which expires on August 31, 2021.
Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 4%.

The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Six Months Ended June 30,
Leases	Classification on the Cash Flow	2021	2020
Operating lease cost	Operating	$886	$440
Cash paid for amounts included in the measurement of lease liabilities	Operating	465	478
At June 30, 2021, the future minimum annual obligations for the Company’s operating lease liabilities are as follows (in thousands):

Years Ending December 31,
2021	$239
2022	2,316
2023	2,386
2024	2,457
2025	2,531
Thereafter	15,846
Total minimum payments required	25,775
Less imputed interest	(4,998)
Total	$20,777

Shareholder Litigation
On March 25, 2020, a putative securities class action was filed in the United States District Court for the Southern District of California naming the Company and certain of its current or former officers as defendants. The complaint purports to assert claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our common stock between October 10, 2017 and November 7, 2019 (the “Class Period”). An amended complaint was filed on September 30, 2020 alleging that, during the Class Period, the defendants made material misrepresentations or omissions regarding our etokimab product candidate that artificially inflated our stock price. The plaintiff seeks, among other things, damages in an unspecified amount, as well as costs and expenses. We believe that the plaintiff’s allegations are without merit and intend to vigorously defend against the claims. On May 3, 2021, a shareholder derivative complaint was filed in the same Court based on allegations substantially similar to those in the class action, and purporting to assert claims on the Company’s behalf against current or former officers and directors for alleged violation of Sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment, waste of corporate assets and insider selling. Because the Company is in the early stages of these litigation matters, we are unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the six months ended June 30, 2021, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements.”
Overview
We are a clinical stage biotechnology company developing first-in-class immunology therapeutic product candidates focused on emerging immune control mechanisms applicable to inflammation and immuno-oncology indications. We develop our product candidates using our proprietary antibody discovery technology platform, which is based upon a breakthrough understanding of the natural process of antibody generation, known as somatic hypermutation (“SHM”), and replicates this natural process of antibody generation in vitro. Our strategy is to advance the development of our proprietary product candidates, and where applicable, establish partnerships with leading biopharmaceutical companies where we retain certain development and commercialization rights. Our most advanced wholly-owned antibody programs, imsidolimab, rosnilimab, previously referred to as ANB030, and ANB032, are designed to modulate therapeutic targets that are genetically associated with human inflammatory disorders.
Imsidolimab, our IL-36R antibody previously referred to as ANB019, inhibits the interleukin-36 receptor (“IL-36R”), and is being developed for the treatment of multiple dermatological inflammatory diseases. We completed a Phase 1 clinical trial in healthy volunteers, which was presented at the European Academy of Allergy and Clinical Immunology in 2018, where imsidolimab was well-tolerated by all subjects, no dose-limiting toxicities were observed, and no serious adverse events were reported among any subjects in the clinical trial. In July 2020, the U.S. Food and Drug Administration (the “FDA”) granted Orphan Drug Designation for imsidolimab for the treatment of patients with GPP. We completed an open-label, multi-dose, single-arm Phase 2 clinical trial of imsidolimab in 8 GPP patients, also referred to as the GALLOP clinical trial, where we announced positive topline data in October 2020. Six of 8 (75%) patients treated with imsidolimab monotherapy achieved the primary endpoint of improvement in the clinical global impression scale (“CGI”) on Day 29. Two of 8 (25%) patients were considered to have not met the primary endpoint because they dropped out of the clinical trial prior to Day 29. The modified Japanese Dermatology Association Severity Index (“mJDA-SI”) score, which incorporates both dermatological and systemic aspects of GPP, decreased on average by 29% on Day 8 and 54% on Day 29. Erythema with skin pustules, which clinically defines GPP, decreased by 60% on Day 8 and 94% on Day 29. Serum c-reactive protein (“CRP”), which is an indicator of systemic inflammation, was normal (less than 5 mg/L) for 5 of the 6 patients achieving the primary endpoint on Day 29. Genotypic testing indicated homozygous wild-type IL-36RN, CARD14 and AP1S3 alleles for all tested patients. We believe this suggests that imsidolimab may be broadly applicable to pustular diseases irrespective of genetic drivers. Anti-drug antibodies were not detected as of Day 29 in any patient. Imsidolimab was generally well-tolerated, and most treatment-emergent adverse events were mild to moderate in severity and resolved without sequelae. No infusion or injection site reactions were observed. One patient dropped out of the clinical trial due to a diagnosis of Staphylococcal aureus bacteremia in the first week, which was a serious adverse event deemed to be possibly drug-related. Because the patient was symptomatic prior to dosing and had a prior medical history of bacteremia, a common comorbidity of GPP, we do not believe this event is likely attributable to imsidolimab. Another patient dropped out of the study on Day 22 due to investigator reported inadequate efficacy. One patient contracted COVID-19 during the course of the clinical trial, which was mild, unrelated to imsidolimab, and did not lead to study discontinuation. Data from the first two patients to have completed the Day 113 treatment period under this clinical trial, which we announced in September 2019, indicated sustained efficacy in these two patients through Day 113. We plan to report full data from the GALLOP clinical trial at the European Academy of Dermatology and Venereology (EADV) Congress in October 2021. While initial GPP epidemiology studies suggested at least 3,000 GPP patients in the United States, medical claims analyses conducted by IQVIA indicate approximately 37,000 unique patients were diagnosed with GPP at least once, and approximately 15,000 unique patients were diagnosed with GPP at least twice, by a physician between 2017 and 2019 using the International Classification of Diseases 10th Revision (ICD-10) billing code pertaining to GPP (L40.1).

We have most recently met with the FDA during the second quarter of 2021 for an end-of-Phase 2 meeting to review an orphan disease registration plan for imsidolimab for the treatment of GPP. We anticipate initiating our Phase 3 registrational trials for imsidolimab for GPP, called GEMINI-1 and GEMINI-2, in the third quarter of 2021. GEMINI-1 will enroll approximately 45 moderate-to-severe GPP patients, each undergoing an active flare at baseline, which will be randomized equally to receive a single dose of 750mg intravenous (IV) imsidolimab, 300mg IV imsidolimab or placebo. The primary endpoint of the Phase 3 program is the proportion of patients achieving clear or almost clear skin as determined by a Generalized Pustular Psoriasis Physician’s Global Assessment (GPPPGA) score of zero or 1 at week 4 of GEMINI-1. Patients completing the GEMINI-1 trial will subsequently be enrolled in GEMINI-2, where they will receive monthly doses of 200mg subcutaneous imsidolimab or placebo depending upon whether they are responders, partial responders or non-responders to treatment under GEMINI-1. The objective of GEMINI-2 is to assess the efficacy and safety of imsidolimab after 6 months of monthly dosing.
We are conducting a global registry of GPP patients, also referred to as the RADIANCE study, which we anticipate will improve understanding of the patient journey and assist in enrollment of future GPP clinical trials.
We are conducting clinical development of imsidolimab in acne, which is the most common skin disorder in the United States, with approximately 7 million patients diagnosed with moderate-to-severe disease. Moderate-to-severe acne typically presents with painful papules, pustules, nodules, cysts and scarring. A key contributing factor to the pathogenesis of acne is the immune response to p. acnes, which is associated with upregulated IL-36 cytokine activity, localized inflammation and neutrophil infiltration of the skin. Existing therapies, including isotretinoin and systemic antibiotics, provide variable efficacy for moderate-to-severe acne patients and have practical limitations to their use given potential for clinically meaningful side effects. We are conducting a Phase 2 clinical trial of imsidolimab, called ACORN, where 120 patients will be randomized equally between two dose levels of imsidolimab and placebo, for the treatment of moderate-to-severe acne, and we anticipate top-line data during the first half of 2022.
We are conducting clinical development of imsidolimab in hidradenitis suppurativa, also known as acne inversa, which is a chronic inflammatory skin disease characterized by painful nodules in intertriginous areas that can progress to abscesses, sinus tracks and scarring. Current treatment options for hidradenitis suppurativa, including antibiotics, corticosteroids and anti-TNF therapy, have variable efficacy in moderate-to-severe patients, which often leads to surgery for removal of hidradenitis suppurativa nodules. Human translational studies have demonstrated elevated IL-36 cytokine expression in hidradenitis suppurativa skin biopsies, and we believe treatment of moderate-to-severe hidradenitis suppurativa with imsidolimab may lead to therapeutic benefit for this patient population. Moderate-to-severe hidradenitis suppurativa affects approximately 150,000 adults in the United States. We are conducting a Phase 2 clinical trial of imsidolimab in hidradenitis suppurativa, called HARP, where 120 patients will be randomized equally between two dose levels of imsidolimab and placebo, and we anticipate top-line data during the second half of 2022.
We are conducting clinical development of imsidolimab for the treatment of skin toxicities associated with treatments with inhibitors of epidermal growth factor (“EGFRi”) and MAPK/ERK kinase (“MEKi”). Treatment of solid tumors with EGFRi and/or MEKi is frequently limited by the occurrence of skin toxicities, including acneiform or papulopustular rash. Recent translational data has suggested that these skin toxicities are mediated by excess IL-36 signaling, leading to IL-8-mediated cutaneous neutrophilia and acneiform rash. Based on existing claims data, approximately 60,000 patients are prescribed EGFRi and/or MEKi treatments annually, and the vast majority of these patients experience skin toxicity, which in some cases leads to dose reduction and/or discontinuation of treatment. Current standard-of-care treatments are generally ineffective in patients with the most severe grades of EGFRi and/or MEKi mediated skin toxicity. We are conducting a Phase 2 clinical trial, called EMERGE, of imsidolimab in combination with EGFRi inhibitors, for the treatment of patients diagnosed with a certain baseline severity of skin toxicity, where 45 patients are randomized 2:1 between imsidolimab and placebo arms, to assess the efficacy of imsidolimab in the treatment of this indication where we anticipate an interim analysis by the end of 2021.
We are also conducting clinical development of imsidolimab in ichthyosis, which is a family of rare, inherited, dermatological disorders characterized by dry, scaling and thickened skin. Recent human translational studies have suggested that the underlying skin inflammation responsible for ichthyosis is mediated by dysregulated IL-36 signaling, and we believe that imsidolimab treatment may be efficacious in treatment of this condition. Approximately 6,000 patients in the United States are affected with moderate-to-severe levels of ichthyosis, and no approved therapies are available for this disease. We are conducting a Phase 2 clinical trial, called INSPIRE, of imsidolimab in patients with certain baseline severity of ichthyosis, where 24 patients are randomized 2:1 between imsidolimab and placebo arms, and we anticipate interim top-line data in 2022.

Our second wholly-owned program, rosnilimab, previously referred to as ANB030, is an anti-PD-1 agonist antibody program designed to augment PD-1 signaling through rosnilimab treatment to suppress T-cell driven human inflammatory diseases. Genetic mutations in the PD-1 pathway are known to be associated with increased susceptibility to human inflammatory diseases, and hence we believe that rosnilimab is applicable to diseases where PD-1 checkpoint receptor function may be under-represented. We presented preclinical data for rosnilimab at the Festival of Biologics Annual Meeting in March 2020, including translational data demonstrating in vitro activity of rosnilimab in alopecia areata patient samples. We initiated a Phase 1 healthy volunteer clinical trial in the first half of 2020, which is designed to assess the safety, pharmacokinetics and pharmacodynamics of rosnilimab in single and multiple ascending dose cohorts. We anticipate top-line safety, pharmacokinetic and receptor occupancy data from this Phase 1 clinical trial during the fourth quarter of 2021. We plan to initiate a Phase 2 clinical trial of rosnilimab in alopecia areata in the fourth quarter of 2021. We continue to assess clinical development opportunities for rosnilimab in additional indications, including vitiligo and rheumatoid arthritis, and will make decisions in 2022 pending additional data.
Our third wholly-owned program is an anti-BTLA modulator antibody, known as ANB032, which is broadly applicable to human inflammatory diseases associated with lymphoid and myeloid immune cell dysregulation. Mutations in the BTLA signaling pathway are associated with human inflammatory disease, and we believe ANB032 silences pro-inflammatory signaling by modulating BTLA binding to HVEM. We are conducting a healthy volunteer Phase 1 trial of ANB032, under an Australian Clinical Trial Notification (“CTN”) and anticipate top-line data from this trial during the first half of 2022. We presented preclinical data regarding ANB032 at the 2020 Federation of Clinical Immunology Societies (FOCIS) Virtual Annual Meeting in October 2020.
In addition to our wholly-owned antibody programs, multiple Company-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. We have received to date approximately $205.3 million in cash receipts from collaborations. Our collaborations include an immuno-oncology-focused collaboration with GlaxoSmithKline, Inc. (“GSK”) and an inflammation-focused collaboration with Bristol-Myers Squibb (“BMS”). A Biologics License Application (“BLA”) for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called JEMPERLI (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (“dMMREC”). This is the first AnaptysBio-generated antibody, of eight currently under clinical development, to obtain FDA approval. We earned a $20.0 million milestone payment as a result of this FDA approval. In addition, in April 2021 the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for JEMPERLI for use in women with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen, which approval makes JEMPERLI the first anti-PD-1 therapy available for endometrial cancer in Europe. We earned a $10.0 million milestone payment as a result of this approval. A second BLA submitted by GSK was accepted by the FDA during the first quarter of 2021 for JEMPERLI in pan-deficient mismatch repair tumors (“PdMMRT”). We received a $10.0 million cash milestone payment upon the FDA acceptance of GSK’s second FDA BLA for JEMPERLI and anticipate an additional $20.0 million cash milestone payment upon FDA approval of this second FDA BLA of JEMPERLI during the second half of 2021. We anticipate an additional $15.0 million and $165.0 million in milestone payments upon achievement of certain JEMPERLI regulatory and commercial milestones, respectively. JEMPERLI is currently in clinical development for various solid tumor indications, including dMMREC, PdMMRT, colorectal cancer, ovarian cancer, non-small cell lung cancer, cervical cancer, rectal cancer, clear cell sarcoma and head-and-neck squamous cell carcinoma. In June 2021, GSK disclosed peak year annual sales estimates of £1-£2 billion for JEMPERLI. In October 2020, we amended our GSK collaboration to increase royalties on global net sales of JEMPERLI to 8% on annual global net sales below $1 billion and 12-25% of annual global net sales above $1 billion, add a 1% royalty rate on GSK’s global net sales of Zejula and received a one-time cash payment of $60.0 million. For more information about these collaborations, see Note 4 — Collaborative Research and Development Agreements in the accompanying notes to the consolidated financial statements.

The following table summarizes certain key information about our wholly-owned and partnered product candidates:
COVID-19
We are continuing to proactively monitor and assess the coronavirus (“COVID-19”) global pandemic. The full impact of the COVID-19 pandemic is inherently uncertain at the time of this Quarterly Report. Our ongoing clinical trials have been, and may continue to be, affected by the closure of offices, or country borders, among other measures being put in place around the world.
The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing or modifying employee travel, moving to full remote work, and cancelling physical participation in meetings, events, and conferences). While we have begun to re-open our offices, we continue to allow remote work, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, patients, and business partners.
The extent of the impact of the COVID-19 pandemic on our future liquidity and operational performance will depend on certain developments, including the duration and spread of the outbreak, including its variants, the availability and effectiveness of vaccines, the impact on our clinical trials, patients, and collaboration partners, and the effect on our suppliers.

Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through June 30, 2021, we have received $205.3 million in cash in non-dilutive funding from our collaborators.
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
We have completed Phase 1 clinical trials and have ongoing Phase 2 clinical trials for imsidolimab and ongoing Phase 1 clinical trials for rosnilimab and ANB032. We expect our research and development expenses to be higher for the foreseeable future as we continue to advance our product candidates into larger clinical trials.
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
Results of Operations - Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Collaboration Revenue
Collaboration revenue consists of both milestone payments under the collaborations, and royalty payments. We recognized $30.0 million and $0 million in milestone revenue for the three months ended June 30, 2021 and 2020, respectively, related to milestone payments associated with JEMPERLI, the anti-PD-1 antagonist antibody partnered with GSK. For the second quarter of 2021, milestone revenue reflects $20.0 million for first BLA approval in a first indication, and $10.0 million for first MAA approval in a first indication.
We recognized $40.0 million and $15.0 million in milestone revenue for the six months ended June 30, 2021 and 2020, respectively, related to milestone payments associated with JEMPERLI, the anti-PD-1 antagonist antibody partnered with GSK. For the six months ended June 30, 2021, milestone revenue reflects $10.0 million for successful filing of the first BLA in a second indication for JEMPERLI, $20.0 million for first BLA approval in a first indication, and $10.0 million for first MAA approval in a first indication. For the six months ended June 30, 2020, milestone revenue reflects $10.0 million for successful filing of the first BLA in a first indication and $5.0 million for successful filing of the first MAA in a first indication.
We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Royalty revenue is a function of our partners' product sales and the applicable royalty rate. During the six months ended June 30, 2021, we recognized $1.3 million related to the net sales of GSK’s Zejula and JEMPERLI, which we estimated based on GSK’s historical sales.
Research and Development Expenses
Research and development expenses were $25.3 million during the three months ended June 30, 2021 compared to $17.9 million during the three months ended June 30, 2020 for an increase of $7.4 million, primarily due to a $4.5 million increase in clinical expenses, $1.9 million increase in salaries and related expenses, including stock compensation expense, and a $1.4 million increase in other research and development expenses, offset by a $0.4 million decrease in outside services for manufacturing expenses.
Research and development expenses were $49.5 million during the six months ended June 30, 2021 compared to $38.9 million during the six months ended June 30, 2020 for an increase of $10.6 million, primarily due to a $7.0 million increase in clinical expenses, $3.1 million increase in salaries and related expenses, including stock compensation expense, and a $1.5 million increase in other research and development expenses, offset by a $1.0 million decrease in outside services for manufacturing expenses.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
External Costs
Imsidolimab	$11,822	$3,625	$8,197	$24,470	$8,816	$15,654
Rosnilimab	2,412	973	1,439	4,191	1,639	2,552
ANB032	1,923	3,600	(1,677)	2,678	4,261	(1,583)
Etokimab	(475)	3,969	(4,444)	90	11,891	(11,801)
Preclinical and other unallocated costs	3,767	1,792	1,975	6,377	3,736	2,641
Total External Costs	19,449	13,959	5,490	37,806	30,343	7,463
Internal Costs	5,865	3,989	1,876	11,693	8,573	3,120
Total Costs	$25,314	$17,948	$7,366	$49,499	$38,916	$10,583
General and Administrative Expenses
General and administrative expenses were $5.2 million during the three months ended June 30, 2021 compared to $4.7 million during the three months ended June 30, 2020 for an increase of $0.5 million, primarily due to a $0.8 million increase in personnel costs including stock compensation expense, $0.1 million increase in insurance expense, offset by a $0.4 million decrease in legal expense.
General and administrative expenses were $10.7 million during the six months ended June 30, 2021 compared to $9.0 million during the six months ended June 30, 2020 for an increase of $1.7 million, primarily due to a $1.7 million increase in personnel costs including stock compensation expense, $0.3 million increase in insurance expense, offset by a $0.3 million decrease in legal expense.
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
Interest Income
Interest income was $0.1 million and $0.3 million during the three and six months ended June 30, 2021, respectively, and was $1.1 million and $3.0 million during the three and six months ended June 30, 2020 which primarily related to our short-term and long-term investments, the balance of which decreased during the periods as a result of funding our clinical trial programs. The decrease in interest income is also attributable to lower interest rates during the three and six months ended June 30, 2021 and a decrease in investment balances as of June 30, 2021.
Other Income, Net
Other income, net was $0 million and less than $0.1 million for the three and six months ended June 30, 2021, respectively, and was less than $0.1 million and $0.1 million during the three and six months ended June 30, 2020, respectively, which primarily related to foreign exchange transactions through our Australian subsidiary and with our foreign CROs and CMOs.
Liquidity and Capital Resources
From our inception through June 30, 2021, we have received an aggregate of $845.4 million to fund our operations, which included $621.0 million from the sale of equity securities, $205.3 million from our collaboration agreements and $19.1 million from venture debt. As of June 30, 2021, we had $396.3 million in cash, cash equivalents and investments.

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
Specific to our collaboration agreement with GSK, JEMPERLI is currently in clinical development for various solid tumor indications. In April 2021, we became eligible to receive additional milestones from GSK, as outlined above, following the acceptance and approval of BLA and EMA filings of JEMPERLI for the PdMMRT indication. We anticipate an additional $35.0 million and $165.0 million in milestone payments upon achievement of certain JEMPERLI regulatory and commercial milestones, respectively. Our amended GSK Agreement also includes a 1% royalty less third-party royalty deductions on GSK’s global net sales of Zejula that began in 2021.
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
Cash, cash equivalents and investments totaled $396.3 million as of June 30, 2021, compared to $411.2 million as of December 31, 2020. We believe that our existing cash, cash equivalents and investments will fund our current operating plan at least into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(13,613)	$(34,722)
Investing activities	94,690	86,145
Financing activities	721	(1,268)
Net increase in cash, cash equivalents, and restricted cash	$81,798	$50,155
Operating Activities
Net cash used in operating activities during the six months ended June 30, 2021 of $13.6 million was primarily due to our net loss of $18.6 million, adjusted for addbacks for non-cash expenses of $8.3 million, which includes stock-based compensation and amortization of operating right-of-use assets, and net decreases in working capital of $3.3 million. Net cash used in operating activities during the six months ended June 30, 2020 of $34.7 million was primarily due to our net loss of $29.8 million, adjusted for non-cash expenses of $6.4 million, which includes stock-based compensation and amortization of operating right-of-use assets, and net decreases in working capital of $11.3 million.

Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2021 and 2020 of $94.7 million and $86.1 million, respectively, primarily relates to the timing of our investment maturity, which was used to fund our operating expenses.
Financing Activities
The net cash provided by financing activities during the six months ended June 30, 2021 of $0.7 million related to the issuance of common stock upon the exercise of stock options. The net cash used in financing activities during the six months ended June 30, 2020 of $1.3 million primarily related to principal and final payments of $1.4 million made on our Term Loans, offset by $0.1 million in proceeds from the issuance of common stock upon the exercise of stock options.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2021, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K filed with the SEC on February 25, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of June 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We have recently commenced clinical development of imsidolimab, rosnilimab and ANB032 and have a limited history of conducting clinical trials and no history of commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
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
The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing or modifying employee travel, moving to full remote work, and cancelling physical participation in meetings, events and conferences). While we have begun to re-open our offices, we continue to allow some remote work, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and patients. In response to the COVID-19 pandemic, we initially limited our office to only those employees completing laboratory-based tasks essential to our development efforts, or “essential” employees, and are starting to allow other employees to work in our office with certain precautions in place that we believe will ensure our employees’ safety and wellbeing. Certain jurisdictions have begun re-opening only to return to restrictions due to increases in new COVID-19 cases and the emergence of new variant strains of COVID-19. Even in areas where “stay-at-home” restrictions have been lifted and the number of cases of COVID-19 has declined, many individuals remain cautious about resuming activities such as preventive-care medical visits. Additionally, the emergence of new variant strains of COVID-19 in regions that have reopened has necessitated, and may in the future necessitate, renewed government restrictions. We have implemented appropriate safety measures, following guidance from the Center for Disease Control and the Occupational Safety and Health Administration. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among our workforce due to the COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and well-being of our employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace, and they may be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.
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

Both the health and economic aspects of the COVID-19 virus are highly fluid, and depend in part on the emergence and spread of variant strains of the COVID-19 virus which cannot be predicted, and the future course of each is uncertain. For these reasons and other reasons that may come to light if the COVID-19 pandemic and associated protective or preventative measures expand, we may experience a material adverse effect, either directly or indirectly through our CROs, CMOs, collaboration partners or patients, on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.
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
Our ability to continue to develop our product candidates, and to have the potential to achieve and sustain profitability, depends on the FDA and foreign regulatory authorities permitting us to conduct human clinical trials and, if our product candidates are safe and effective, obtaining approval from the FDA and foreign regulatory authorities to market them and subsequently successfully commercializing them, either alone or with our collaborators. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and foreign regulatory authorities. Though we have cleared an IND and clinical trial application (“CTA”) to conduct clinical trials for imsidolimab in the United States and certain foreign jurisdictions and we have cleared an IND to conduct a clinical trial for rosnilimab in the United States, before commencing clinical trials in the United States for any other product candidate, we must submit an IND to the FDA; foreign regulatory authorities enforce similar requirements for initiation of clinical trials in other countries. An IND or foreign equivalent requires extensive preclinical studies, and there is no guarantee that the FDA or foreign regulatory authorities will allow clinical trials to proceed based on the IND or equivalent submission. For example, although we have initiated toxicology studies for our product candidates, the FDA in the United States, or other foreign regulatory authorities, as applicable, may not allow our clinical trials to proceed in the regulatory authority’s jurisdiction if we are unable to show safety margins acceptable to the particular regulatory authority in appropriate animal species in our preclinical toxicology studies.
Even if we or our collaborators initiate and complete clinical trials for our product candidates, these product candidates will not be permitted to be marketed in the United States until approval of a BLA from the FDA is received, and will not be permitted to be marketed in other countries without marketing approval from foreign regulatory authorities. Obtaining approval of a BLA or other marketing approvals is often a lengthy, expensive and uncertain process over which the FDA and foreign regulatory authorities have substantial discretion. Other than submitting and receiving acceptance for initiation of our previous and current clinical trials in the United States and certain foreign jurisdictions, we have had only limited discussions with the FDA and no discussions with foreign regulatory authorities regarding the development plans for any of our product candidates or the designs of any of our later-stage clinical studies. We thus may not have the full benefit of the FDA’s or foreign regulatory authorities’ current thinking on clinical trial designs or product development for our target indications. For example, we believe our planned Phase 3 trials for imsidolimab for GPP, GEMINI-1 and GEMINI-2, with GEMINI-1 enrolling approximately 45 moderate-to-severe GPP patients, will be sufficient to demonstrate substantial evidence of efficacy and safety of imsidolimab in GPP patients and obtain BLA approval, and we discussed these plans with the FDA in an end-of-Phase 2 meeting during the second quarter of 2021. However, the FDA may determine, based on future clinical efficacy and safety data from our GPP studies, that we will need to conduct additional clinical trials in order to obtain approval of a BLA.
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
We have recently commenced clinical development of imsidolimab, rosnilimab and ANB032 and have a limited history of conducting clinical trials and no history of commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
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
For GPP our competitors include marketed therapies such as secukinumab (Cosentyx; Novartis), which binds IL-17A; ustekinumab (Stelara; Janssen), which blocks IL-12 and 23 cytokine function; and acitretin (Soriatane; GSK), as well as therapies in development such as guselkumab (Janssen), which blocks IL-23 cytokine function, gevokizumab (Xoma 052) and canakinumab (Ilaris, Novartis), which binds IL-1 beta, anakinra (Kineret; Swedish Orphan Biovitrum AB), a recombinant form of the IL-1 receptor antagonist and an anti-IL-36 receptor antibody called spesolimab or BI-655130 (Boehringer Ingelheim).
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
If companion diagnostics are developed in conjunction with clinical programs, the FDA may require regulatory approval of a companion diagnostic as a condition to approval of the product candidate. For example, if we use a genetic test to determine which patients are most likely to benefit from imsidolimab for the treatment of GPP by designing our pivotal clinical trial or clinical trials of imsidolimab in that indication to require that subjects test positive for specific genetic mutations as a criterion for enrollment, then we will likely be required to obtain FDA approval or clearance of a companion diagnostic, concurrent with approval of imsidolimab, to test for those genetic mutations; we may also be required to demonstrate to the FDA the predictive utility of the companion diagnostic—namely, that the diagnostic selects for patients in whom the biologic therapy will be effective or more effective compared to patients not selected for by the diagnostic. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. We do not currently have any agreement in place with any third party to develop or commercialize companion diagnostics for any of our product candidates. Companion diagnostics are subject to regulation by the FDA and foreign regulatory authorities as medical devices and require separate regulatory approval or clearance prior to commercialization.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. We had $41.3 million in collaboration revenue and our net loss was $18.6 million for the six months ended June 30, 2021 and a net loss of $29.8 million for the six months ended June 30, 2020, with $15.0 million in collaboration revenue. As of June 30, 2021, we had an accumulated deficit of $282.5 million.
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
We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations, license agreements and royalty agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations, or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
Regulatory authorities in some jurisdictions, including the United States and the European Union (“EU”) may designate biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a biologic as an Orphan Drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. We received Orphan Drug Designation from the FDA for imsidolimab for our GPP indication in 2020 and plan to seek Orphan Drug Designation for imsidolimab in other indications and for certain of our other product candidates. Generally, if a biologic with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the biologic is entitled to a period of marketing exclusivity, which precludes the FDA with respect to the United States or the EMA with respect to the EU from approving another marketing application for a drug containing the same active moiety for the same indication for that time period. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if a biologic no longer meets the criteria for Orphan Drug Designation or if the biologic is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, the Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn and other candidates may obtain approval before us.
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
There have been judicial and Congressional efforts to repeal, replace or change certain aspects of the ACA, including measures taken during the former presidential administration. The Tax Cuts and Jobs Act of 2017, or the Tax Reform Act, among other things, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In November 2020, the United States Supreme Court held oral arguments on the Fifth Circuit U.S. Court of Appeals decision that held that the individual mandate is unconstitutional. In June 2021, the Supreme Court held that the petitioners in the case did not have standing to challenge the individual mandate and remanded the case for dismissal. However, it is uncertain whether there will be additional efforts to challenge, repeal or replace the ACA or how healthcare measures of the Biden administration will impact the ACA and our business. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high cost employer-sponsored insurance plans and the medical device excise tax, and effective January 1, 2021, also eliminates the health insurer tax. The BBA, among other things, also amended the ACA, effective January 1, 2019, by increasing from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
Other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021 was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in 2013 and will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.
There have been several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the former presidential administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increased patient access to lower cost generic and biosimilar drugs. In particular, on July 24, 2020 and September 13, 2020, the former presidential administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. The former presidential administration and the Biden Administration both issued executive orders intended to favor government procurement from domestic manufacturers. In addition, the former presidential administration issued an executive order specifically aimed at the procurement of pharmaceutical products, which instructed the federal government to develop a list of “essential” medicines and then buy those and other medical supplies that are manufactured, including the manufacture of the API, in the United States. It is unclear whether this executive order or something similar will be implemented by the Biden Administration.
Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The CMS also issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear to what extent these new regulations will be implemented and to what extent these or any future legislation or regulation by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability. We expect additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.19	First Amendment to Lease Agreement.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Report Instance Document - The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - (formatted in Inline XBRL and contained in Exhibit 101)

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

AnaptysBio, Inc.

Date:	August 9, 2021	By:	/s/ Hamza Suria
Hamza Suria
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2021	By:	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)