Form 10-Q
period 2021-09-30
ANAPTYSBIO, INC
filed 2021-11-04
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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

As of November 2, 2021, there were 27,507,922 shares of the Registrant’s Common Stock outstanding.

AnaptysBio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value data)
(unaudited)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$336,328	$250,456
Receivables from collaborative partners	761	—
Short-term investments	37,736	143,197
Prepaid expenses and other current assets	11,759	2,908
Short-term restricted cash	60	—
Total current assets	386,644	396,561
Property and equipment, net	2,413	1,783
Operating lease right-of-use assets	19,778	344
Long-term investments	15,242	17,546
Other long-term assets	258	258
Long-term restricted cash	—	60
Total assets	$424,335	$416,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,717	$4,217
Accrued expenses	14,075	15,262
Current portion of operating lease liability	1,097	342
Total current liabilities	20,889	19,821
Operating lease liability, net of current portion	19,838	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 27,454 shares and 27,356 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	27	27
Additional paid in capital	672,996	660,665
Accumulated other comprehensive loss	(200)	(4)
Accumulated deficit	(289,215)	(263,957)
Total stockholders’ equity	383,608	396,731
Total liabilities and stockholders’ equity	$424,335	$416,552
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$20,890	$—	$62,164	$15,000
Operating expenses:
Research and development	22,221	19,542	71,720	58,458
General and administrative	5,432	4,794	16,101	13,766
Total operating expenses	27,653	24,336	87,821	72,224
Loss from operations	(6,763)	(24,336)	(25,657)	(57,224)
Other income, net:
Interest income	64	625	363	3,583
Other income (expense), net	33	(56)	36	64
Total other income, net	97	569	399	3,647
Net loss	(6,666)	(23,767)	(25,258)	(53,577)
Unrealized loss on available for sale securities	(24)	(494)	(196)	(79)
Comprehensive loss	$(6,690)	$(24,261)	$(25,454)	$(53,656)
Net loss per common share:
Basic and diluted	$(0.24)	$(0.87)	$(0.92)	$(1.96)
Weighted-average number of shares outstanding:
Basic and diluted	27,436	27,316	27,397	27,286
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	27,356	$27	$660,665	$(4)	$(263,957)	$396,731
Shares issued under employee stock plans	11	—	167	—	—	167
Stock-based compensation	—	—	3,315	—	—	3,315
Comprehensive loss, net	—	—	—	(107)	—	(107)
Net loss	—	—	—	—	(18,163)	(18,163)
Balance, March 31, 2021	27,367	27	664,147	(111)	(282,120)	381,943
Shares issued under employee stock plans	66	—	592	—	—	592
Stock-based compensation	—	—	3,690	—	—	3,690
Comprehensive loss, net	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(429)	(429)
Balance, June 30, 2021	27,433	27	668,429	(176)	(282,549)	385,731
Shares issued under employee stock plans	21	—	203	—	—	203
Stock-based compensation	—	—	4,364	—	—	4,364
Comprehensive loss, net	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(6,666)	(6,666)
Balance, September 30, 2021	27,454	$27	$672,996	$(200)	$(289,215)	$383,608
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

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,258)	$(53,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	454	415
Stock-based compensation	11,369	8,521
Accretion/amortization of investments, net	393	239
Amortization of right-of-use assets – operating	1,251	579
Gain on disposal of property and equipment	(15)	—
Changes in operating assets and liabilities:
Receivables from collaborative partners	(761)	—
Prepaid expenses and other assets	(8,541)	(3,481)
Accounts payable and other liabilities	581	(3,790)
Operating lease liabilities	(92)	(641)
Net cash used in operating activities	(20,619)	(51,735)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(26,482)	(156,572)
Sales and maturities of investments	133,348	247,707
Proceeds from the sale of property and equipment	15	—
Purchases of property and equipment	(1,352)	(258)
Net cash provided by investing activities	105,529	90,877
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, upon the exercise of stock options	962	370
Payments on notes payable	—	(1,375)
Net cash provided by (used in) financing activities	962	(1,005)
Net increase in cash, cash equivalents, and restricted cash	85,872	38,137
Cash, cash equivalents and restricted cash, beginning of period	250,516	171,077
Cash, cash equivalents and restricted cash, end of period	$336,388	$209,214
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$4
Non-cash investing and financing activities:
Leased assets obtained in exchange for operating lease liabilities	$20,685	$—
Amounts accrued for property and equipment	$11	$165
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Also, certain reclassifications have been made to 2020 financial information to conform to the current year presentation of other long-term assets, operating lease right-of-use, or “ROU” asset, and operating lease liabilities on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Interim results are not necessarily indicative of results for a full year, particularly in light of the novel coronavirus (“COVID-19”) pandemic, and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions, including the issuance of stay-at-home orders and social distancing guidelines, which have resulted in some businesses suspending operations or experiencing a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business, and delay our development programs and regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Our future research and development expenses and general and administrative expenses may vary significantly if we experience an increased impact from the COVID-19 pandemic on the costs and timing associated with the conduct of our clinical trials and other related business activities, to date there has not been any material delays in clinical operations. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K.

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
Royalty Revenue
We receive royalty revenue on sales by our partners of products covered by patents or contract rights that we own and net sales of their approved drugs, where we have concluded the license is the predominant item to which the royalties relate. We do not have future performance obligations under these license arrangements. We generally satisfy our obligation to grant intellectual property rights on the effective date of the contract. However, we apply the royalty recognition constraint required under the guidance for sales-based royalties which requires a sales-based royalty to be recorded when the underlying sale occurs. Therefore, royalties on sales of products commercialized by our partners are recognized in the quarter the product is sold. Our partners generally report sales information to us on a one quarter lag. Thus, we estimate the expected royalty proceeds based on an analysis of our partners’ historical experience including their publicly announced sales. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter. As of September 30, 2021, there have not been material differences between actual and estimated royalty revenues.
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
The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Options to purchase common stock	3,717	2,838	3,655	2,899

3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment, net
Property and equipment, net consist of the following:

(in thousands)	September 30, 2021	December 31, 2020
Laboratory equipment	$5,679	$5,225
Office furniture and equipment	1,310	976
Leasehold improvements	195	527
Property and equipment, gross	7,184	6,728
Less: accumulated depreciation and amortization	(4,771)	(4,945)
Total property and equipment, net	$2,413	$1,783

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	September 30, 2021	December 31, 2020
Accrued compensation and related expenses	$4,090	$3,688
Accrued professional fees	516	408
Accrued research, development and manufacturing expenses	9,336	10,936
Other	133	230
Total accrued expenses	$14,075	$15,262
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
As of September 30, 2021, the transaction price for the GSK Agreement and Amendment includes the upfront payment, research reimbursement revenue, one-time payment associated with the Amendment, and milestones earned to date, which are allocated in their entirety to the single performance obligation.
We earned and recognized $0.9 million and $2.2 million in royalty revenue during the three and nine months ended September 30, 2021 related to GSK’s net sales of Zejula and JEMPERLI during the period based on estimates of GSK’s sales historical experience. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter.
We earned and recognized four clinical milestones totaling $60.0 million during the nine months ended September 30, 2021. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Milestones recognized through September 30, 2021 under the GSK Agreement are as follows:

	Anti-PD-1 (JEMPERLI/Dostarlimab)		Anti-TIM-3 (GSK4069889A/Cobolimab)		Anti-LAG-3 (GSK40974386)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15	$1.0M	Q3'16
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16	$4.0M	Q2'17
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17	$3.0M	Q4'19
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	—	—	—	—
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	—	—	—	—
Filing of the first BLA(1) - first indication	$10.0M	Q1'20	—	—	—	—
Filing of the first MAA(2) - first indication	$5.0M	Q1'20	—	—	—	—
Filing of the first BLA - second indication	$10.0M	Q1'21	—	—	—	—
First BLA approval - first indication	$20.0M	Q2'21	—	—	—	—
First MAA approval - first indication	$10.0M	Q2'21	—	—	—	—
First BLA approval - second indication	$20.0M	Q3'21	—	—	—	—
(1) Biologics License Application (“BLA”)
(2) Marketing Authorization Application (“MAA”)
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
We recognized $20.9 million and $62.2 million in revenue under the GSK Agreement during the three and nine months ended September 30, 2021, respectively, and $0 and $15.0 million during the three and nine months ended September 30, 2020, respectively.
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
As of September 30, 2021, the transaction price of the BMS Agreement includes the upfront payment, success fees, expense reimbursement, and milestones earned to date, which are allocated in their entirety to the single performance obligation. None of the future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors, including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials and BMS’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to BMS and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones achieved through September 30, 2021 under the BMS Agreement are as follows:

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
There was no revenue recognized under this agreement during the three and nine months ended September 30, 2021 and 2020.
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2021
Money market funds(1)	$312,299	$312,299	$—	$—
Mutual funds(1)	24,462	24,462	—	—
U.S. Treasury securities(2)	35,141	35,141	—	—
Certificates of deposit(2)	2,795	—	2,795	—
Agency securities(2)	971	—	971	—
Commercial and corporate obligations(2)	14,071	—	14,071	—
At December 31, 2020
Money market funds(1)	$188,297	$188,297	$—	$—
Mutual funds(1)	57,153	57,153	—	—
U.S. Treasury securities(2)	107,697	107,697	—	—
Certificates of deposit(2)	2,436	—	2,436	—
Agency securities(2)	21,169	—	21,169	—
Commercial and corporate obligations(2)	29,441	—	29,441	—
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

Available-for-Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in short-term and long-term investments as of September 30, 2021 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$971	$—	$—	$971
Certificates of deposit(2)	2,792	3	—	2,795
Commercial and corporate obligations(3)	14,074	—	(3)	14,071
U.S. Treasury securities(4)	35,134	7	—	35,141
Total available-for-sale investments	$52,971	$10	$(3)	$52,978
(1)    All of our outstanding agency securities have maturity dates of less than one year as of September 30, 2021.
(2)    Of our outstanding certificates of deposit, $1.3 million have maturity dates of less than one year and $1.5 million have a maturity date of between one to two years as of September 30, 2021.
(3)     Of our outstanding commercial and corporate obligations $10.3 million have maturity dates of less than one year and $3.8 million have a maturity date of between one to two years as of September 30, 2021.
(4)    Of our outstanding U.S. Treasury securities $25.2 million have maturity dates of less than one year and $9.9 million have a maturity date of between one to two years as of September 30, 2021.
The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in short-term and long-term investments as of December 31, 2020 are as follows:

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
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2021
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$971	$—	$—	$—	$971	$—
Commercial and corporate obligations	5,575	(3)	—	—	5,575	(3)
Certificates of deposit	721	—	—	—	721	—
Total	$7,267	$(3)	$—	$—	$7,267	$(3)

	December 31, 2020
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$4,999	$(1)	$—	$—	$4,999	$(1)
Commercial and corporate obligations	6,503	(1)	2,399	—	8,902	(1)
US Treasury Securities	35,211	(3)	—	—	35,211	(3)
Total	$46,713	$(5)	$2,399	$—	$49,112	$(5)
As of September 30, 2021 and December 31, 2020, unrealized losses on available-for-sale investments were not material, and accordingly, no allowance for credit losses were recorded.
6. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 27,453,783 shares were issued and outstanding as of September 30, 2021. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at September 30, 2021 are as follows:

Issued and Outstanding:
Stock options	3,663,143
Shares Reserved For:
2017 Equity Incentive Plan	3,239,673
2017 Employee Stock Purchase Plan	1,271,237
Total	8,174,053
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
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the nine months ended September 30, 2021 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	2,920,700	$26.67	7.29	$17,434
Granted	1,056,974	$29.44
Exercises	(98,208)	$9.80
Forfeitures and cancellations	(216,323)	$29.69
Outstanding at September 30, 2021	3,663,143	$27.75	7.28	$26,987
Exercisable at September 30, 2021	1,900,242	$28.02	5.82	$19,554
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

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.7%	0.5%
Expected volatility	93.0%	90.5%
Expected dividend yield	—%	—%
Expected term (in years)	6.18	6.25
Weighted-average grant date fair value per share	$22.32	$13.88
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
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development	$1,773	$926	$4,402	$3,030
General and administrative	2,591	1,879	6,967	5,491
Total	$4,364	$2,805	$11,369	$8,521

At September 30, 2021, there was $31.6 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.42 years. At September 30, 2021, there was $0.1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a remaining weighted-average vesting period of 0.13 years.
8. Commitments and Contingencies
Operating Leases
On November 11, 2020, we entered into an agreement to terminate our sublease (the “Sublease Termination”) with Trex Enterprises Corporation, with respect to facilities in the building at 10455 Pacific Center Court in San Diego, California (the “10455 Building”). The terms of the original sublease with Trex provided for a November 12, 2021 lease expiration. Under the Sublease Termination, we agreed to terminate the sublease agreement on December 15, 2020 with no associated penalty. We recorded a non-cash gain of approximately $0.1 million as other income, in connection with the write-off of the lease liability and corresponding ROU asset. As of September 30, 2021, there was no lease liability and corresponding ROU asset related to the 10455 Building Lease. The non-cancellable office lease for our facilities at 10421 Pacific Center Court in San Diego, California, expired on August 31, 2021, and as of September 30, 2021, there was no related lease liability and corresponding ROU asset.
On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of our ROU assets and lease liabilities. The monthly base rent will be $4.20 per rentable square foot and will be increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of September 30, 2021, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.
Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 4%.

The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Nine Months Ended September 30,
Leases	Classification on the Cash Flow	2021	2020
Operating lease cost	Operating	$1,594	$660
Cash paid for amounts included in the measurement of lease liabilities	Operating	516	722
At September 30, 2021, the future minimum annual obligations for the Company’s operating lease liabilities are as follows (in thousands):

Years Ending December 31,
2021	$189
2022	2,316
2023	2,386
2024	2,457
2025	2,531
Thereafter	15,846
Total minimum payments required	25,725
Less imputed interest	(4,790)
Total	$20,935

Shareholder Litigation
On March 25, 2020, a putative securities class action was filed in the United States District Court for the Southern District of California naming the Company and certain of its current or former officers as defendants. The complaint purports to assert claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our common stock between October 10, 2017 and November 7, 2019 (the “Class Period”). An amended complaint was filed on September 30, 2020 alleging that, during the Class Period, the defendants made material misrepresentations or omissions regarding our etokimab product candidate that artificially inflated our stock price. The plaintiff seeks, among other things, damages in an unspecified amount, as well as costs and expenses. On September 20, 2021, the Court granted defendants’ motion to dismiss the amended complaint with leave to amend. We believe that the plaintiff’s allegations are without merit and intend to vigorously defend against the claims. On May 3, 2021, a shareholder derivative complaint was filed in the same Court based on allegations substantially similar to those in the class action, and purporting to assert claims on the Company’s behalf against current or former officers and directors for alleged violation of Sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment, waste of corporate assets and insider selling. By agreement of the parties and order of the Court, that action is currently stayed pending further developments in the class action described above. Because the Company is in the early stages of these litigation matters, we are unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters.
9. Subsequent Event
Royalty Revenue Monetization
On October 25, 2021, we entered into a Royalty Purchase Agreement with Sagard Healthcare Royalty Partners, LP (“Sagard”) to monetize a portion of our future JEMPERLI royalties and milestones under our GSK Agreement. Upon closing of the transaction with Sagard, which is anticipated by the end of 2021, Sagard will pay us $250.0 million upfront in exchange for royalties payable to us under the GSK Agreement on annual global net sales of JEMPERLI below $1.0 billion starting in October 2021. The royalty rate applicable below the $1.0 billion annual net sales threshold is 8%. Sagard may also receive up to a total of $105.0 million in potential cash milestones, of which $15.0 million are subject to certain future JEMPERLI regulatory filing and approval milestones and up to $90.0 million are subject to certain commercial sales milestones due prior to JEMPERLI achieving the $1.0 billion in annual global net sales threshold.
The aggregate JEMPERLI royalties and milestones to be received by Sagard under this Agreement is capped at certain fixed multiples of the upfront payment based upon time. Once Sagard receives an aggregate of either $312.5 million (125% of the upfront) by the end of 2026, or $337.5 million (135% of the upfront) during 2027 or $412.5 million (165% of the upfront) at any time after 2027, the Royalty Purchase Agreement will expire resulting in us regaining all subsequent JEMPERLI royalties and milestones. The closing of the transaction is subject to the satisfaction of customary closing conditions.

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
•our plans to develop and commercialize antibodies, including our lead product candidate: imsidolimab for patients with generalized pustular psoriasis (“GPP”), skin toxicities associated with treatments with acne and hidradenitis suppurativa;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the nine months ended September 30, 2021, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements.”
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
Imsidolimab, our IL-36R antibody previously referred to as ANB019, inhibits the interleukin-36 receptor (“IL-36R”), and is being developed for the treatment of multiple dermatological inflammatory diseases. We completed a Phase 1 clinical trial in healthy volunteers, which was presented at the European Academy of Allergy and Clinical Immunology in 2018, where imsidolimab was well-tolerated by all subjects, no dose-limiting toxicities were observed, and no serious adverse events were reported among any subjects in the clinical trial. In July 2020, the U.S. Food and Drug Administration (the “FDA”) granted Orphan Drug Designation for imsidolimab for the treatment of patients with GPP. We completed an open-label, multi-dose, single-arm Phase 2 clinical trial of imsidolimab in 8 GPP patients, also referred to as the GALLOP clinical trial, where top-line data through week 16 was presented at the European Academy of Dermatology and Venerology (EADV) Congress on October 2, 2021. In this trial, 6 of 8 (75%) patients treated with imsidolimab monotherapy achieved the primary endpoint of response on the clinical global impression (CGI) scale at week 4 and week 16, without requiring rescue medication. Two of 8 (25%) patients were considered to have not met the primary endpoint because they dropped out of the trial prior to Day 29. The Modified Japanese Dermatology Association severity index total score (mJDA – SI), which incorporates both dermatological and systemic aspects of GPP, decreased for patients on average by 29% at week 1, 54% at week 4 and 58% at week 16. Erythema with pustules, which clinically defines GPP, decreased by 60% at week 1, 94% by week 4 and 98% by week 16. Patients achieved a reduction in the Dermatology Life Quality Index (DLQI), which is a patient-reported measure, of 6 points at week 4 and 11 points by week 16, each of which exceeded the minimal clinically importance difference (MCID) of 4 points. GPP Physician Global Assessment (GPPPGA) scale was implemented by protocol amendment during the course of the trial and was assessed in 4 of the 8 enrolled patients, where zero (clear) or 1 (almost clear) response was achieved in 2 (50%) patients at week 4 and 3 (75%) patients at week 16. Genotypic testing indicated homozygous wild-type IL-36RN, CARD14 and AP1S3 alleles for all 7 tested patients. Through week 16, anti-drug antibodies were only detected in one patient, which occurred at week 12 and did not impact imsidolimab pharmacokinetics or efficacy. Imsidolimab was generally well-tolerated, and most treatment-emergent adverse events were mild to moderate in severity and resolved without sequelae. No infusion or injection site reactions were observed. One patient dropped out of the clinical trial due to a diagnosis of Staphylococcal aureus bacteremia in the first week, which was a serious adverse event deemed to be possibly drug-related. Because the patient was symptomatic prior to dosing and had a prior medical history of bacteremia, a common comorbidity of GPP, we do not believe this event is likely attributable to imsidolimab. Another patient dropped out of the study on Day 22 due to investigator reported inadequate efficacy. One patient contracted COVID-19 during the course of the clinical trial, which was deemed a serious adverse event unrelated to imsidolimab, and did not lead to study discontinuation. While initial GPP epidemiology studies suggested at least 3,000 GPP patients in the United States, medical claims analyses conducted by IQVIA indicate approximately 37,000 unique patients were diagnosed with GPP at least once, and approximately 15,000 unique patients were diagnosed with GPP at least twice, by a physician between 2017 and 2019 using the International Classification of Diseases 10th Revision (ICD-10) billing code pertaining to GPP (L40.1).

We met with the FDA during the second quarter of 2021 for an end-of-Phase 2 meeting to review an orphan disease registration plan for imsidolimab for the treatment of GPP. We have initiated our first Phase 3 trial for imsidolimab for GPP, called GEMINI-1, during the third quarter of 2021. GEMINI-1 will enroll approximately 45 moderate-to-severe GPP patients, each undergoing an active flare at baseline, which will be randomized equally to receive a single dose of 750mg intravenous (IV) imsidolimab, 300mg IV imsidolimab or placebo. The primary endpoint of the Phase 3 program is the proportion of patients achieving clear or almost clear skin as determined by a Generalized Pustular Psoriasis Physician’s Global Assessment (GPPPGA) score of zero or 1 at week 4 of GEMINI-1. Patients completing the GEMINI-1 trial will subsequently be enrolled in GEMINI-2, our second Phase 3 trial for imsidolimab in GPP, where they will receive monthly doses of 200mg subcutaneous imsidolimab or placebo depending upon whether they are responders, partial responders or non-responders to treatment under GEMINI-1. The objective of GEMINI-2 is to assess the efficacy and safety of imsidolimab after 6 months of monthly dosing.
We are conducting a global registry of GPP patients, also referred to as the RADIANCE study, which we anticipate will improve understanding of the patient journey and assist in enrollment of future GPP clinical trials.
We are conducting clinical development of imsidolimab in moderate-to-severe acne. Acne is the most common skin disorder in the United States, with approximately 3 million patients diagnosed with moderate-to-severe disease. Moderate-to-severe acne typically presents with painful papules, pustules, nodules, cysts and scarring. A key contributing factor to the pathogenesis of acne is the immune response to Propionibacterium acnes, or P. acnes, which is associated with upregulated IL-36 cytokine activity, localized inflammation and neutrophil infiltration of the skin. Existing therapies, including isotretinoin and systemic antibiotics, provide variable efficacy for moderate-to-severe acne patients and have practical limitations to their use given potential for clinically meaningful side effects. We are conducting a Phase 2 clinical trial of imsidolimab, called ACORN, where 120 patients will be randomized equally between two dose levels of imsidolimab and placebo, for the treatment of moderate-to-severe acne, and we anticipate top-line data during the first half of 2022.
We are conducting clinical development of imsidolimab in hidradenitis suppurativa, also known as acne inversa, which is a chronic inflammatory skin disease characterized by painful nodules in intertriginous areas that can progress to abscesses, sinus tracks and scarring. Current treatment options for hidradenitis suppurativa, including antibiotics, corticosteroids and anti-TNF therapy, have variable efficacy in moderate-to-severe patients, which often leads to surgery for removal of hidradenitis suppurativa nodules. Human translational studies have demonstrated elevated IL-36 cytokine expression in hidradenitis suppurativa skin biopsies, and we believe treatment of moderate-to-severe hidradenitis suppurativa with imsidolimab may lead to therapeutic benefit for this patient population. Moderate-to-severe hidradenitis suppurativa affects approximately 150,000 adults in the United States. We are conducting a Phase 2 clinical trial of imsidolimab in moderate-to-severe hidradenitis suppurativa, called HARP, where 120 patients will be randomized equally between two dose levels of imsidolimab and placebo, and we anticipate top-line data during the second half of 2022.
We are discontinuing imsidolimab clinical development for EGFR-mediated skin toxicities and ichthyosis due to evolving clinical landscapes for these indications and slower than anticipated enrollment in our planned clinical trials.
Our second wholly-owned program, rosnilimab, previously referred to as ANB030, is an anti-PD-1 agonist antibody program designed to augment PD-1 signaling through rosnilimab treatment to suppress T-cell driven human inflammatory diseases. Genetic mutations in the PD-1 pathway are known to be associated with increased susceptibility to human inflammatory diseases, and hence we believe that rosnilimab is applicable to diseases where PD-1 checkpoint receptor function may be under-represented. We presented preclinical data for rosnilimab at the Festival of Biologics Annual Meeting in March 2020, including translational data demonstrating in vitro activity of rosnilimab in alopecia areata patient samples. We initiated a Phase 1 healthy volunteer clinical trial in the first half of 2020, which is designed to assess the safety, pharmacokinetics and pharmacodynamics of rosnilimab in single and multiple ascending dose cohorts. We anticipate top-line safety, pharmacokinetic and pharmacodynamic data from this Phase 1 clinical trial during the fourth quarter of 2021. We plan to initiate a Phase 2 clinical trial of rosnilimab in alopecia areata in the fourth quarter of 2021. We continue to assess clinical development opportunities for rosnilimab in additional indications, including vitiligo and rheumatoid arthritis, and will make decisions pending additional data.
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
In addition to our wholly-owned antibody programs, multiple Company-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. We have received to date approximately $226.0 million in cash receipts from collaborations. Our collaborations include an immuno-oncology-focused collaboration with GlaxoSmithKline, Inc. (“GSK”) and an inflammation-focused collaboration with Bristol-Myers Squibb (“BMS”). A Biologics License Application (“BLA”) for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called JEMPERLI (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (“dMMREC”). This is the first AnaptysBio-generated antibody, of eight currently under clinical development, to obtain FDA approval. We earned a $20.0 million milestone payment as a result of this FDA approval. In addition, in April 2021 the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for JEMPERLI for use in women with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen, which approval makes JEMPERLI the first anti-PD-1 therapy available for endometrial cancer in Europe. We earned a $10.0 million milestone payment as a result of this approval. A second BLA submitted by GSK was accepted by the FDA during the first quarter of 2021 for JEMPERLI in pan-deficient mismatch repair tumors (“PdMMRT”). We received a $10.0 million cash milestone payment upon the FDA acceptance of GSK’s second FDA BLA for JEMPERLI and received $20.0 million cash milestone payment in September 2021, upon FDA approval of this second FDA BLA of JEMPERLI in August. JEMPERLI is currently in clinical development for various solid tumor indications, including dMMREC, PdMMRT, colorectal cancer, ovarian cancer, non-small cell lung cancer, cervical cancer, rectal cancer, clear cell sarcoma and head-and-neck squamous cell carcinoma. In June 2021, GSK estimated potential peak annual global JEMPERLI sales on a non-risk adjusted basis of £1-£2 billion, which is currently equal to approximately $1.4 to $2.8 billion at current exchange rates, for currently approved indications and first-line use in endometrial and ovarian cancer only. In October 2020, we amended our GSK collaboration to increase royalties on global net sales of JEMPERLI to 8% on annual global net sales below $1.0 billion and 12-25% of annual global net sales above $1.0 billion, add a 1% royalty rate on GSK’s global net sales of Zejula and received a one-time cash payment of $60.0 million. In October 2021, we announced the signing of a royalty monetization agreement with Sagard Healthcare Royalty Partners where we would receive a $250.0 million payment upon closing, which is anticipated by the end of 2021, in exchange of JEMPERLI royalties due to us on annual commercial sales below $1.0 billion and certain future milestones starting in October 2021. The aggregate JEMPERLI royalties and milestones to be received by Sagard under this Agreement is capped at certain fixed multiples of the upfront payment based upon time. The closing of the transaction is subject to the satisfaction of customary closing conditions.
Following the anticipated closing of the Sagard royalty monetization transaction by the end of 2021, we anticipate ending 2021 with approximately $600.0 million in cash and will continue to operate in a capital-efficient manner.
For more information about these collaborations, see Note 4 — Collaborative Research and Development Agreements in the accompanying notes to the consolidated financial statements.

The following table summarizes certain key information about our wholly-owned and partnered product candidates:

Antibody Program	Therapeutic Indication	Discovery	Preclinical	Phase 1	Phase 2	Phase 3	Commercial Rights
Imsidolimab (ANB019): Anti-IL-36R	Generalized Pustular Psoriasis			Phase 1 Data Presented at EAACI 2018	GALLOP: Phase 2 Data Presented At EADV Congress on October 2nd 2021	Phase 3 Initiated Q3 2021	AnaptysBio
	Acne Vulgaris				ACORN: Topline Data Anticipated H1 2022		
	Hidradenitis Suppurativa				HARP: Topline Data Anticipated H2 2022		
Rosnilimab (ANB030): Anti-PD-1 Agonist	Alopecia Areata			Phase 1 Top-Line Data Anticipated Q4 2021	Phase 2 Initiation Anticipated in Q4 2021		
ANB032: Anti-BTLA Modulator	Inflammatory Diseases			Topline Phase 1 Data Anticipated H1 2022			
JEMPERLI (dostarlimab): Anti-PD-1 Antagonist	dMMR Endometrial Cancer					US BLA and EU MAA Approved April 2021	gsk
	dMMR Pan-Tumor					US BLA Approved August 2021	
	Ovarian Cancer				OPAL: Ongoing	FIRST: Ongoing	
	NSCLC				PERLA: Ongoing		
Cobolimab (GSK4069889): Anti-TIM-3 Antagonist	NSCLC				COSTAR: Dostarlimab Combination Trial Ongoing		
GSK4074386: Anti-LAG-3 Antagonist	Immuno-Oncology				CITRINO: Dostarlimab Combination Trial Ongoing		
TSR-075: Anti-PD-1/ LAG-3 Bispecific	Immuno-Oncology		IND-Enabling Studies Ongoing				
CC-90006: Anti-PD-1 Agonist	Psoriasis			Ongoing			Bristol-Myers Squibb
Undisclosed	Inflammation		Ongoing

COVID-19
We are continuing to proactively monitor and assess the COVID-19 global pandemic. The full impact of the COVID-19 pandemic is inherently uncertain. Our ongoing clinical trials have been, and may continue to be, affected by the closure of offices, or country borders, among other measures being put in place around the world.
The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing or modifying employee travel, moving to full remote work, and cancelling physical participation in meetings, events, and conferences). While we have begun to re-open our offices, we continue to allow remote work, we continue to monitor developments of the COVID-19 pandemic and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, patients, and business partners. We have implemented appropriate safety measures, following guidance from the Center for Disease Control and the Occupational Safety and Health Administration.
The extent of the impact of the COVID-19 pandemic on our future liquidity and operational performance will depend on certain developments, including the duration and spread of the outbreak, including its variants, the availability and effectiveness of vaccines, the impact on our clinical trials, patients, and collaboration partners, and the effect on our suppliers.

Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through September 30, 2021, we have received $226.0 million in cash in non-dilutive funding from our collaborators.
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
We have completed Phase 1 clinical trials and have ongoing Phase 2 and 3 clinical trials for imsidolimab and ongoing Phase 1 clinical trials for rosnilimab and ANB032. We expect our research and development expenses to be higher for the foreseeable future as we continue to advance our product candidates into larger clinical trials.
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
Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Collaboration Revenue
Collaboration revenue consists of both milestone payments under the collaborations, and royalty payments. We recognized $20.0 million and $0 million in milestone revenue for the three months ended September 30, 2021 and 2020, respectively, related to milestone payments associated with JEMPERLI, the anti-PD-1 antagonist antibody partnered with GSK. For the third quarter of 2021, milestone revenue reflects $20.0 million for first BLA approval in a second indication.
We recognized $60.0 million and $15.0 million in milestone revenue for the nine months ended September 30, 2021 and 2020, respectively, related to milestone payments associated with JEMPERLI, the anti-PD-1 antagonist antibody partnered with GSK. For the nine months ended September 30, 2021, milestone revenue reflects $10.0 million for successful filing of the first BLA in a second indication for JEMPERLI, $20.0 million for first BLA approval in a first indication, $10.0 million for first MAA approval in a first indication, and $20.0 million for first BLA approval in a second indication. For the nine months ended September 30, 2020, milestone revenue reflects $10.0 million for successful filing of the first BLA in a first indication and $5.0 million for successful filing of the first MAA in a first indication.
We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Royalty revenue is a function of our partners' product sales and the applicable royalty rate. During the three and nine months ended September 30, 2021, we recognized $0.9 million and $2.2 million, respectively, related to the net sales of GSK’s Zejula and JEMPERLI, which we estimated based on GSK’s historical sales.
Research and Development Expenses
Research and development expenses were $22.2 million during the three months ended September 30, 2021 compared to $19.5 million during the three months ended September 30, 2020 for an increase of $2.7 million, primarily due to a $2.3 million increase in clinical expenses, $1.6 million increase in salaries and related expenses, including stock compensation expense, and a $0.9 million increase in other research and development expenses, offset by a $2.1 million decrease in outside services for manufacturing expenses.
Research and development expenses were $71.7 million during the nine months ended September 30, 2021 compared to $58.5 million during the nine months ended September 30, 2020 for an increase of $13.2 million, primarily due to a $9.2 million increase in clinical expenses, $4.7 million increase in salaries and related expenses, including stock compensation expense, and a $2.4 million increase in other research and development expenses, offset by a $3.1 million decrease in outside services for manufacturing expenses.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
External Costs
Imsidolimab	$9,333	$6,402	$2,931	$33,803	$15,218	$18,585
Rosnilimab	1,969	1,372	597	6,160	3,011	3,149
ANB032	2,249	3,345	(1,096)	4,927	7,607	(2,680)
Etokimab	(465)	1,714	(2,179)	(375)	13,605	(13,980)
Preclinical and other unallocated costs	3,158	2,278	880	9,538	6,013	3,525
Total External Costs	16,244	15,111	1,133	54,053	45,454	8,599
Internal Costs	5,977	4,431	1,546	17,667	13,004	4,663
Total Costs	$22,221	$19,542	$2,679	$71,720	$58,458	$13,262
General and Administrative Expenses
General and administrative expenses were $5.4 million during the three months ended September 30, 2021 compared to $4.8 million during the three months ended September 30, 2020 for an increase of $0.6 million, primarily due to a $0.8 million increase in personnel costs including stock compensation expense, $0.1 million increase in insurance expense, offset by a $0.3 million decrease in legal expense.
General and administrative expenses were $16.1 million during the nine months ended September 30, 2021 compared to $13.8 million during the nine months ended September 30, 2020 for an increase of $2.3 million, primarily due to a $2.3 million increase in personnel costs including stock compensation expense, $0.4 million increase in insurance expense, $0.2 million increase in other general and administrative expenses, offset by a $0.6 million decrease in legal expense.
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
Interest Income
Interest income was $0.1 million and $0.4 million during the three and nine months ended September 30, 2021, respectively, and was $0.6 million and $3.6 million during the three and nine months ended September 30, 2020 which primarily related to our short-term and long-term investments, the balance of which decreased during the periods as a result of funding our clinical trial programs. The decrease in interest income is also attributable to lower interest rates during the three and nine months ended September 30, 2021 and a decrease in investment balances as of September 30, 2021.
Other Income (Expense), Net
Other income (expense), net was less than $0.1 million for both the three and nine months ended September 30, 2021, and was a loss of less than $0.1 million for the three months and a gain of less than $0.1 million for the nine months ended September 30, 2020, respectively, which primarily related to foreign exchange transactions through our Australian subsidiary and with our foreign CROs and CMOs.
Liquidity and Capital Resources
From our inception through September 30, 2021, we have received an aggregate of $866.4 million to fund our operations, which included $621.3 million from the sale of equity securities, $226.0 million from our collaboration agreements and $19.1 million from venture debt. As of September 30, 2021, we had $389.3 million in cash, cash equivalents and investments.

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
Specific to our collaboration agreement with GSK, JEMPERLI is currently in clinical development for various solid tumor indications. Earlier in 2021, we received additional milestones from GSK, as outlined above, following the acceptance and approval of BLA and EMA filings of JEMPERLI for the PdMMRT indication. Our amended GSK Agreement also includes a 1% royalty less third-party royalty deductions on GSK’s global net sales of Zejula that began in 2021.
In October 2021, we announced the signing of a royalty monetization agreement with Sagard Healthcare Royalty Partners where we would receive a $250.0 million payment upon closing, which is anticipated by the end of 2021, in exchange of JEMPERLI royalties due to us on annual commercial sales below $1.0 billion and certain future milestones starting in October 2021. The aggregate JEMPERLI royalties and milestones to be received by Sagard under this Agreement is capped at certain fixed multiples of the upfront payment based upon time. The closing of the transaction is subject to the satisfaction of customary closing conditions.
Following the anticipated closing of the Sagard royalty monetization transaction by the end of 2021, we anticipate ending 2021 with approximately $600.0 million in cash and will continue to operate in a capital-efficient manner.
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
Cash, cash equivalents and investments totaled $389.3 million as of September 30, 2021, compared to $411.2 million as of December 31, 2020. We believe that our existing cash, cash equivalents and investments, together with the proceeds from our royalty monetization agreement, will fund our current operating plan for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.

Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(20,619)	$(51,735)
Investing activities	105,529	90,877
Financing activities	962	(1,005)
Net increase in cash, cash equivalents, and restricted cash	$85,872	$38,137
Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2021 of $20.6 million was primarily due to our net loss of $25.3 million, adjusted for addbacks for non-cash expenses of $13.5 million, which includes stock-based compensation and amortization of operating right-of-use assets, and net decreases in working capital of $8.8 million. Net cash used in operating activities during the nine months ended September 30, 2020 of $51.7 million was primarily due to our net loss of $53.6 million, adjusted for non-cash expenses of $9.8 million, which includes stock-based compensation and amortization of operating right-of-use assets, and net decreases in working capital of $7.9 million.
Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2021 and 2020 of $105.5 million and $90.9 million, respectively, primarily relates to the timing of our investment maturities, which were used to fund our operating expenses.
Financing Activities
The net cash provided by financing activities during the nine months ended September 30, 2021 of $1.0 million related to the issuance of common stock upon the exercise of stock options. The net cash used in financing activities during the nine months ended September 30, 2020 of $1.0 million primarily related to principal and final payments of $1.4 million made on our Term Loans, offset by $0.4 million in proceeds from the issuance of common stock upon the exercise of stock options.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K filed with the SEC on February 25, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of September 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The manufacture of biotechnology products is complex, and manufacturers often encounter difficulties in production, including as a result of disruptions to supply chains. If we or any of our third-party manufacturers encounter any loss of our master cell banks or if any of our third-party manufacturers encounter other difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide product candidates for clinical trials or our products to patients, once approved, could be delayed or stopped.
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
Furthermore, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments for the relevant disease. We may not be able to initiate our planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. More specifically, some of our product candidates, including imsidolimab, initially target indications that are very rare, which can prolong the clinical trial timeline for the regulatory process if sufficient patients cannot be enrolled in a timely manner. We recently discontinued imsidolimab clinical development for certain indications due, in part, to slower than anticipated enrollment in planned clinical trials.
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
The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing or modifying employee travel, moving to full remote work, and cancelling physical participation in meetings, events and conferences). As we begin to re-open our offices and continue to monitor developments of the COVID-19 pandemic, we will continue to allow some remote work, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and patients. In response to the COVID-19 pandemic, we initially limited our office to only those employees completing laboratory-based tasks essential to our development efforts, or “essential” employees, and are starting to allow other employees to work in our office with certain precautions in place that we believe will ensure our employees’ safety and wellbeing. Certain jurisdictions have begun re-opening only to return to restrictions due to increases in new COVID-19 cases and the emergence of new variant strains of COVID-19. Even in areas where “stay-at-home” restrictions have been lifted and the number of cases of COVID-19 has declined, many individuals remain cautious about resuming activities such as preventive-care medical visits. Additionally, the emergence of new variant strains of COVID-19 in regions that have reopened has necessitated, and may in the future necessitate, renewed government restrictions. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among our workforce due to the COVID-19 pandemic on a case-by-case basis, and there can be no assurances that our measures will be sufficient to protect our employees in our workplace, and they may be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.
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
For our anti-inflammatory checkpoint modulator antibody programs, our competitors include CC-90006 (BMS), which is an anti-PD-1 agonist antibody developed under our partnership with BMS, a BTLA modulator antibody called LY3361237 being developed by Eli Lilly, a PD-1 agonist antibody called LY3462817 also being developed by Eli Lilly and two PD-1 agonist antibodies called PT627 and PT001 being developed by Pandion Therapeutics who is being acquired by Merck. Our competitors in moderate-to-severe alopecia areata include topical and oral corticosteroids, topical immunotherapy (diphencyprone, dinitrochlorobenzene, squaric acid dibutyl ester), calcineurin inhibitors (tacrolimus, pimecrolimus), prostaglandins and janus kinase inhibitors (tofacitinib, rixolitinib) currently in development.
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
The manufacture of biologics is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, including as a result of disruptions to supply chains, our ability to provide supply of our product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our products for patients, if approved, could be delayed or stopped.
The process of manufacturing biologics is complex, highly-regulated and subject to multiple risks. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply or supply chain disruptions. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. Moreover, if the FDA determines that our manufacturer is not in compliance with FDA laws and regulations, including those governing current good manufacturing practices (“cGMPs”), the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. We had $62.2 million in collaboration revenue and our net loss was $25.3 million for the nine months ended September 30, 2021 and a net loss of $53.6 million for the nine months ended September 30, 2020, with $15.0 million in collaboration revenue. As of September 30, 2021, we had an accumulated deficit of $289.2 million.
We have financed our operations primarily through our initial public offering of common stock in January 2017, our follow-on public offerings of common stock in October 2017 and September 2018, private placements of our preferred stock,the issuance of debt and our royalty monetization agreement. We have devoted substantially all of our efforts to research and development. We have only recently initiated clinical development for three of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. Our revenue has been historically derived from amortization of upfront payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. Our ability to generate future product revenue from our current or future product candidates depends on a number of additional factors, including our ability (or as applicable our collaborators’ ability) to:
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
As a research and development company, our operations have consumed substantial amounts of cash since our inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue our discovery and preclinical development to identify new clinical candidates, and we and our collaborators conduct clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we incur additional costs associated with operating as a public company. We believe that our existing cash, cash equivalents and investments as of September 30, 2021, together with the proceeds from our royalty monetization agreement, will fund our current operating plan for at least the next 12 months. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we continue to move our product candidates through preclinical studies, submit INDs or foreign equivalents and conduct clinical development, we may have adverse results requiring us to find new product candidates. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through collaboration agreements to continue development of our product candidates.
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
Failure to complete our royalty monetization agreement with Sagard Healthcare Royalty Partners, which is subject to closing conditions, may materially and adversely impact our expected financial performance.
In October 2021, we announced the signing of a royalty monetization agreement with Sagard Healthcare Royalty Partners where we would receive a $250 million payment upon closing. The closing of the royalty monetization transaction is subject to certain conditions, some of which are out of our control. There can be no assurance when or whether these conditions will be satisfied or, to the extent waivable, waived or the occurrence of any effect, event, development or change will not transpire. While we anticipate closing the transaction by the end of 2021, there can be no assurance that the transaction will be completed on this timeline, or at all. If it is not completed for any reason, we would not receive our expected payments under the agreement, which could have a material adverse impact on our future expected financial performance.
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

AnaptysBio, Inc.

Date:	November 4, 2021	By:	/s/ Hamza Suria
Hamza Suria
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2021	By:	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)