Form 10-K
period 2021-12-31
ANAPTYSBIO, INC
filed 2022-03-07
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates of the registrant was $489,310,431 as of June 30, 2021.
The number of shares of Registrant’s Common Stock outstanding was 27,672,428 as of March 3, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders, scheduled to be held on June 23, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•our use of the net proceeds from our public offerings and other financing transactions;
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
Imsidolimab, our IL-36R antibody previously referred to as ANB019, inhibits the interleukin-36 receptor (“IL-36R”), and is being developed for the treatment of multiple dermatological inflammatory diseases. We completed a Phase 1 clinical trial in healthy volunteers, which was presented at the European Academy of Allergy and Clinical Immunology in 2018, where imsidolimab was well-tolerated by all subjects, no dose-limiting toxicities were observed, and no serious adverse events were reported among any subjects in the clinical trial. In July 2020, the U.S. Food and Drug Administration (the “FDA”) granted Orphan Drug Designation for imsidolimab for the treatment of patients with GPP. We completed an open-label, multi-dose, single-arm Phase 2 clinical trial of imsidolimab in 8 GPP patients, also referred to as the GALLOP clinical trial, where top-line data through week 16 was presented at the European Academy of Dermatology and Venerology (EADV) Congress on October 2, 2021. In this trial, 6 of 8 (75%) patients treated with imsidolimab monotherapy achieved the primary endpoint of response on the clinical global impression (“CGI”) scale at week 4 and week 16, without requiring rescue medication. Two of 8 (25%) patients were considered to have not met the primary endpoint because they dropped out of the trial prior to Day 29. The Modified Japanese Dermatology Association severity index total score (mJDA-SI), which incorporates both dermatological and systemic aspects of GPP, decreased for patients on average by 29% at week 1, 54% at week 4 and 58% at week 16. Erythema with pustules, which clinically defines GPP, decreased by 60% at week 1, 94% by week 4 and 98% by week 16. Patients achieved a reduction in the Dermatology Life Quality Index (DLQI), which is a patient- reported measure, of 6 points at week 4 and 11 points by week 16, each of which exceeded the minimal clinically importance difference (MCID) of 4 points. GPP Physician Global Assessment (GPPPGA) scale was implemented by protocol amendment during the course of the trial and was assessed in 4 of the 8 enrolled patients, where zero (clear) or 1 (almost clear) response was achieved in 2 (50%) patients at week 4 and 3 (75%) patients at week 16. Genotypic testing, available for 7 of the 8 patients enrolled, indicated homozygous wild-type IL-36RN, CARD14 and AP1S3 alleles. Through week 16, anti-drug antibodies were only detected in one patient, which occurred at week 12 and did not impact imsidolimab pharmacokinetics or efficacy. Imsidolimab was generally well-tolerated, and most treatment-emergent adverse events were mild to moderate in severity and resolved without sequelae. No infusion or injection site reactions were observed. One patient dropped out of the clinical trial due to a diagnosis of Staphylococcal aureus bacteremia in the first week, which was a serious adverse event deemed to be possibly drug-related. Because the patient was symptomatic prior to dosing and had a prior medical history of bacteremia, a common comorbidity of GPP, we do not believe this event is likely attributable to imsidolimab. Another patient dropped out of the study on Day 22 due to investigator reported inadequate efficacy. One patient contracted COVID-19 during the course of the clinical trial, which was deemed a serious adverse event unrelated to imsidolimab, and did not lead to study discontinuation. While initial GPP epidemiology studies suggested at least 3,000 GPP patients in the United States, medical claims analyses conducted by IQVIA indicate approximately 37,000 unique patients were diagnosed with GPP at least once, and approximately 15,000 unique patients were diagnosed with GPP at least twice, by a physician between 2017 and 2019 using the International Classification of Diseases 10th Revision (ICD-10) billing code pertaining to GPP (L40.1).
We met with the FDA during the second quarter of 2021 for an end-of-Phase 2 meeting to review an orphan disease registration plan for imsidolimab for the treatment of GPP. We initiated our first Phase 3 trial for imsidolimab for GPP, called GEMINI-1, during the third quarter of 2021. GEMINI-1 will enroll approximately 45 moderate-to-severe GPP patients, each undergoing an active flare at baseline, which will be randomized equally to receive a single dose of 750mg intravenous (IV) imsidolimab, 300mg IV imsidolimab or placebo. The primary endpoint of the Phase 3 program is the proportion of patients achieving clear or almost clear skin as determined by a Generalized Pustular Psoriasis Physician’s Global Assessment (GPPPGA) score of zero or 1 at week 4 of GEMINI-1. Patients completing the GEMINI-1 trial will subsequently be enrolled in GEMINI-2, our second Phase 3 trial for imsidolimab in GPP, where they will receive monthly doses of 200mg subcutaneous imsidolimab or placebo depending upon whether they are responders, partial responders or non-responders in treatment under GEMINI-1. The objective of GEMINI-2 is to assess the efficacy and safety of imsidolimab after 6 months of monthly dosing.

We are conducting a global registry of GPP patients, also referred to as the RADIANCE study, which we anticipate will improve understanding of the patient journey and assist in enrollment of future GPP clinical trials.
We are conducting clinical development of imsidolimab in moderate-to-severe acne. Acne is the most common skin disorder in the United States, with approximately 3 million patients diagnosed with moderate-to-severe disease. Moderate-to-severe acne typically presents with painful papules, pustules, nodules, cysts and scarring. A key contributing factor to the pathogenesis of acne is the immune response to Propionibacterium acnes, or P. acnes, which is associated with upregulated IL-36 cytokine activity, localized inflammation, and neutrophil infiltration of the skin. Existing therapies, including isotretinoin and systemic antibiotics, provide variable efficacy for moderate-to-severe acne patients and have practical limitations to their use given potential for clinically meaningful side effects. We are conducting a Phase 2 clinical trial of imsidolimab, called ACORN, where 120 patients will be randomized equally between two dose levels of imsidolimab and placebo, for the treatment of moderate-to-severe acne, and we anticipate top-line data during the first half of 2022.
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
Our second wholly-owned program, rosnilimab, previously referred to as ANB030, is an anti-PD-1 agonist antibody program designed to augment PD-1 signaling through rosnilimab treatment to suppress T-cell driven human inflammatory diseases. Genetic mutations in the PD-1 pathway are known to be associated with increased susceptibility to human inflammatory diseases, and hence we believe that rosnilimab is applicable to diseases where PD-1 checkpoint receptor function may be under-represented. We presented preclinical data for rosnilimab at the Festival of Biologics Annual Meeting in March 2020, including translational data demonstrating in vitro activity of rosnilimab in alopecia areata patient samples. We announced positive top-line data from a healthy volunteer Phase 1 clinical trial of rosnilimab in November 2021. A total of 144 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where single ascending dose (SAD) cohorts were administered single subcutaneous or intravenous doses of rosnilimab ranging between 0.02mg to 600mg or placebo, while multiple ascending dose (MAD) cohorts received four weekly subcutaneous doses of rosnilimab ranging between 60mg and 400mg or placebo. Dose escalation was conducted subsequent to data safety monitoring board review of safety and tolerability parameters following each single and multiple ascending dose level. Rosnilimab was generally well-tolerated and no dose limiting toxicities were observed. The most frequent adverse event reported among SAD cohorts was increased circulating C-reactive protein levels of mild severity in nine (10%) rosnilimab-dosed subjects occurring sporadically in a dose-independent manner and a severe occurrence in one (3.3%) placebo-dosed subject. MAD cohorts reported headache as the most frequent adverse event with mild occurrences in three (12.5%) rosnilimab-dosed subjects and none in placebo subjects. Mild injection site reactions were observed in two subjects (11.1%) administered with multiple subcutaneous rosnilimab doses. Two serious adverse events were reported in single dose cohorts, including obstructive pancreatitis in a placebo-dosed subject and COVID-19 infection in a rosnilimab-dosed subject leading to discontinuation which was deemed unrelated to treatment. No serious adverse events were reported in subjects receiving multiple doses of rosnilimab or placebo.
Pharmacokinetic analyses demonstrated a favorable profile for rosnilimab with an estimated two-week half-life for subcutaneous and intravenous routes of administration and approximately 80% bioavailability. Low-titer anti-drug antibodies were detected at low single dose levels in 19 (21%) rosnilimab-dosed subjects, but none were detected in high single dose or multiple dose subjects. Full PD-1 receptor occupancy was observed rapidly during the first week following single subcutaneous rosnilimab doses at or above 60mg, and was maintained for at least 30 days at or above 200mg single subcutaneous doses. These data support monthly subcutaneous dosing of rosnilimab for future patient trials. Rosnilimab’s pharmacodynamic activity resulted in rapid and sustained reduction in the quantity and functional activity of PD-1+ T cells, which are known to be pathogenic drivers of inflammatory diseases. Conventional T (Tcon) cells (CD3+, CD25 low) expressing PD-1, which represented approximately 25% of peripheral T cells at baseline, were reduced by 50%, including in both CD4+ and CD8+ subsets, in a dose-dependent manner and in correlation with receptor occupancy. This effect was maximized on high-PD-1 expressing Tcon cells, which represented approximately 5% of peripheral T cells, with 90% reduction relative to baseline. Conversely, total T cells (CD3+), total Tcon cells (CD3+, CD25low) and total regulatory T (Treg) cells (CD3+, CD4+, CD25 bright, CD127-) were unchanged (<5% change from baseline), resulting in a favorable shift in the ratio of PD-1+ Tcon cells to total Treg cells post-treatment. No effect (<5% reduction from baseline) was observed on any of the aforementioned cell types in placebo-dosed subjects. In addition, an antigen-specific functional T cell recall response, measured as ex vivo interferon-

gamma released in response to tetanus toxoid challenge, was inhibited in a receptor occupancy dependent manner and was consistent with the observed reduction of PD-1+ Tcon cells, to a maximum of approximately 90% relative to baseline within 30 days following single rosnilimab dose, while placebo administration had no effect. Based upon these data, we believe rosnilimab’s in vivo mechanism has the potential to treat T-cell driven human inflammatory diseases. During the fourth quarter of 2021, we initiated AZURE, a randomized placebo-controlled 45-patient Phase 2 trial of rosnilimab in moderate-to-severe alopecia areata patients with at least 50% scalp hair loss for at least 6 months prior to enrollment, where the primary endpoint is change in severity of alopecia tool (SALT) relative to baseline. We continue to assess clinical development opportunities for rosnilimab in additional indications, including vitiligo and rheumatoid arthritis, and will make decisions pending additional data.
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
In addition to our wholly-owned antibody programs, multiple Company-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. We have received to date approximately $226.9 million in cash receipts from collaborations. Our collaborations include an immuno-oncology-focused collaboration with GlaxoSmithKline, Inc. (“GSK”) and an inflammation-focused collaboration with Bristol-Myers Squibb (“BMS”). A Biologics License Application (“BLA”) for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called JEMPERLI (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (“dMMREC”). This is the first AnaptysBio-generated antibody, of eight currently under clinical development, to obtain FDA approval. We earned a $20.0 million milestone payment as a result of this FDA approval. In addition, in April 2021 the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for JEMPERLI for use in women with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen, which approval makes JEMPERLI the first anti-PD-1 therapy available for endometrial cancer in Europe. We earned a $10.0 million milestone payment as a result of this approval. A second BLA submitted by GSK was accepted by the FDA during the first quarter of 2021 for JEMPERLI in pan-deficient mismatch repair tumors (“PdMMRT”). We received a $10.0 million cash milestone payment upon the FDA acceptance of GSK’s second FDA BLA for JEMPERLI and received $20.0 million cash milestone payment in September 2021, upon FDA approval of this second FDA BLA of JEMPERLI in August. JEMPERLI is currently in clinical development for various solid tumor indications, including dMMREC, PdMMRT, colorectal cancer, ovarian cancer, non-small cell lung cancer, cervical cancer, rectal cancer, clear cell sarcoma and head-and-neck squamous cell carcinoma. GSK is conducting combination trials of dostarlimab with Zejula, belantamab mafodotin (BCMA ADC), GSK6097608 (anti-CD96) and GSK3745417 (STING agonist). In addition, under GSK’s collaboration with iTeos Therapeutics, dostarlimab is being developed in combination with EOS-448 (anti-TIGIT) and inupadenant (A2A receptor antagonist) in various solid tumor indications, including registration-directed trials combining dostarlimab and EOS-448 for first-line PD-L1 high non-small cell lung cancer (NSCLC) patients, head and neck squamous cell cancer (HNSCC) and a third undisclosed indication. In June 2021, GSK publicly disclosed estimated potential peak annual global JEMPERLI sales on a non-risk adjusted basis of £1-£2 billion, which is currently equal to approximately $1.4 to $2.7 billion based on the GBP to USD exchange rate as of December 31, 2021, for currently approved indications and first-line use in endometrial and ovarian cancer only. In October 2020, we amended our GSK collaboration to increase royalties on global net sales of JEMPERLI to 8% on annual global net sales below $1.0 billion and 12-25% of annual global net sales above $1.0 billion, add a 1% royalty rate on GSK’s global net sales of Zejula and received a one-time cash payment of $60.0 million. In October 2021, we signed a royalty monetization agreement (“Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners (“Sagard”). Pursuant to this transaction, we received a $250.0 million payment upon closing in December 2021, in exchange for JEMPERLI royalties due to us on annual commercial sales below $1.0 billion and certain future milestones starting in October 2021. The aggregate JEMPERLI royalties and milestones to be received by Sagard under the Royalty Monetization Agreement is capped at certain fixed multiples of the upfront payment based upon time. For more information about these collaborations, see “— Collaborations”.
Following the closing of the Sagard royalty monetization transaction, we ended 2021 with $615.2 million in cash, cash equivalents and investments and intend to continue to operate in a capital-efficient manner.

Our Product Candidates
The following table summarizes certain key information about our wholly-owned and partnered product candidates:

Antibody Program	Therapeutic Indication	Discovery	Preclinical	Phase 1	Phase 2	Phase 3	Commercial Rights
		Development Stage & Anticipated Milestones					
Imsidolimab (ANB019): Anti-IL-36R	Generalized Pustular Psoriasis			Phase 1 Data Presented at EAACI 2018	GALLOP: Phase 2 Data Presented At EADV Congress on October 2nd 2021	Phase 3 Initiated Q3 2021	AnaptysBio
	Acne Vulgaris				ACORN: Topline Data Anticipated H1 2022		
	Hidradenitis Suppurativa				HARP: Topline Data Anticipated H2 2022		
Rosnilimab (ANB030): Anti-PD-1 Agonist	Alopecia Areata			Phase 1 Top-Line Data Announced Nov 2021	AZURE: Phase 2 Initiated Q4 2021		
ANB032: Anti-BTLA Modulator	Inflammatory Diseases			Topline Phase 1 Data Anticipated H1 2022			
JEMPERLI (dostarlimab): Anti-PD-1 Antagonist	dMMR Endometrial Cancer					US BLA and EU MAA Approved April 2021	GSK
	dMMR Pan-Tumor					US BLA Approved August 2021	
	Ovarian Cancer				OPAL: Ongoing	FIRST: Ongoing	
	NSCLC				PERLA: Ongoing		
Cobolimab (GSK4069889): Anti-TIM-3 Antagonist	NSCLC				COSTAR: Dostarlimab Combination Trial Ongoing		
GSK4074386: Anti-LAG-3 Antagonist	Immuno-Oncology				CITRINO: Dostarlimab Combination Trial Ongoing		
CC-90006: Anti-PD-1 Agonist	Psoriasis			Ongoing			Bristol-Myers Squibb
Undisclosed	Inflammation		Ongoing

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
Our Strategy
We are a leading antibody development company with a pipeline of novel therapeutic antibodies, which is being further expanded by applying our technology platform to emerging biological targets. The key elements of our strategy include:
•Advancing our wholly-owned lead product candidates to clinical milestones. We are working to demonstrate the safety and efficacy of our wholly-owned pipeline programs. We are currently developing three wholly-owned programs to key 2022 milestones, including top-line data from our Phase 2 imsidolimab trials in moderate-to-severe acne and hidradenitis suppurativa in the first and second halves of 2022, respectively, and top-line data from our Phase 1 clinical trial of ANB032 in the first half of 2022.

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
Our Wholly-Owned Product Pipeline
Our most advanced, wholly-owned pipeline programs, imsidolimab, rosnilimab and ANB032, are described below:
Imsidolimab: Anti-IL-36R Antibody
Overview
Imsidolimab is an antibody that inhibits the function of IL-36R, which we are initially developing as a potential first-in-class therapy for multiple inflammation-mediated dermatological patient populations. GPP is a life-threatening, rare systemic inflammatory disorder, with no currently approved therapies. While initial GPP epidemiology studies suggested at least 3,000 patients in the United States, recent medical claims analyses conducted by IQVIA indicate approximately 37,000 unique patients were diagnosed with GPP at least once, and approximately 15,000 unique patients were diagnosed with GPP at least twice, by a physician between 2017 and 2019 using the International Classification of Diseases 10th Revision (ICD-10) billing code pertaining to GPP (L40.1). Studies have shown that GPP can be associated with mutations in the gene encoding the IL-36R antagonist, or IL-36RA, or can be caused by excessive IL-36 cytokine levels, that lead to abnormally high signaling through the IL-36R and thereby cause the systemic inflammatory condition, GPP. We have obtained FDA Orphan Drug Designation for imsidolimab for the treatment of GPP, and plan to seek Orphan Drug Designation for additional indications in the future. We initiated a Phase 3 clinical trial in GPP, called GEMINI-1, during the third quarter of 2021. We are also developing imsidolimab for moderate-to-severe acne which affects approximately 3 million patients in the United States, for which we anticipate top-line data during the first half of 2022, and moderate-to-severe hidradenitis suppurativa affecting approximately 150,000 patients in the United States, for which we anticipate top-line data during the second half of 2022.
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

We believe that imsidolimab has the potential to be the first-in-class therapeutic antibody targeting IL-36R, serving as a therapeutic opportunity for patients with IL-36 signaling mediated inflammatory diseases. Translational studies have indicated that IL-36 signaling is upregulated in GPP, hidradenitis suppurativa and acne.
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
We completed an open-label, multi-dose, single-arm Phase 2 clinical trial of imsidolimab in 8 GPP patients, also referred to as the GALLOP clinical trial, where top-line data through week 16 was presented at the European Academy of Dermatology and Venerology (EADV) Congress on October 2, 2021. In this trial 6 of 8 (75%) patients treated with imsidolimab monotherapy achieved the primary endpoint of response on the clinical global impression (“CGI”) scale at week 4 and week 16, without requiring rescue medication. Two of 8 (25%) patients were considered to have not met the primary endpoint because they dropped out of the clinical trial prior to Day 29. The modified Japanese Dermatology Association Severity Index (“mJDA-SI”) score, which incorporates both dermatological and systemic aspects of GPP, decreased for patients on average by 29% at week 1, 54% at week 4 and 58% at week 16. Erythema with skin pustules, which clinically defines GPP, decreased by 60% at week 1 and 94% by week 4 and 98% by week 16. Patients achieved a reduction in the Dermatology Life Quality Index (DLQI), which is a patient-reported measure, of 6 points at week 4 and 11 points by week 16, each of which exceeded the minimal clinically importance difference (MCID) of 4 points. GPP Physician Global Assessment (GPPPGA) scale was implemented by protocol amendment during the course of the trial and was assessed in 4 of the 8 enrolled patients, where zero (clear) or 1 (almost clear) response was achieved in 2 (50%) patients at week 4 and 3 (75%) at week 16. Genotypic testing indicated homozygous wild-type IL-36RN, CARD14 and AP1S3 alleles for all 8 patients. Through week 16, anti-drug antibodies were only detected in one patient, which occurred at week 12 and did not impact imsidolimab pharmacokinetics or efficacy. Imsidolimab was generally well-tolerated, and most treatment-emergent adverse events were mild to moderate in severity and resolved without sequelae. No infusion or injection site reactions were observed. One patient dropped out of the clinical trial due to a diagnosis of Staphylococcal aureus bacteremia in the first week, which was a serious adverse event deemed to be possibly drug-related. Because the patient was symptomatic prior to dosing and had a prior medical history of bacteremia, a common comorbidity of GPP, we do not believe this event is likely attributable to imsidolimab. Another patient dropped out of the study on Day 22 due to investigator reported inadequate efficacy. One patient contracted COVID-19 during the course of the clinical trial, which was deemed a serious adverse event unrelated to imsidolimab, and did not lead to study discontinuation. Data from the first two patients to have completed the Day 113 treatment period under this clinical trial, which we announced in September 2019, indicated sustained efficacy in these two patients through Day 113. We met with the FDA during the fourth quarter of 2020 to review an orphan disease registration plan for imsidolimab for the treatment of GPP and have initiated a Phase 3 clinical trial during the third quarter of 2021 following completion of protocol alignment and review of 16-week data from the GALLOP clinical trial by the FDA.
In July 2020, the FDA granted Orphan Drug Designation for imsidolimab for the treatment of patients with GPP. GPP is a chronic, life-threatening, rare disease with no currently approved therapies. GPP is a systemic inflammatory disease characterized by the development of widespread pustules marked by idiopathic exacerbations. In severe cases, GPP patients can die from cardio-pulmonary failure, exhaustion, toxicity and/or infection subsequent to occurrences of pustular flares. Patients with GPP suffer without robust therapeutic options because currently approved psoriasis management therapies have not demonstrated clear efficacy in the treatment of this condition. While initial GPP epidemiology studies suggested at least 3,000 patients in the United States, recent medical claims analyses conducted by IQVIA indicate approximately 37,000 unique patients were diagnosed with GPP at least once, and approximately 15,000 unique patients were diagnosed with GPP at least twice, by a physician between 2017 and 2019 using the International Classification of Diseases 10th Revision (ICD-10) billing code pertaining to GPP (L40.1).
We have initiated a global registry of GPP patients, also referred to as the RADIANCE study, which we anticipate will improve understanding of the patient journey in these two indications and assist in enrollment of future GPP clinical trials.
We are conducting clinical development of imsidolimab in moderate-to-severe acne. Acne is the most common skin disorder in the United States, with approximately 3 million patients diagnosed with moderate-to-severe disease. Moderate-to-severe acne typically presents with painful papules, pustules, nodules, cysts and scarring. A key contributing factor to the pathogenesis of acne is the immune response to Propionibacterium acnes, or p. acnes, which is associated with upregulated IL-36 cytokine activity, localized inflammation and neutrophil infiltration of the skin. Existing therapies, including isotretinoin and systemic antibiotics, provide variable efficacy for moderate-to-severe acne patients and have practical limitations to their use given potential for clinically meaningful side effects. We are conducting a Phase 2 clinical trial of imsidolimab, called ACORN, where 120 patients will be randomized equally between two dose levels of imsidolimab and placebo, for the treatment of moderate-to-severe acne, and we anticipate top-line date during the first half of 2022.
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

Rosnilimab is an antibody that binds PD-1 in an agonistic manner, leading to reduced T cell activity and anti-inflammatory effects in vivo. PD-1 is a key inhibitory immune checkpoint receptor expressed by activated T cells. PD-1 activity contributes to downregulation of T cell mediated immune responses in healthy individuals. We believe insufficient PD-1 activity may be a key biological defect associated with human inflammatory diseases. According to a 2007 study, genetic mutations in the PD-1 pathway are associated with increased susceptibility to various inflammatory conditions. We hypothesize that augmenting PD-1 signaling by rosnilimab treatment has the potential to broadly suppress human inflammatory diseases. Rosnilimab was developed using our proprietary antibody discovery platform. We believe PD-1 agonist antibodies are challenging to discover due to the unique binding properties required to augment signaling through checkpoint receptors. Rosnilimab has been preclinically tested for key pharmacological properties (including binding potency, functional activity, epitope specificity, in vivo efficacy and pharmacokinetics) and manufacturability attributes (including expression and stability). Through translational biology, we plan to focus the clinical development of rosnilimab upon certain human autoimmune diseases where PD-1 checkpoint receptor function may be under-represented. We presented preclinical data for rosnilimab at the Festival of Biologics Annual Meeting in March 2020, including translational data demonstrating in vitro activity of rosnilimab in alopecia areata patient samples.
We announced positive top-line data from a healthy volunteer Phase 1 clinical trial of rosnilimab in November 2021. A total of 144 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where single ascending dose (SAD) cohorts were administered single subcutaneous or intravenous doses of rosnilimab ranging between 0.02mg to 600mg or placebo, while multiple ascending dose (MAD) cohorts received four weekly subcutaneous doses of rosnilimab ranging between 60mg and 400mg or placebo. Dose escalation was conducted subsequent to data safety monitoring board review of safety and tolerability parameters following each single and multiple ascending dose level. Rosnilimab was generally well-tolerated and no dose limiting toxicities were observed. The most frequent adverse event reported among SAD cohorts was increased circulating C-reactive protein levels of mild severity in nine (10%) rosnilimab-dosed subjects occurring sporadically in a dose-independent manner and a severe occurrence in one (3.3%) placebo-dosed subject. MAD cohorts reported headache as the most frequent adverse event with mild occurrences in three (12.5%) rosnilimab-dosed subjects and none in placebo subjects. Mild injection site reactions were observed in two subjects (11.1%) administered with multiple subcutaneous rosnilimab doses. Two serious adverse events were reported in single dose cohorts, including obstructive pancreatitis in a placebo-dosed subject and COVID-19 infection in a rosnilimab-dosed subject leading to discontinuation which was deemed unrelated to treatment. No serious adverse events were reported in subjects receiving multiple doses of rosnilimab or placebo.
Pharmacokinetic analyses demonstrated a favorable profile for rosnilimab with an estimated two-week half-life for subcutaneous and intravenous routes of administration and approximately 80% bioavailability. Low-titer anti-drug antibodies were detected at low single dose levels in 19 (21%) rosnilimab-dosed subjects, but none were detected in high single dose or multiple dose subjects. Full PD-1 receptor occupancy was observed rapidly during the first week following single subcutaneous rosnilimab doses at or above 60mg, and was maintained for at least 30 days at or above 200mg single subcutaneous doses. These data support monthly subcutaneous dosing of rosnilimab for future patient trials. Rosnilimab’s pharmacodynamic activity resulted in rapid and sustained reduction in the quantity and functional activity of PD-1+ T cells, which are known to be pathogenic drivers of inflammatory diseases. Conventional T (Tcon) cells (CD3+, CD25 low) expressing PD-1, which represented approximately 25% of peripheral T cells at baseline, were reduced by 50%, including in both CD4+ and CD8+ subsets, in a dose-dependent manner and in correlation with receptor occupancy. This effect was maximized on high-PD-1 expressing Tcon cells, which represented approximately 5% of peripheral T cells, with 90% reduction relative to baseline. Conversely, total T cells (CD3+), total Tcon cells (CD3+, CD25low) and total regulatory T (Treg) cells (CD3+, CD4+, CD25 bright, CD127-) were unchanged (<5% change from baseline), resulting in a favorable shift in the ratio of PD-1+ Tcon cells to total Treg cells post-treatment. No effect (<5% reduction from baseline) was observed on any of the aforementioned cell types in placebo-dosed subjects. In addition, an antigen-specific functional T cell recall response, measured as ex vivo interferon-gamma released in response to tetanus toxoid challenge, was inhibited in a receptor occupancy dependent manner and was consistent with the observed reduction of PD-1+ Tcon cells, to a maximum of approximately 90% relative to baseline within 30 days following single rosnilimab dose, while placebo administration had no effect. Based upon these data, we believe rosnilimab’s in vivo mechanism has the potential to treat T-cell driven human inflammatory diseases. During the fourth quarter of 2021, we initiated AZURE, a randomized placebo-controlled 45-patient Phase 2 trial of rosnilimab in moderate-to-severe alopecia areata patients with at least 50% scalp hair loss for at least 6 months prior to enrollment, where the primary endpoint is change in severity of alopecia tool (SALT) relative to baseline. We continue to assess clinical development opportunities for rosnilimab in additional indications, including vitiligo and rheumatoid arthritis, and will make decisions pending additional data.
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
We are conducting a healthy volunteer Phase 1 trial of ANB032, under an Australian Clinical Trial Notification (“CTN”), and anticipate top-line data from this trial during the first half of 2022. We presented preclinical data regarding ANB032 at the 2020 Federation of Clinical Immunology Societies (FOCIS) Virtual Annual Meeting in October 2020.
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
Collaborations
GlaxoSmithKline
In March 2014, we entered into a Collaboration and Exclusive License Agreement (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GlaxoSmithKline (Tesaro and GlaxoSmithKline are hereinafter referred to, collectively, as “GSK”). We executed an amendment in November 2014 to add an additional dual-reactive antibody product candidate. Under the terms of the GSK Agreement, as amended, we granted GSK an exclusive, royalty-bearing, sub-licensable worldwide license to research, develop, manufacture, market and sell products based on our proprietary technology for the discovery, generation and optimization of certain specified immunotherapy antibodies. We have granted GSK exclusive rights to three monospecific antibody product candidates targeting TIM-3 (TSR-022), LAG-3 (TSR-033) and PD-1 (TSR-042) and a bispecific antibody product candidates targeting PD-1 and LAG-3. Under the GSK Agreement, as amended, we are responsible for performing initial discovery and development of therapeutic antibodies with the goal of generating immunotherapy antibodies for use in the treatment of cancer. GSK is responsible for all subsequent preclinical, clinical, regulatory, manufacturing and other activities necessary to develop and commercialize antibodies selected under each of six development programs, and GSK is obligated to use commercially reasonable efforts to research, develop and commercialize at least one product to each of the four targets. During the term, other than under the collaboration, and except as amended by the October 23, 2020 amendment of the GSK Agreement (described below), both GSK and we are prohibited from developing and commercializing, independently or with a third party, any agents targeting LAG-3, PD-1 or TIM- 3, as single agents or in combination with other therapies. We completed our responsibilities under the terms of the GSK Agreement as of December 31, 2016 to generate and develop antibodies to certain defined stages of preclinical development.
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
In October 2021, we signed the Royalty Monetization Agreement with Sagard. Pursuant to this transaction, we received a $250.0 million payment upon closing in December 2021, in exchange for JEMPERLI royalties due to us on annual commercial sales below $1.0 billion and certain future milestones starting in October 2021. The aggregate JEMPERLI royalties and milestones to be received by Sagard under the Royalty Monetization Agreement is capped at certain fixed multiples of the upfront payment based upon time.
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
We are responsible for paying UKRI an annual fee of $55,000. Additionally, for each product developed and commercialized under the UKRI Agreement, we are obligated to pay UKRI up to an additional $175,000 upon the achievement of specified development milestone events and up to an additional $275,000 upon the achievement of specified regulatory milestone events. In addition, we owe UKRI royalties at 0.25% of annual net sales for worldwide sales on a product-by-product at or below $750.0 million and 1% of annual net sales of products worldwide above $750.0 million, payable on a country-by-country basis until the expiration of the last licensed patent covering such product in such country. Under this license agreement, we have rights to 14 patents worldwide as of December 31, 2021.
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
Intellectual Property
Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our technology platform, product candidates, novel biological discoveries, epitopes, new therapeutic approaches and potential indications, and other inventions that are important to our business. In total, our patent portfolio, including patents to our technology platform licensed from UKRI, as well as patents co-owned with GSK consisted of approximately 66 issued patents and 101 pending patent applications as of December 31, 2021.
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
The patent portfolios for our internal programs and platform technology are outlined below:
Imsidolimab
As of December 31, 2021, we owned 23 patents and patent applications in various countries directed to the antibody sequence of imsidolimab and its variants, methods of use and related matters. We intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending applications would provide protection until July 2041.

Rosnilimab
As of December 31, 2021, we owned 15 patent applications in various countries directed to the antibody sequence of rosnilimab and its variants, methods of use and related matters. We intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending applications would provide protection until June 2040.
ANB032
As of December 31, 2021, we owned one international (PCT) patent application directed to the antibody sequence of ANB032 and its variants, methods of use and related matters. We intend to prosecute this pending application and, perhaps, other patent applications, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending application would provide protection until October 2041.
Dostarlimab (GSK4057190)
As of December 31, 2021, we owned or co-owned 23 patents and patent applications in various countries directed to the antibody sequence of GSK4057190 (dostarlimab), an anti-PD-1 antagonist, and its variants, methods of use and related matters. We intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending applications would provide protection until June 2038.
Cobolimab (GSK4069889)
As of December 31, 2021, we owned or co-owned 20 patents and patent applications in various countries directed to the antibody sequence of GSK4069889 (cobolimab), an anti-TIM-3 antagonist, and its variants, methods of use and related matters. We intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending applications would provide protection until November 2037.
GSK4074386
As of December 31, 2021, we owned or co-owned 36 patents and patent applications in various countries directed to the antibody sequence of GSK4074386, an anti-LAG-3 antagonist, and its variants, methods of use and related matters. We intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending applications would provide protection until April 2038.
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
Specifically, there are several companies developing or marketing treatments that may be approved for the same indications and/or diseases as our product candidates, including major pharmaceutical companies.
For GPP, our competitors include marketed therapies such as secukinumab (Cosentyx; Novartis), which binds IL-17A; ustekinumab (Stelara; Janssen), which blocks IL-12 and 23 cytokine function; and acitretin (Soriatane; GSK), as well as therapies in development such as guselkumab (Janssen), which blocks IL-23 cytokine function, gevokizumab (Xoma 052) and canakinumab (Ilaris, Novartis), which binds IL-1 beta, anakinra (Kineret; Swedish Orphan Biovitrum AB), a recombinant form of the IL-1 receptor antagonist,an anti-IL-36 receptor antibody called spesolimab or BI-655130 (Boehringer Ingelheim) and an anti-IL-36 receptor antibody called REGN6490 (Regeneron).
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
For our PD-1 agonist antibody program, our competitors include CC-90006 (BMS), which is an anti-PD-1 agonist antibody developed under our partnership with BMS, a BTLA modulator antibody called LY3361237 being developed by Eli Lilly, a PD-1 agonist antibody called LY3462817 also being developed by Eli Lilly, a PD-1 agonist antibody called JNJ-67484703 (Janssen), two PD-1 agonist antibodies called PT627 and PT001 being developed by Pandion Therapeutics, which has been acquired by Merck and a PD-1 agonist antibody under preclinical development by MiroBio. Our competitors in moderate-to-severe alopecia areata include topical and oral corticosteroids, topical immunotherapy (diphencyprone, dinitrochlorobenzene, squaric acid dibutyl ester), calcineurin inhibitors (tacrolimus, pimecrolimus), prostaglandins and janus kinase inhibitors (tofacitinib, rixolitinib) currently in development. Our BTLA agonist antibody program competitors include LY3361237 (Lilly) which has demonstrated efficacy in treatment of systemic lupus erythematous as measured by the cutaneous lupus erythematosus disease area and severity index (CLASI), and a preclinical antibody under development at MiroBio.
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
Biosimilars
The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of the U.S. Department of Health and Human Services waives a required element. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The first biosimilar was approved by the FDA in 2015, and the first interchangeable product was approved in 2021.
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
Adverse event reporting and submission of periodic reports are required following FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, biological product manufacture, packaging, and labeling procedures must continue to conform to

cGMPs after approval. Biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs.  Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. In addition, biological product manufacturers in the U.S. must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities and have procedures in place to identify and properly handle suspect and illegitimate products.
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

Health care reform
Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented. In March 2010, President Obama enacted the ACA, which has begun to substantially change healthcare financing and delivery by both governmental and private insurers, and has also begun to significantly impact the pharmaceutical and biotechnology industry. The ACA will impact existing government healthcare programs and will result in the development of new programs.
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
Employees and Human Capital Resources
As of December 31, 2021, we had 102 full-time employees. Of these employees, 81 were primarily engaged in research and development activities and 30 have an M.D. or a Ph.D. None of our employees are represented by a labor union or covered by collective bargaining agreements. We have never experienced a work stoppage and believe that we have good employee relations.
We view our diverse employee population and our culture as key to our success. Our company culture prioritizes learning, supports growth and empowers us to reach new heights. We recruit employees with the skills and training relevant to succeed and thrive in their functional responsibilities. We assess the likelihood that a particular candidate will contribute to the Company’s overall goals, and beyond their specifically assigned tasks. Depending on the position, our recruitment reach can be local as well as national. We provide competitive compensation and best in class benefits that are tailored specifically to the needs and requests of our employees. During 2021, we worked to manage through the effects of the COVID-19 pandemic and entered 2022 stronger than ever. During 2021, all employees were retained at full salary and lab employees’ productivity and safety were a top priority. As appropriate, others were provided the option of working remotely or at our facilities with appropriate safeguards. We uphold our commitment to shareholders by working hard, being thoughtful about how we use resources and doing the right thing for the company at every turn.
Corporate Information
We were incorporated under the laws of the State of Delaware in November 2005. Our principal executive offices are located at 10770 Wateridge Circle, Suite 210, San Diego, California 92121, and our telephone number is (858) 362-6295. Our website address is www.anaptysbio.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into, this report.
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

Furthermore, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments for the relevant disease. We may not be able to initiate our planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. More specifically, some of our product candidates, including imsidolimab, initially target indications that are very rare, which can prolong the clinical trial timeline for the regulatory process if sufficient patients cannot be enrolled in a timely manner. We recently discontinued imsidolimab clinical development for EGFR-mediated skin toxicities and ichthyosis due, in part, to slower than anticipated enrollment in planned clinical trials.
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
The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing or modifying employee travel, temporarily moving to full remote work, and cancelling physical participation in meetings, events and conferences). As we begin to re-open our offices and continue to monitor developments of the COVID-19 pandemic, we will continue to allow some remote work, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and patients. In response to the COVID-19 pandemic, we initially limited our office to only those employees completing laboratory-based tasks essential to our development efforts, or “essential” employees, and are starting to allow other employees to work in our office with certain precautions in place that we believe will ensure our employees’ safety and wellbeing. Certain jurisdictions have begun re-opening only to return to restrictions due to increases in new COVID-19 cases and the emergence of new variant strains of COVID-19. Even in areas where “stay-at-home” restrictions have been lifted and the number of cases of COVID-19 has declined, many individuals remain cautious about resuming activities such as preventive care medical visits. Additionally, the emergence of new variant strains of COVID-19 in regions that have reopened has necessitated, and may in the future necessitate, renewed government restrictions. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among our workforce due to the COVID-19 pandemic on a case-by-case basis, and there can be no assurances that our measures will be sufficient to protect our employees in our workplace, and they may be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.
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
The COVID-19 pandemic has and may in the future result in the inability of our suppliers to deliver supplies to us on a timely basis. We currently utilize third parties to, among other things, manufacture components of our product candidates and, in the future, intend to utilize third parties to conduct our preclinical and clinical studies. If either we or any third-party parties in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our preclinical or clinical studies.

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
We have conducted various preclinical studies of our product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. We have only completed Phase 1 and Phase 2 clinical trials with imsidolimab, and subsequent clinical trials with imsidolimab and other clinical trials with rosnilimab and ANB032 are currently ongoing. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, or to observe results in later stage clinical trials that are unexpected based on early clinical trials. Many product candidates fail in clinical trials despite promising preclinical and early clinical results. In addition, top-line results of a clinical trial, which generally reflect preliminary reviews of primary efficacy and/or safety results, do not necessarily predict final results, and any top-line findings or assessments are subject to change pending the completion of final data review procedures. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
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
Our ability to continue to develop our product candidates, and to have the potential to achieve and sustain profitability, depends on the FDA and foreign regulatory authorities permitting us to conduct human clinical trials and, if our product candidates are safe and effective, obtaining approval from the FDA and foreign regulatory authorities to market them and subsequently successfully commercializing them, either alone or with our collaborators. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and foreign regulatory authorities. Though we have cleared an IND and clinical trial application (“CTA”) to conduct clinical trials for imsidolimab in the United States and certain foreign jurisdictions, we have cleared an IND to conduct a clinical trial for rosnilimab in the United States and we have cleared a CTA to conduct a clinical trial for ANB032 in Australia, before commencing clinical trials in the United States for any other product candidate, we must submit an IND to the FDA; foreign regulatory authorities enforce similar requirements for initiation of clinical trials in other countries. An IND or foreign equivalent requires extensive preclinical studies, and there is no guarantee that the FDA or foreign regulatory authorities will allow clinical trials to proceed based on the IND or equivalent submission. For example, although we have initiated toxicology studies for our product candidates, the FDA in the United States, or other foreign regulatory authorities, as applicable, may not allow our clinical trials to proceed in the regulatory authority’s jurisdiction if we are unable to show safety margins acceptable to the particular regulatory authority in appropriate animal species in our preclinical toxicology studies.
Even if we or our collaborators initiate and complete clinical trials for our product candidates, these product candidates will not be permitted to be marketed in the United States until approval of a BLA from the FDA is received, and will not be permitted to be marketed in other countries without marketing approval from foreign regulatory authorities. Obtaining approval of a BLA or other marketing approvals is often a lengthy, expensive and uncertain process over which the FDA and foreign regulatory authorities have substantial discretion. Other than submitting and receiving acceptance for initiation of our previous and current clinical trials in the United States and certain foreign jurisdictions, we have had only limited discussions with the FDA and no discussions with foreign regulatory authorities regarding the development plans for any of our product candidates or the designs of any of our later-stage clinical studies. We thus may not have the full benefit of the FDA’s or foreign regulatory authorities’ current thinking on clinical trial designs or product development for our target indications. For example, we believe our planned Phase 3 trials for imsidolimab for GPP, GEMINI-1 and GEMINI-2, with GEMINI-1 enrolling approximately 45 moderate-to-severe GPP patients, will be sufficient to demonstrate substantial evidence of efficacy and safety of imsidolimab in GPP patients and obtain BLA approval, and we discussed these plans with the FDA in an end-of-Phase 2 meeting, during the second quarter of 2021. However, the FDA may determine, based on future clinical efficacy and safety data from our GPP studies, that we will need additional clinical trials in order to obtain approval of a BLA.
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
For GPP, our competitors include marketed therapies such as secukinumab (Cosentyx; Novartis), which binds IL-17A; ustekinumab (Stelara; Janssen), which blocks IL-12 and 23 cytokine function; and acitretin (Soriatane; GSK), as well as therapies in development such as guselkumab (Janssen), which blocks IL-23 cytokine function, gevokizumab (Xoma 052) and canakinumab (Ilaris, Novartis), which binds IL-1 beta, anakinra (Kineret; Swedish Orphan Biovitrum AB), a recombinant form of the IL-1 receptor antagonist,an anti-IL-36 receptor antibody called spesolimab or BI-655130 (Boehringer Ingelheim) and an anti-IL-36 receptor antibody called REGN6490 (Regeneron).
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
For our PD-1 agonist antibody program, our competitors include CC-90006 (BMS), which is an anti-PD-1 agonist antibody developed under our partnership with BMS, a BTLA modulator antibody called LY3361237 being developed by Eli Lilly, a PD-1 agonist antibody called LY3462817 also being developed by Eli Lilly, a PD-1 agonist antibody called JNJ-67484703 (Janssen), two PD-1 agonist antibodies called PT627 and PT001 being developed by Pandion Therapeutics, which has been acquired by Merck and a PD-1 agonist antibody under preclinical development by MiroBio. Our competitors in moderate-to-severe alopecia areata include topical and oral corticosteroids, topical immunotherapy (diphencyprone, dinitrochlorobenzene, squaric acid dibutyl ester), calcineurin inhibitors (tacrolimus, pimecrolimus), prostaglandins and janus kinase inhibitors (tofacitinib, rixolitinib) currently in development. Our BTLA agonist antibody program competitors include LY3361237 (Lilly) which has demonstrated efficacy in treatment of systemic lupus erythematosus as measured by the cutaneous lupus erythematosus disease area and severity index (CLASI), and a preclinical antibody under development at MiroBio.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. For the year ended December 31, 2021, our collaboration revenue was $63.2 million and our net loss was $57.8 million. As of December 31, 2021, we had an accumulated deficit of $321.8 million.
We have financed our operations primarily through our initial public offering of common stock in January 2017, our follow-on public offerings of common stock in October 2017 and September 2018, private placements of our preferred stock and the issuance of debt and our Royalty Monetization Agreement. We have devoted substantially all of our efforts to research and development. We have only recently initiated clinical development for three of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. Our revenue has been historically derived from amortization of upfront payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. Our ability to generate future product revenue from our current or future product candidates depends on a number of additional factors, including our ability (or as applicable our collaborators’ ability) to:
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
As a research and development company, our operations have consumed substantial amounts of cash since our inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue our discovery and preclinical development to identify new clinical candidates, and we and our collaborators conduct clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we incur additional costs associated with operating as a public company. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next 12 months. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we continue to move our product candidates through preclinical studies, submit INDs or foreign equivalents and conduct clinical development, we may have adverse results requiring us to find new product candidates. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through collaboration agreements to continue development of our product candidates.
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

Regulatory authorities in some jurisdictions, including the United States and the European Union (“EU”) may designate biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a biologic as an Orphan Drug if it is intended to treat a rare disease or condition, generally a disease or condition that (i) affects fewer than 200,000 individuals in the United States, or (ii) affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making a product available in the United States for such disease or condition will be recovered from sales of the product. We received Orphan Drug Designation from the FDA for imsidolimab for our GPP indication in 2020 and plan to seek Orphan Drug Designation for imsidolimab in other indications and for certain of our other product candidates. Generally, if a biologic with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the biologic is entitled to a period of marketing exclusivity, which precludes the FDA with respect to the United States or the EMA with respect to the EU from approving another marketing application for a drug containing the same active moiety for the same indication for that time period. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if a biologic no longer meets the criteria for Orphan Drug Designation or if the biologic is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, the Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn and other candidates may obtain approval before us.
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
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The commercial potential for our product candidates, if any, could be affected by changes in healthcare spending and policy in the United States and abroad. New laws, regulations, or judicial decisions or new interpretations of existing laws, regulations, or decisions, related to healthcare availability, the method of delivery, or payment for healthcare products and services could adversely affect our business, operations, and financial condition, if and when we are able to obtain marketing approval and commercialize our product candidates.
For example, the ACA was enacted in 2010 with a goal, among others, of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The ACA, among other things, expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program, imposed a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products, and enacted substantial provisions affecting compliance, which may affect our business practices with healthcare practitioners. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted.
In addition, the Biden Administration has indicated an intent to address prescription drug pricing and recent Congressional hearings have brought increased public attention to the costs of prescription drugs. For example, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the Biden administration will have on our business or future product candidates. In addition, former President Trump and President Biden both issued Executive Orders intended to favor government procurement from domestic manufacturers. These actions are likely to continue the downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs.
It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. For example, the ACA has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented. More recently, the 2017 Tax Cuts and Jobs Act was signed into law, which eliminated certain requirements of the ACA, including the individual mandate. In 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the ACA will remain in effect in its current form. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified.
Other reforms include the Drug Supply Chain Security Act, which imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be. Further, we are unable to predict whether additional governmental action will be taken in response to the COVID 19 pandemic and whether such action will adversely affect our ability to obtain marketing approval for or successfully commercialize our product candidates.
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
State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the collection and use of health data in the EU and the UK is governed by the General Data Protection Regulation (“GDPR”), which became fully applicable in May 2018 and has been incorporated into the UK’s data protection laws following Brexit. The GDPR extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. The GDPR is complex, and guidance, interpretation and application under the GDPR are still developing. Failure to comply with the GDPR may result in substantial fines and other administrative penalties of up to the greater of €20 million or 4% of worldwide revenue. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. The pending EU ePrivacy Regulation is also expected to establish new requirements applicable to the handling of personal data and imposes penalties for non-compliance. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the

European Economic Area to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. For example, in July 2016, the European Commission adopted the EU-U.S. Privacy Shield Framework (the “Privacy Shield Framework”), which replaced the prior U.S. Safe Harbor scheme. On July 16, 2020, the Court of Justice of the European Union issued a decision, known as Schrems II, that declared the Privacy Shield Framework invalid. The Schrems II decision also resulted in substantial additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of Europe. The European Commission has also adopted new standard contractual clauses that impose substantial additional obligations on the companies that wish to use the clauses as the basis for their data transfers. The UK has proposed a new form of international data transfer agreement that is expected to go into effect on March 21, 2022, and which imposes similar substantial obligations. Additionally, California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which modifies the CCPA and creates additional obligations beginning on January 1, 2022. The CCPA and CPRA provide California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Generally, in recent years that has been a trend towards countries adopting stricter forms of data protection legislation, such as China’s Personal Information Protection Law, which went into effect in November 2021. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA and other U.S., EU and worldwide laws may impose onerous requirements on our business and, if our efforts to comply with such laws are not successful, our business could be adversely affected.
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
Third parties may initiate legal proceedings against us or our licensors, licensees or collaborators alleging that we or our licensors, licensees or collaborators infringe their intellectual property rights or we or our licensors, licensees or collaborators may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, including in oppositions, interferences, reexaminations, post-grant reviews, inter partes reviews or derivation proceedings in the United States or other jurisdictions. These proceedings can be expensive and time-consuming, and many of our or our licensors’, licensees’ or collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors, licensees or collaborators.
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
We plan to use our current year operating losses to offset taxable income from any revenue generated from operations or corporate collaborations. To the extent we have taxable income, we plan to use our NOL carryforwards to offset income that would otherwise be taxable. However, the benefits from the use of our NOL carryforwards may be impaired or limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. Under legislative changes made by U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act, or the TCJA, the U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the ability to utilize such federal net operating losses to offset taxable income is limited to 80% of our taxable income before the deduction for such net operating loss carryovers. It is uncertain if and to what extent various states will conform to the TCJA. Our use of federal NOL carryforwards could be limited further by the provisions of Section 382 of the Code depending upon the timing and amount of additional equity securities that we have issued or will issue. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation, and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.
As of December 31, 2021, we have federal NOLs of approximately $293.4 million, which expire beginning December 31, 2028 through December 31, 2037, if not used to reduce income taxes payable in the future.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal executive office is located at 10770 Wateridge Circle in San Diego, California, and consists of approximately 45,000 square feet of leased office and laboratory space under a lease for a term of 124 months, beginning on April 5, 2021. We use these facilities for our administrative, research and development and other activities.

Item 3. Legal Proceedings
On March 25, 2020, a putative securities class action was filed in the United States District Court for the Southern District of California naming the Company and certain of its current or former officers as defendants. The complaint purports to assert claims under Section 10(b) of the Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our common stock between October 10, 2017 and November 7, 2019 (the “Class Period”). An amended complaint was filed on September 30, 2020 alleging that, during the Class Period, the defendants made material misrepresentations or omissions regarding our etokimab product candidate that artificially inflated our stock price. The plaintiff sought, among other things, damages in an unspecified amount, as well as costs and expenses. On September 20, 2021, the Court granted defendants’ motion to dismiss the amended complaint with leave to amend. Plaintiff did not file a further amended complaint and, on November 30, 2021, the Court dismissed the action with prejudice.
On May 3, 2021, a shareholder derivative complaint was filed in the same Court based on allegations substantially similar to those in the class action, and purporting to assert claims on the Company’s behalf against current or former officers and directors for alleged violation of Sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment, waste of corporate assets and insider selling. The parties to that derivative action have agreed to the following: (1) the action should be dismissed without prejudice, meaning that the dismissal would not preclude the company, or another shareholder acting on behalf of the company, from asserting such claims in the future; (2) the plaintiffs and the defendants will all bear their own fees and costs incurred in connection with the action; and (3) neither the plaintiffs nor their counsel have received, or will receive, payment, compensation or consideration of any kind, directly or indirectly, in connection with the action or its dismissal. By Order dated January 14, 2022, the Court directed the Company to provide, in its filing on Form 10-K for the year ending December 31, 2021, notice to shareholders of the proposed dismissal without prejudice, which the Company hereby does. The Court further directed the parties to notify the Court following the filing of the Form 10-K, and ordered that the action will be dismissed without prejudice fourteen (14) days thereafter unless, within such time, a shareholder moves to intervene in the action.
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
Our common stock has been listed on the Nasdaq Global Select market under the symbol “ANAB” since January 26, 2017. As of March 3, 2022, we had approximately 11 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.
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

Item 6. Reserved

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
Imsidolimab, our IL-36R antibody previously referred to as ANB019, inhibits the interleukin-36 receptor (“IL-36R”), and is being developed for the treatment of multiple dermatological inflammatory diseases. We completed a Phase 1 clinical trial in healthy volunteers, which was presented at the European Academy of Allergy and Clinical Immunology in 2018, where imsidolimab was well-tolerated by all subjects, no dose-limiting toxicities were observed, and no serious adverse events were reported among any subjects in the clinical trial. In July 2020, the U.S. Food and Drug Administration (the “FDA”) granted Orphan Drug Designation for imsidolimab for the treatment of patients with GPP. We completed an open-label, multi-dose, single-arm Phase 2 clinical trial of imsidolimab in 8 GPP patients, also referred to as the GALLOP clinical trial, where top-line data through week 16 was presented at the European Academy of Dermatology and Venerology (EADV) Congress on October 2, 2021. In this trial, 6 of 8 (75%) patients treated with imsidolimab monotherapy achieved the primary endpoint of response on the clinical global impression (“CGI”) scale at week 4 and week 16, without requiring rescue medication. Two of 8 (25%) patients were considered to have not met the primary endpoint because they dropped out of the trial prior to Day 29. The Modified Japanese Dermatology Association severity index total score (“mJDA-SI”), which incorporates both dermatological and systemic aspects of GPP, decreased for patients on average by 29% at week 1, 54% at week 4 and 58% at week 16. Erythema with pustules, which clinically defines GPP, decreased by 60% at week 1, 94% by week 4 and 98% by week 16. Patients achieved a reduction in the Dermatology Life Quality Index (DLQI), which is a patient-reported measure, of 6 points at week 4 and 11 points by week 16, each of which exceeded the minimal clinically importance difference (MCID) of 4 points. GPP Physician Global Assessment (GPPPGA) scale was implemented by protocol amendment during the course of the trial and was assessed in 4 of the 8 enrolled patients, where zero (clear) or 1 (almost clear) response was achieved in 2 (50%) patients at week 4 and 3 (75%) patients at week 16. Genotypic testing indicated homozygous wild-type IL-36RN, CARD14 and AP1S3 alleles for all 8 patients. Through week 16, anti-drug antibodies were only detected in one patient, which occurred at week 12 and did not impact imsidolimab pharmacokinetics or efficacy. Imsidolimab was generally well-tolerated, and most treatment-emergent adverse events were mild to moderate in severity and resolved without sequelae. No infusion or injection site reactions were observed. One patient dropped out of the clinical trial due to a diagnosis of Staphylococcal aureus bacteremia in the first week, which was a serious adverse event deemed to be possibly drug-related. Because the patient was symptomatic prior to dosing and had a prior medical history of bacteremia, a common comorbidity of GPP, we do not believe this event is likely attributable to imsidolimab. Another patient dropped out of the study on Day 22 due to investigator reported inadequate efficacy. One patient contracted COVID-19 during the course of the clinical trial, which was deemed a serious adverse event unrelated to imsidolimab, and did not lead to study discontinuation. While initial GPP epidemiology studies suggested at least 3,000 GPP patients in the United States, medical claims analyses conducted by IQVIA indicate approximately 37,000 unique patients were diagnosed with GPP at least once, and approximately 15,000 unique patients were diagnosed with GPP at least twice, by a physician between 2017 and 2019 using the International Classification of Diseases 10th Revision (ICD-10) billing code pertaining to GPP (L40.1).
We met with the FDA during the second quarter of 2021 for an end-of-Phase 2 meeting to review an orphan disease registration plan for imsidolimab for the treatment of GPP. We have initiated our first Phase 3 trial for imsidolimab for GPP, called GEMINI-1, during the third quarter of 2021. GEMINI-1 will enroll approximately 45 moderate-to-severe GPP patients, each undergoing an active flare at baseline, which will be randomized equally to receive a single dose of 750mg intravenous

(IV) imsidolimab, 300mg IV imsidolimab, or placebo. The primary endpoint of the Phase 3 program is the proportion of patients achieving clear or almost clear skin as determined by a Generalized Pustular Psoriasis Physician’s Global Assessment (GPPPGA) score of zero or 1 at week 4 of GEMINI-1. Patients completing the GEMINI-1 trial will subsequently be enrolled in GEMINI-2, our second Phase 3 trial for imsidolimab in GPP, where they will receive monthly doses of 200mg subcutaneous imsidolimab or placebo depending upon whether they are responders, partial responders or non-responders to treatment under GEMINI-1. The objective of GEMINI-2 is to assess the efficacy and safety of imsidolimab after 6 months of monthly dosing.
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
Our second wholly-owned program, rosnilimab, previously referred to as ANB030, is an anti-PD-1 agonist antibody program designed to augment PD-1 signaling through rosnilimab treatment to suppress T-cell driven human inflammatory diseases. Genetic mutations in the PD-1 pathway are known to be associated with increased susceptibility to human inflammatory diseases, and hence we believe that rosnilimab is applicable to diseases where PD-1 checkpoint receptor function may be under-represented. We presented preclinical data for rosnilimab at the Festival of Biologics Annual Meeting in March 2020, including translational data demonstrating in vitro activity of rosnilimab in alopecia areata patient samples. We announced positive top-line data from a healthy volunteer Phase 1 clinical trial of rosnilimab in November 2021. A total of 144 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where single ascending dose (SAD) cohorts were administered single subcutaneous or intravenous doses of rosnilimab ranging between 0.02mg to 600mg or placebo, while multiple ascending dose (MAD) cohorts received four weekly subcutaneous doses of rosnilimab ranging between 60mg and 400mg or placebo. Dose escalation was conducted subsequent to data safety monitoring board review of safety and tolerability parameters following each single and multiple ascending dose level. Rosnilimab was generally well-tolerated and no dose limiting toxicities were observed. The most frequent adverse event reported among SAD cohorts was increased circulating C-reactive protein levels of mild severity in nine (10%) rosnilimab-dosed subjects occurring sporadically in a dose-independent manner and a severe occurrence in one (3.3%) placebo-dosed subject. MAD cohorts reported headache as the most frequent adverse event with mild occurrences in three (12.5%) rosnilimab-dosed subjects and none in placebo subjects. Mild injection site reactions were observed in two subjects (11.1%) administered with multiple subcutaneous rosnilimab doses. Two serious adverse events were reported in single dose cohorts, including obstructive pancreatitis in a placebo-dosed subject and COVID-19 infection in a rosnilimab-dosed subject leading to discontinuation which was deemed unrelated to treatment. No serious adverse events were reported in subjects receiving multiple doses of rosnilimab or placebo.
Pharmacokinetic analyses demonstrated a favorable profile for rosnilimab with an estimated two-week half-life for subcutaneous and intravenous routes of administration and approximately 80% bioavailability. Low-titer anti-drug antibodies were detected at low single dose levels in 19 (21%) rosnilimab-dosed subjects, but none were detected in high single dose or multiple dose subjects. Full PD-1 receptor occupancy was observed rapidly during the first week following single subcutaneous rosnilimab doses at or above 60mg, and was maintained for at least 30 days at or above 200mg single subcutaneous doses. These data support monthly subcutaneous dosing of rosnilimab for future patient trials. Rosnilimab’s pharmacodynamic activity resulted in rapid and sustained reduction in the quantity and functional activity of PD-1+ T cells, which are known to be pathogenic drivers of inflammatory diseases. Conventional T (Tcon) cells (CD3+, CD25 low) expressing PD-1, which represented approximately 25% of peripheral T cells at baseline, were reduced by 50%, including in both CD4+ and CD8+ subsets, in a dose-dependent manner and in correlation with receptor occupancy. This effect was maximized on high-PD-1 expressing Tcon cells, which represented approximately 5% of peripheral T cells, with 90% reduction relative to baseline. Conversely, total T cells (CD3+), total Tcon cells (CD3+, CD25low) and total regulatory T (Treg) cells (CD3+, CD4+, CD25 bright, CD127-) were unchanged (<5% change from baseline), resulting in a favorable shift in the ratio of PD-1+ Tcon cells to total Treg cells post-treatment. No effect (<5% reduction from baseline) was observed on any of the aforementioned cell types in placebo-dosed subjects. In addition, an antigen-specific functional T cell recall response, measured as ex vivo interferon-gamma released in response to tetanus toxoid challenge, was inhibited in a receptor occupancy dependent manner and was consistent with the observed reduction of PD-1+ Tcon cells, to a maximum of approximately 90% relative to baseline within 30 days following single rosnilimab dose, while placebo administration had no effect. Based upon these data, we believe rosnilimab’s in vivo mechanism has the potential to treat T-cell driven human inflammatory diseases. During the fourth quarter of 2021, we initiated AZURE, a randomized placebo-controlled 45-patient Phase 2 trial of rosnilimab in moderate-to-severe alopecia areata patients with at least 50% scalp hair loss for at least 6 months prior to enrollment, where the primary endpoint is change in severity of alopecia tool (SALT) relative to baseline. We continue to assess clinical development opportunities for rosnilimab in additional indications, including vitiligo and rheumatoid arthritis, and will make decisions pending additional data.
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
In addition to our wholly-owned antibody programs, multiple Company-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. We have received to date approximately $226.9 million in cash receipts from collaborations. Our collaborations include an immuno-oncology-focused collaboration with GlaxoSmithKline, Inc. (“GSK”) and an inflammation-focused collaboration with Bristol-Myers Squibb (“BMS”). A Biologics License Application (“BLA”) for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called JEMPERLI (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (“dMMREC”). This is the first AnaptysBio-generated antibody, of eight currently under clinical development, to obtain FDA approval. We earned a $20.0 million milestone payment as a result of this FDA approval. In addition, in April 2021 the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for JEMPERLI for use in women with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen, which approval makes JEMPERLI the first anti-PD-1 therapy available for endometrial cancer in Europe. We earned a $10.0 million milestone payment as a result of this approval. A second BLA submitted by GSK was accepted by the FDA during the first quarter of 2021 for JEMPERLI in pan-deficient mismatch repair tumors (“PdMMRT”). We received a $10.0 million cash milestone payment upon the FDA acceptance of GSK’s second FDA BLA for JEMPERLI and received $20.0 million cash milestone payment in September 2021, upon FDA approval of this second FDA BLA of JEMPERLI in August. JEMPERLI is currently in clinical development for various solid tumor indications, including dMMREC, PdMMRT, colorectal cancer, ovarian cancer, non-small cell lung cancer, cervical cancer, rectal cancer, clear cell sarcoma and head-and-neck squamous cell carcinoma. GSK is conducting combination trials of dostarlimab with Zejula, belantamab mafodotin (BCMA ADC), GSK6097608 (anti-CD96) and GSK3745417 (STING agonist). In addition, under GSK’s collaboration with iTeos Therapeutics, dostarlimab is being developed in combination with EOS-448 (anti-TIGIT) and inupadenant (A2A receptor antagonist) in various solid tumor indications, including registration-directed trials combining dostarlimab and EOS-448 for first-line PD-L1 high non-small cell lung cancer (NSCLC) patients, head and neck squamous cell cancer (HNSCC) and a third undisclosed indication. In June 2021, GSK estimated potential peak annual global JEMPERLI sales on a non-risk adjusted basis of £1-£2 billion, which is currently equal to approximately $1.4 to $2.7 billion based on the GBP to USD exchange rate as of December 31, 2021, for currently approved indications and first-line use in endometrial and ovarian cancer only. In October 2020, we amended our GSK collaboration to increase royalties on global net sales of JEMPERLI to 8% on annual global net sales below $1.0 billion and 12-25% of annual global net sales above $1.0 billion, add a 1% royalty rate on GSK’s global net sales of Zejula and received a one-time cash payment of $60.0 million. In October 2021, we signed a royalty monetization agreement (“Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners (“Sagard”). Pursuant to this transaction, we received a $250.0 million payment upon closing in December 2021, in exchange for JEMPERLI royalties due to us on annual commercial sales below $1.0 billion and certain future milestones starting in October 2021. The aggregate JEMPERLI royalties and milestones to be received by Sagard under the Royalty Monetization Agreement is capped at certain fixed multiples of the upfront payment based upon time. For more information about these collaborations, see “— Collaborations” included in Part I, Item 1 of this Annual Report.
Following the closing of the Sagard royalty monetization transaction, we ended 2021 with $615.2 million in cash, cash equivalents and investments and intend to continue to operate in a capital-efficient manner.
As of December 31, 2021, we had an accumulated deficit of $321.8 million, primarily as a result of losses incurred since our inception in 2005. We expect to continue to incur net operating losses for at least the next several years as we advance our products through clinical development, seek regulatory approval, prepare for and, if approved, proceed to, commercialization, expand our operations and facilities and grow in new and existing markets, territories and industries.
For our discussion related to the results of our operations and liquidity and capital resources for fiscal year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Financial Overview
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through December 31, 2021, we have received $226.9 million in cash in non-dilutive funding from our collaborators.
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
For each of the four targets under the GSK agreement, we are eligible to receive up to $273.0 million in milestone payments, which are comprised of $18.0 million for preclinical and clinical development milestone payments, $90.0 million upon certain regulatory events and $165.0 million upon worldwide commercial sales thresholds. In addition, GSK is obligated to pay us tiered royalties, ranging from 4% to 8%, for each product developed under the agreement, except in the case of JEMPERLI where the royalties payable will be 8% to 25% as amended below, on annualized net sales of each antibody commercialized from the collaboration.
On October 23, 2020, we amended the GSK Agreement (the “Amendment”). Under the Amendment, we agreed to permit GSK to conduct development and commercialization of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor, which has received US approval for the maintenance treatment of adult patients with advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to first-line platinum-based chemotherapy and is under development for additional cancer indications. In addition, under the Amendment, we were granted increased royalties upon sales of JEMPERLI, an anti-PD-1 antagonist antibody under development by GSK for multiple oncological disorders, including endometrial cancer, non-small cell lung cancer, ovarian cancer, colorectal cancer, and mismatch repair deficient solid tumors, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion and from 12% up to 25% of Net Sales above $1.0 billion. The Amendment also provided for a one-time non-refundable cash payment of $60.0 million that we received in the fourth quarter of 2020. GSK also agreed, starting January 1, 2021, to pay us a 1% royalty less third-party royalty deduction on all GSK Net Sales of Zejula. The $1.1 billion in cash milestone payments due under the GSK Agreement remain unchanged. Additionally, under the terms of the Amendment, GSK has agreed to certain diligence commitments with respect to the future development of JEMPERLI, and the parties have agreed to review such commitments under regular joint review committee meetings going forward. From inception of the agreement through December 31, 2021, we have recognized $204.6 million in total revenue from GSK.
In October 2021, we entered into the Royalty Monetization Agreement with Sagard. Under the terms of the Royalty Monetization Agreement, we received $250.0 million, upon closing in December 2021, in exchange for royalties payable to us under the GSK collaboration on annual global net sales of JEMPERLI below $1.0 billion, as well as certain milestone payments, starting in October 2021. The aggregate JEMPERLI royalties and certain future milestones to be received by Sagard under the Royalty Monetization Agreement are capped at certain fixed multiples of the upfront payment based on time.
Milestones achieved through December 31, 2021 under the GSK Agreement are as follows:

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
The BMS Agreement provided for an upfront payment of $6.0 million from BMS, which we received in 2011, and recognized through 2014, milestone payments of up to $53.0 million per target, low single-digit royalties on net sales of antibodies against each target, and reimbursement of specified research and development costs. From inception of the agreement through December 31, 2021, we have recognized $10.0 million in total revenue from BMS.

Anti-PD-1 (CC-90006)
Milestone Event	Amount	Quarter Recognized
Completion of first in vivo toxicology studies using GLPs	$0.5M	Q2'16
Phase 1 clinical trial initiation	$1.0M	Q4'16
Milestones were recognized as revenue in the period earned. There was no revenue recognized under this agreement during the years ended December 31, 2021 or 2020.
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
We have completed Phase 1 and Phase 2 clinical trials and have ongoing Phase 2 and 3 clinical trials for imsidolimab, completed a Phase 1 clinical trial and have an ongoing Phase 2 clinical trial in rosnilimab, and an ongoing Phase 1 trial in ANB032. We expect our research and development expenses to be higher for the foreseeable future as we continue to advance our product candidates into larger clinical trials.
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
Non-cash Interest Expense for the Sale of Future Royalties
Non-cash interest expense for the sale of future royalties consists of interest related to the liability for the sale of future royalties, as well as the amortization of debt issuance costs. We impute interest on the unamortized portion of the liability for the sale of future royalties using the effective interest method and record interest expense based on timing of the payments over the term of the Royalty Monetization Agreement. Our estimate of the interest rate under the arrangement is based on forecasted royalty and milestone payments expected to be made to Sagard over the life of the agreement.
Interest Income
Interest income consists primarily of interest earned on our short-term and long-term investments and is recognized when earned.
Net Operating Loss and Research and Development Tax Credit Carryforwards

Since inception, we have accumulated net operating losses (“NOLs”) in all years except December 31, 2015 and 2014, in which we generated taxable income as a result of our collaboration agreement with GSK as well as expenses incurred by our Australian subsidiary which are not deductible for U.S. income tax purposes. While we utilized NOLs in 2015 and 2014, we have since incurred losses and therefore continue to have a valuation allowance against our net deferred tax assets due to the uncertainty of the realization of such assets.
At December 31, 2021, we had federal and state NOL carryforwards of $293.4 million and $65.6 million, respectively. The federal and state NOLs generated prior to 2018 will both begin to expire in 2028, unless previously utilized. The federal NOL includes $233.4 million of net operating losses generated in 2018 and after. Federal net operating losses generated in 2018 and after carryover indefinitely and may generally be used to offset up to 80% of future taxable income. At December 31, 2021, we had federal and California research tax credit carryforwards of approximately $3.2 million and $10.6 million, respectively. The federal research tax credit carryforwards will begin to expire in 2041 and the California research tax credits carryforward indefinitely. We also have foreign tax losses of $3.3 million, which will carry forward indefinitely, subject to a continuity of ownership test.
The NOL carryforward and the research tax credit carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions if we experience one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383 of the Code, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. In September 2015, we completed a Section 382 and 383 of the Code ownership change analysis through December 31, 2014 and determined that there was an ownership change in 2007 that may limit the utilization of approximately $5.3 million and $5.4 million in Federal and state NOLs, respectively, and $0.2 million in both Federal and state research tax credits. We extended the analysis period of the study through September 30, 2021, noting ownership changes on January 31, 2017 and March 8, 2021, which limits the annual utilization of the Company’s NOLs and causes the expiration of approximately $15.0 million of federal research credits as they will not be utilized within the carryover period due to the Section 382 limitation. Our use of federal and state NOLs and research credits could be limited further by the provisions of Section 382 of the U.S. Internal Revenue Code of 1986, as amended, depending upon the timing and amount of additional equity securities that we have issued or will issue. State NOL carryforwards may be similarly limited. Limitations on our ability to use NOL carryforwards and research and development tax credits to offset future taxable income could require us to pay U.S. federal income tax earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.
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
•Steering Committee Meetings. The performance obligations under our collaboration and license agreements may also include our participation in a steering committee, which allows us to direct the progression of our discovery programs. As these steering committees would not occur or benefit the customer without the use of our licenses, these are not considered distinct.
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

Sale of Future Royalties
We treated the sale of future revenue from the Royalty Monetization Agreement with Sagard as debt, which will be amortized under the effective interest rate method over the estimated life of the related expected royalty stream. We recorded the upfront proceeds, net of transaction costs, as a liability related to the sale of future revenue. The liability and the related interest expense are based on our current estimates of future royalties and certain milestones expected to be paid over the life of the agreement. We will periodically assess the expected royalty and milestone payments and to the extent our future estimates or timing of such payments are materially different than our previous estimates, we will prospectively recognize related interest expense. Royalty revenue will be recognized as earned on net sales of JEMPERLI, and we will record the royalty payments to Sagard as a reduction of the liability when paid. As such payments are made to Sagard, the balance of the liability will be effectively repaid over the life of the Royalty Monetization Agreement. For further discussion of the sale of future revenue, refer to Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
For further information on recently issued accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Results of Operations
Collaboration Revenue
Collaboration revenue was $63.2 million compared to $75.0 million for the years ended December 31, 2021 and 2020, respectively. A comparison of collaboration revenue is as follows:

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2021	2020
GSK Milestones	$60,000	$15,000	$45,000
GSK Royalty Revenue	3,175	—	3,175
GSK Amendment No. 3 Payment	$—	$60,000	$(60,000)
Total collaboration revenue	$63,175	$75,000	$(11,825)
Collaboration revenue during the year ended December 31, 2021 decreased $11.8 million compared to the year ended December 31, 2020 primarily due to the payment received related to an amendment to the GSK Agreement during 2020, royalty revenue recognized during 2021 and the timing of milestones achieved.
We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Research and Development Expenses
Research and development expenses were $98.5 million during the year ended December 31, 2021 compared to $80.0 million during the year ended December 31, 2020, for an increase of approximately $18.5 million. The increase is primarily attributable to a $10.7 million increase in clinical expenses, a $5.2 million increase in salaries and related expenses, including stock compensation expense, a $3.1 million increase in other research and development expenses, offset by a $0.5 million decrease in outside services for preclinical and manufacturing expenses.
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

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2021	2020
External Costs
Imsidolimab	$50,095	$25,577	$24,518
Rosnilimab	7,830	4,563	3,267
ANB032	6,628	9,447	(2,819)
Etokimab	(1,681)	14,483	(16,164)
Preclinical and other unallocated costs	12,695	8,143	4,552
Total External Costs	$75,567	$62,213	$13,354
Internal Costs	22,929	17,812	5,117
Total Costs	$98,496	$80,025	$18,471
General and Administrative Expenses
General and administrative expenses were $21.5 million during the year ended December 31, 2021 compared to $18.9 million during the year ended December 31, 2020, for an increase of approximately $2.6 million. The increase is primarily due to a $2.8 million increase in personnel costs, including stock compensation expense, a $0.6 million increase in insurance expense, and a $0.2 million increase in other general and administrative expense, offset by a $1.0 million decrease in legal expense.
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
Non-cash Interest Expense for the Sale of Future Royalties
Interest expense was $1.5 million during the year ended December 31, 2021 compared to $0 during the year ended December 31, 2020. The increase in interest expense during the periods is directly related to the non-cash interest expense on the liability related to the sale of future royalties.
Interest Income
Interest income was $0.4 million during the year ended December 31, 2021 compared to $4.0 million during the year ended December 31, 2020. The decrease in interest income was primarily related to our short-term and long-term investments, the balance of which decreased during the periods as a result of funding our clinical trial programs. The decrease in interest income is also attributable to lower interest rates during the year ended December 31, 2021.
Liquidity and Capital Resources
From our inception through December 31, 2021, we have received an aggregate of $1.1 billion to fund our operations, which included $622.8 million from the sale of equity securities, $250.0 million from the sale of future royalties, $226.9 million from our collaboration agreements and $19.1 million from venture debt. As of December 31, 2021, we had $615.2 million in cash, cash equivalents and investments.
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
Specific to our collaboration agreement with GSK, JEMPERLI is currently in clinical development for various solid tumor indications. Earlier in 2021, we received additional milestones from GSK, as outlined above, following acceptance and approval of BLA and EMA filings of JEMPERLI for the PdMMRT indication. Our amended GSK Agreement also includes a 1% royalty less third-party royalty deduction on GSK’s global net sales of Zejula that began in 2021.
In October 2021, we signed the Royalty Monetization Agreement with Sagard. Pursuant to this transaction we received a $250.0 million payment upon closing in December 2021, in exchange for JEMPERLI royalties due to us on annual commercial sales below $1.0 billion and certain future milestones starting in October 2021. We treated the sale of future revenue from the Royalty Monetization Agreement with Sagard as debt, which will be amortized under the effective interest rate method over the estimated life of the related expected royalty stream. We recorded the upfront proceeds of $250.0 million, net of $0.4 million of transaction costs, as a liability related to the sale of future revenue. The liability and the related interest expense are based on our current estimates of future royalties and certain milestones expected to be paid over the life of the agreement. We will periodically assess the expected royalty and milestone payments and to the extent our future estimates or timing of such payments are materially different than our previous estimates, we will prospectively recognize related interest expense. Royalty revenue will be recognized as earned on net sales of JEMPERLI, and we will record the royalty payments to Sagard as a reduction of the liability when paid. As such payments are made to Sagard, the balance of the liability will be effectively repaid over the life of the Royalty Monetization Agreement. For further discussion of the sale of future revenue, refer to Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
In December 2021, we entered into an Open Market Sales Agreement with Jefferies LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $150.0 million through Jefferies LLC, as our sales agent. We will pay the sales agent a commission of up to 3% of the gross proceeds of sales made through the at-the-market offering program. During the year ended December 31, 2021, we did not sell any shares under the at-the-market offering program and all $150.0 million remains available for sale.
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
Cash, cash equivalents and investments totaled $615.2 million as of December 31, 2021, compared to $411.2 million as of December 31, 2020. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next twelve months from the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(45,920)	$(14,157)
Investing activities	38,835	94,475
Financing activities	252,298	(879)
Net increase in cash, cash equivalents and restricted cash	$245,213	$79,439
Operating Activities
Net cash used in operating activities during the year ended December 31, 2021 of $45.9 million was primarily due to our net loss of $57.8 million, adjusted for addbacks for non-cash items of $19.3 million which includes stock-based compensation, amortization of operating right-of-use assets and liabilities, non-cash interest expense, and income from marketable securities and decreases in working capital of $7.4 million.

Net cash used in operating activities during the year ended December 31, 2020 of $14.2 million was primarily due to our net loss of $19.9 million, adjusted for addbacks for non-cash items of $12.5 million which includes stock-based compensation, amortization of operating right-of-use assets and liabilities, and income from marketable securities and decreases in working capital of $6.8 million.
Investing Activities
Cash provided by investing activities during the year ended December 31, 2021 of $38.8 million was primarily due to the sale and maturities of investments of $158.8 million, offset by the acquisition of investments of $118.7 million and the purchases of property and equipment of approximately $1.3 million.
Cash provided by investing activities during the year ended December 31, 2020 of $94.5 million was primarily due to the sale and maturities of investments of $290.0 million, offset by the acquisition of investments of $194.9 million and the purchases of property and equipment of $0.6 million.
Financing Activities
Cash provided by financing activities during the year ended December 31, 2021 of $252.3 million was primarily related to $250.0 million received for the sale of future royalties, and $2.6 million proceeds received from the issuance of common stock as a result of option exercises, offset by $0.3 million for payments of issuance costs related to the sale of future royalties.
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
For further information related to our operating lease and future minimum annual obligations for license payments under our collaboration in-license agreements, see Note 10 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As of December 31, 2021, we held $119.5 million in debt securities for which the accumulated other comprehensive loss was approximately $0.4 million. As such, we believe that should a 10.0% change in interest rates were to have occurred on December 31, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
Foreign Currency Exchange Risk
We conduct a portion of our business with CROs in currencies other than our U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the euro, British pound,

Australian dollar, and Canadian dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income. We do not hedge our foreign currency exchange rate risk, however, we may do so in the future. As of December 31, 2021, we had no material accounts payable or receivable denominated in foreign currencies, and a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Inflation Risk
Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021, 2020 or 2019.

Item 8. Consolidated Financial Statements and Supplementary Data
AnaptysBio, Inc.
Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AnaptysBio, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AnaptysBio, Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
The following are the primary procedures we performed to address this critical audit matter. On a sample basis, we examined contracts, invoices, and third-party confirmations and compared them to the assumptions and inputs that are described above. We also examined certain invoices received after December 31, 2021 and evaluated whether services received prior to December 31, 2021 were included in the Company’s estimate of costs incurred as of December 31, 2021.
/s/ KPMG LLP
We have served as the Company’s auditor since 2009.
San Diego, California
March 7, 2022

AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$495,729	$250,456
Receivables from collaborative partners	876	—
Short-term investments	52,368	143,197
Prepaid expenses and other current assets	4,903	2,908
Total current assets	553,876	396,561
Property and equipment, net	2,283	1,783
Operating lease right-of-use assets	19,558	344
Long-term investments	67,097	17,546
Other long-term assets	256	258
Long-term restricted cash	—	60
Total assets	$643,070	$416,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,741	$4,217
Accrued expenses	12,853	15,262
Current portion of operating lease liability	1,505	342
Total current liabilities	16,099	19,821
Liability related to sale of future royalties	251,093	—
Operating lease liability, net of current portion	19,450	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 27,647 shares and 27,356 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	28	27
Additional paid in capital	678,575	660,665
Accumulated other comprehensive loss	(422)	(4)
Accumulated deficit	(321,753)	(263,957)
Total stockholders’ equity	356,428	396,731
Total liabilities and stockholders’ equity	$643,070	$416,552

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Collaboration revenue	$63,175	$75,000	$8,000
Operating expenses:
Research and development	98,496	80,025	99,338
General and administrative	21,493	18,854	16,094
Total operating expenses	119,989	98,879	115,432
Loss from operations	(56,814)	(23,879)	(107,432)
Other income (expense), net:
Interest expense	—	—	(1,041)
Interest income	431	3,959	10,984
Non-cash interest expense for the sale of future royalties	(1,450)	—	—
Other income (expense), net	37	(11)	1
Total other income (expense), net	(982)	3,948	9,944
Loss before income taxes	(57,796)	(19,931)	(97,488)
Provision for income taxes	—	—	152
Net loss	(57,796)	(19,931)	(97,336)
Other comprehensive (loss) income:
Unrealized (loss) income on available for sale securities, net of tax of $0, $0, and $153, respectively	(418)	(342)	561
Comprehensive loss	$(58,214)	$(20,273)	$(96,775)
Net loss per common share:
Basic and diluted	$(2.11)	$(0.73)	$(3.60)
Weighted-average number of shares outstanding:
Basic and diluted	27,431	27,302	27,059

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2019	26,922	$27	$633,251	$(223)	$(146,690)	$486,365
Issuance of common stock from exercises of options	333	—	3,007	—	—	3,007
Stock-based compensation	—	—	12,411	—	—	12,411
Comprehensive income	—	—	—	561	—	561
Net loss	—	—	—	—	(97,336)	(97,336)
Balance, December 31, 2019	27,255	27	648,669	338	(244,026)	405,008
Issuance of common stock from exercises of options	101	—	497	—	—	497
Stock-based compensation	—	—	11,499	—	—	11,499
Comprehensive loss	—	—	—	(342)	—	(342)
Net loss	—	—	—	—	(19,931)	(19,931)
Balance, December 31, 2020	27,356	27	660,665	(4)	(263,957)	396,731
Issuance of common stock from exercises of options and employee stock purchase plan	291	1	2,563	—	—	2,564
Stock-based compensation	—	—	15,347	—	—	15,347
Comprehensive loss	—	—	—	(418)	—	(418)
Net loss	—	—	—	—	(57,796)	(57,796)
Balance, December 31, 2021	27,647	$28	$678,575	$(422)	$(321,753)	$356,428

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,796)	$(19,931)	$(97,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	619	559	514
Stock-based compensation	15,347	11,499	12,411
Accretion/amortization of investments, net	493	461	(2,633)
Amortization of right-of-use assets – operating	1,471	1,058	893
Non-cash interest expense	1,450	—	676
(Gain) loss on disposal of property and equipment, net of gain on lease termination	(15)	26	—
Changes in operating assets and liabilities:
Receivables from collaborative partners	(876)	—	—
Australian tax incentive receivable	—	—	174
Prepaid expenses and other assets	(1,801)	1,048	3,580
Accounts payable and other liabilities	(4,740)	(7,694)	13,203
Operating lease liabilities	(72)	(1,183)	(999)
Net cash used in operating activities	(45,920)	(14,157)	(69,517)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(118,662)	(194,927)	(251,815)
Sales and maturities of investments	158,848	289,971	384,051
Proceeds from the sale of property and equipment	15	—	—
Purchases of property and equipment	(1,366)	(569)	(805)
Net cash provided by investing activities	38,835	94,475	131,431
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,553	496	3,007
Proceeds from the sale of future royalties	250,000	—	—
Payments on notes payable	—	(1,375)	(7,500)
Payments for issuance costs related to the sale of future royalties	(255)	—	—
Net cash provided (used in) by financing activities	252,298	(879)	(4,493)
Net increase in cash, cash equivalents, and restricted cash	245,213	79,439	57,421
Cash, cash equivalents and restricted cash, beginning of period	250,516	171,077	113,656
Cash, cash equivalents and restricted cash, end of period	$495,729	$250,516	$171,077
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$4	$424
Non-cash investing and financing activities:
Leased assets obtained in exchange for operating lease liabilities	$20,685	$—	$2,295
Amounts accrued for property and equipment	$31	$279	$41
Receivable related to issuance of common stock, upon exercise of stock options	$11	$—	$—
Amounts accrued for issuance costs related to the sale of future royalties	$102	$—	$—

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
Since our inception, we have devoted our primary effort to research and development activities. Our financial support has been provided primarily from the sale of our common and preferred stock, royalty monetization, as well as through funds received under our collaborative research and development agreements. Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. Our management believes our currently available resources will provide sufficient funds to enable us to meet our operating plans for at least the next twelve months from the issuance of our consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. Certain reclassifications have been made to 2020 and 2019 financial information to conform to the current year presentation of other long-term assets, operating lease right-of-use, or “ROU” asset, and operating lease liabilities on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows.
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

Restricted Cash
We held restricted cash of $0 and $60,000 at December 31, 2021 and 2020, respectively, which was used to secure a letter of credit provided as security for the operating lease for our prior corporate headquarters. The letter of credit expired in December 2021.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the term of the lease. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.
Long Lived Assets
Long-lived assets, consisting of property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. No impairment charges were recorded during the years ended December 31, 2021, 2020, or 2019.
Leases
Our leases consist of a lease for office and lab space that is classified as an operating lease. We determine if an arrangement is a lease at inception. Rent expense is recognized on a straight-line basis. When an operating lease includes rent abatements or requires fixed escalations of the minimum lease payments, the aggregate rental expense is recognized on a straight-line basis over the term of the lease. When an operating lease includes lease incentives such as leasehold improvement allowances, the lease incentive is included in ROU asset. For leases that have greater than a 12-month lease term, the ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. For this purpose, we consider only payments that are fixed and determinable at the time of commencement.
As our lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. We account for fixed lease components separately from non-lease components.
We keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

Liability Related to the Sale of Future Royalties
We treat the liability related to the sale of future royalties as debt, amortized under the effective interest rate method over the estimated life of the Royalty Monetization Agreement. See Note 5. The amortization of the liability related to the sale of future revenue is based on our current estimates of future royalty payments. Royalty and milestone revenue will be recognized as earned and the payments made will be recorded as a reduction of the liability when paid.
Debt Issuance Costs
Debt issuance costs related to a recognized debt liability are deferred and amortized over the term of the debt using the effective interest method. These costs are recorded as a direct reduction to the carrying value of the debt on the balance sheet and the amortization expense is included in non-cash interest expense in the statement of operations.
Non-Cash Interest Expense on the Liability Related to the Sale of Future Royalties
The total threshold of royalties paid, less the net proceeds received will be recorded as interest expense over the life of the liability. We impute interest on the unamortized portion of the liability using the effective interest method and record expense based on the timing of payments received over the term of the Royalty Monetization Agreement. Over the course of the agreement, the actual interest rate will be affected by the timing of royalty and milestone payments made and changes in the forecasted revenue.
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
Royalty Revenue
We receive royalty revenue on sales by our partners of products covered by patents or contract rights that we own and net sales of their approved drugs, where we have concluded the license is the predominant item to which the royalties relate. We do not have future performance obligations under these license arrangements. We generally satisfy our obligation to grant intellectual property rights on the effective date of the contract. However, we apply the royalty recognition constraint required under the guidance for sales-based royalties, which requires a sales-based royalty to be recorded when the underlying sale occurs. Therefore, royalties on sales of products commercialized by our partners are recognized in the quarter the product is sold. Our partners generally report sales information to us on a quarter lag. Thus, we estimate the expected royalty proceeds based on an analysis of our partners’ historical experience including their publicly announced sales. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter. As of December 31, 2021, there have not been material differences between actual and estimated royalty revenues.
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
Stock-Based Compensation
We recognize stock-based compensation expense using a fair-value-based method for costs related to all share-based payments, including stock options. Stock-based compensation cost for stock options granted to our employees and directors is measured at the grant date based on the fair-value of the award which is estimated using the Black-Scholes option-pricing model, and is recognized as expense over the requisite service period on a straight-line basis. We recognize forfeitures in the period in which forfeitures occur and record stock-based compensation expense as though all awards are expected to vest.
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
The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Year Ended December 31,
(in thousands)	2021	2020	2019
Options to purchase common stock	3,631	2,901	2,462
Accounting Pronouncements Recently Adopted
We have implemented all new accounting pronouncements that are in effect and may have an impact on our consolidated financial statements. Unless otherwise discussed, we believe the impact of any recently issued pronouncements, not yet effective will not have a material impact on our consolidated financial statements.
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
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	December 31, 2021	December 31, 2020
Laboratory equipment	$5,683	$5,225
Office furniture and equipment	1,319	976
Leasehold improvements	203	527
Property and equipment, gross	7,205	6,728
Less: accumulated depreciation and amortization	(4,922)	(4,945)
Total property and equipment, net	$2,283	$1,783
 Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	December 31, 2021	December 31, 2020
Accrued compensation and related expenses	$4,177	$3,688
Accrued professional fees	569	408
Accrued research and development expenses	7,953	10,936
Other	154	230
Total accrued expenses	$12,853	$15,262

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
On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “Amendment”) was agreed to by both parties to permit GSK to conduct development and commercialization of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor, which has received U.S. approval for the maintenance treatment of adult patients with advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to first-line platinum-based chemotherapy, and is under development for additional cancer indications. In addition, under the Amendment, we were granted increased royalties upon sales of JEMPERLI (dostarlimab), an anti-PD-1 antagonist antibody under development by GSK for multiple oncological disorders, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion and from 12% up to 25% of Net Sales above $1.0 billion. The Amendment also provided for a one-time, non-refundable cash payment of $60.0 million that we received and recognized as revenue in the fourth quarter of 2020. GSK also agreed, starting January 1, 2021, to pay us a 1% royalty less third-party royalty deduction on all GSK net sales of Zejula. The $1.1 billion in cash milestone payments due under the GSK Agreement remain unchanged. Additionally, under the terms of the Amendment, GSK has agreed to certain diligence commitments with respect to the future development of JEMPERLI, and the parties have agreed to review such commitments under regular joint review committee meetings going forward.
We assessed this Amendment in accordance with ASC 606 and concluded the Amendment was a contract modification to the GSK Agreement. Based on our assessment, we identified the terms of the Amendment to be interrelated to the GSK Agreement’s single performance obligation, noting completion and delivery of terms under the Amendment were satisfied by both parties with the execution of the Amendment.
    As of December 31, 2021, the transaction price for the GSK Agreement and Amendment includes the upfront payment, research reimbursement revenue, one-time payment associated with the Amendment, and milestones earned to date, which are allocated in their entirety to the single performance obligation.

We earned and recognized $3.2 million in royalty revenue during the year ended December 31, 2021 related to GSK’s net sales of Zejula and JEMPERLI during the period based on estimates of GSK’s sales historical experience. Of the royalty revenue recognized, $0.2 million is JEMPERLI non-cash revenue related to the Royalty Monetization Agreement, see Note 5. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter. There was no royalty revenue recognized during the years ended December 31, 2020 and 2019.
We earned and recognized four clinical milestones totaling $60.0 million during the year ended December 31, 2021. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones recognized through December 31, 2021 under the GSK Agreement are as follows:

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
We recognized $63.2 million in revenue under the GSK Agreement during the year ended December 31, 2021, of which $60.0 million was related to four milestones and $3.2 million was related to royalty revenue. We recognized $75.0 million in revenue during the year ended December 31, 2020, of which $60.0 million was related to terms under Amendment No. 3 to the GSK Agreement that were satisfied and $15.0 million in milestone revenue related to two milestones. We recognized $8.0 million during the year ended December 31, 2019 related to two milestones.
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
As of December 31, 2021, the transaction price of the BMS Agreement includes the upfront payment, success fees, expense reimbursement, and milestones earned to date, which are allocated in their entirety to the single performance obligation. None of the future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors, including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials and BMS’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to BMS and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones achieved through December 31, 2021 under the BMS Agreement are as follows:

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
There was no revenue recognized under this agreement during the years ended December 31, 2021, 2020, and 2019.
5. Sale of Future Royalties
In October 2021, we signed a royalty monetization agreement (“Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners, LP (“Sagard”). Under the terms of the Royalty Monetization Agreement, we received $250.0 million in exchange for royalties payable to us under our GSK collaboration on annual global net sales of JEMPERLI below $1.0 billion starting in October 2021. The aggregate JEMPERLI royalties and milestones to be received by Sagard under the Royalty Monetization Agreement is capped at certain fixed multiples of the upfront payment based on time. Once Sagard receives an aggregate amount of either $312.5 million (125% of the upfront) by the end of 2026, or $337.5 million (135% of the upfront) during 2027, or $412.5 million (165% of the upfront) at any time after 2027, the Royalty Monetization Agreement will expire resulting in AnaptysBio regaining all subsequent JEMPERLI royalties and milestones.
The Royalty Monetization Agreement includes a call option, which at any time after the third anniversary of the closing date of the transaction, we may reacquire our interest in the specified royalties by paying Sagard (in cash) a specified amount described as (a) in the case of a Reacquisition Date that falls within the period from (but excluding) the third anniversary of the Closing Date to (and including) December 31, 2026, the greater of (i) $312.5 million minus the total Net Amount actually received by Purchaser prior to such Reacquisition Date, and (ii) an amount that, when paid to Sagard on such Reacquisition Date, will generate an internal rate of return (“IRR”) for Sagard of 9.0% over the Relevant Period; (b) in the case of a Reacquisition Date that falls within the period from (and including) January 1, 2027 to (and including) December 31, 2027, the greater of (i) $337.5 million minus the total Net Amount actually received by Purchaser prior to such Reacquisition Date and (ii) an amount that, when paid to Sagard on such Reacquisition Date, will generate an IRR for Sagard of 10% over the Relevant Period; and (c) in the case of a Reacquisition Date that occurs on or after January 1, 2028, the greater of (i) $412.5 million minus the total Net Amount actually received by Purchaser prior to such Reacquisition Date and (ii) an amount that, when paid to Sagard on such Reacquisition Date, will generate an IRR for Sagard of 10% over the Relevant Period.
The proceeds received from Sagard of $250.0 million were recorded as a liability, net of transaction costs of $0.4 million, which will be amortized over the estimated life of the arrangement using the effective interest rate method. Royalty and milestone revenue will be recognized as earned on net sales of JEMPERLI, and we will record the royalty payments to Sagard as a reduction of the liability when paid. As such payments are made to Sagard, the balance of the liability will be effectively repaid over the life of the Royalty Monetization Agreement.
We estimate the effective interest rate used to record non-cash interest expense under the Agreement based on its estimate of future royalty payments to be received by Sagard. As of December 31, 2021, the estimated effective rate under the agreement was 7.0%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in the Company’s forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized non-cash royalty revenue of approximately $0.2 million and non-cash interest expense of approximately $1.5 million for the year ended December 31, 2021. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the year ended December 31, 2021:

(in thousands)	December 31, 2021
Liability related to sale of future royalties - beginning balance	$—
Proceeds from sale of future royalties	250,000
Issuance costs related to the sale of future royalties	(357)
Amortization of issuance costs	7
Non-cash interest expense recognized	1,443
Liability related to sale of future royalties - ending balance	$251,093

6. Fair Value Measurements and Available for Sale Investments
Fair Value Measurements
Our financial instruments consist principally of cash, cash equivalents, short-term and long-term investments, receivables, and accounts payable. Certain of our financial assets and liabilities have been recorded at fair value in the consolidated balance sheet in accordance with the accounting standards for fair value measurements.
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2021
Money market funds(1)	$445,647	$445,647	$—	$—
Mutual funds(1)	50,326	50,326	—	—
U.S. Treasury securities(2)	87,831	87,831	—	—
Certificates of deposit(2)	3,766	—	3,766	—
Agency securities(2)	5,814	—	5,814	—
Commercial and corporate obligations(2)	22,054	—	22,054	—
At December 31, 2020
Money market funds(1)	$188,297	$188,297	$—	$—
Mutual funds(1)	57,153	57,153	—	—
U.S. Treasury securities(2)	107,697	107,697	—	—
Certificates of deposit(2)	2,436	—	2,436	—
Agency securities(2)	21,169	—	21,169	—
Commercial and corporate obligations(2)	29,441	—	29,441	—
(1)    Included in cash and cash equivalents in the accompanying consolidated balance sheets.
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
Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of December 31, 2021 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$5,821	$—	$(7)	$5,814
Certificates of deposit(2)	3,770	—	(4)	3,766
Commercial and corporate obligations(3)	22,094	2	(42)	22,054
US Treasury securities(4)	87,995	—	(164)	87,831
Total available-for-sale investments	$119,680	$2	$(217)	$119,465

(1)     Of our outstanding agency securities, $1.0 million have maturity dates of less than one year and $4.8 million have a maturity date of between one to two years as of December 31, 2021.
(2)     Of our outstanding certificates of deposit, $1.3 million have a maturity date of less than one year and $2.5 million have a maturity date of between one to two years as of December 31, 2021.
(3)     Of our outstanding commercial and corporate obligations, $4.8 million have maturity dates of less than one year and    $17.3 million have a maturity date of between one to two years as of December 31, 2021.
(4)     Of our outstanding U.S. Treasury securities, $45.3 million have maturity dates of less than one year and $42.5 million have a maturity date of between one to two years as of December 31, 2021.
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
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$4,477	$(7)	$—	$—	$4,477	$(7)
Certificates of Deposit	2,870	(4)	—	—	2,870	(4)
Commercial and corporate obligations	18,524	(42)	—	—	18,524	(42)
US Treasury Securities	82,823	(164)	—	—	82,823	(164)
Total	$108,694	$(217)	$—	$—	$108,694	$(217)

	December 31, 2020
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$4,999	$(1)	$—	$—	$4,999	$(1)
Commercial and corporate obligations	6,503	(1)	2,399	—	8,902	(1)
US Treasury Securities	35,211	(3)	—	—	35,211	(3)
Total	$46,713	$(5)	$2,399	$—	$49,112	$(5)
As of December 31, 2021 and 2020, unrealized losses on available-for-sale investments were not material, and accordingly, no allowance for credit losses were recorded.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 27,647,250 shares were issued and outstanding as of December 31, 2021. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at December 31, 2021 are as follows:

Issued and Outstanding:
Stock options	3,460,295
Shares Reserved For:
2017 Equity Incentive Plan	3,268,267
2017 Employee Stock Purchase Plan	1,252,024
Total	7,980,586
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
Employee Stock Purchase Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan or the ESPP. The ESPP became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017. In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The ESPP automatically increased by 273,555 shares as of January 1, 2021. The initial offering period for the ESPP began in May 2021, completed in November 2021, and a new offering period began in November 2021. Future offering periods are expected to start in May and November each year.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one-year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the year ended December 31, 2021 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	2,920,700	$26.67	7.29	$17,434
Granted	1,105,845	$29.49
Exercises	(272,462)	$7.85
Forfeitures and cancellations	(293,788)	$29.24
Outstanding at December 31, 2021	3,460,295	$28.84	7.17	$42,987
Exercisable at December 31, 2021	1,852,668	$30.32	5.93	$27,400
Total cash received from the exercise of stock options was approximately $2.1 million during the year ended December 31, 2021.
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

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.7%	0.5%	2.0%
Expected volatility	92.9%	90.2%	77.98%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.18	6.25	6.25
Weighted average grant date fair value per share	$22.34	$14.51	$21.99
We determine the appropriate risk-free interest rate, expected term for employee stock-based awards, contractual term for non-employee stock-based awards, and volatility assumptions. The weighted-average expected option term for employee and non-employee stock-based awards reflects the application of the simplified method, which defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Expected volatility for 2021 incorporates the historical volatility of our stock price, and volatility for 2020 and 2019 incorporates our stock price as well as similar entities whose share prices are publicly available. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected or contractual term of the stock-based payment awards. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Research and development	$5,856	$4,122	$5,564
General and administrative	9,491	7,377	6,847
Total	$15,347	$11,499	$12,411
At December 31, 2021, there was $27.2 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.26 years. At December 31, 2021, there was $0.1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a remaining weighted-average vesting period of 0.37 years.

9. Employee Benefit Plan
We have a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. We elected to match 100% of an employee’s contributions up to 6% of the employees’ eligible salary with a maximum annual match limit of $8,000 in 2021 and 50% of an employee’s contributions up to 6% of the employees’ eligible salary with a maximum annual match limit of $6,000 in 2020 and 2019. For the years ended December 31, 2021, 2020, and 2019, we incurred approximately $0.6 million, $0.5 million and $0.3 million, respectively of costs related to the 401(k) plan.
10. Commitments and Contingencies
Operating Leases
On November 11, 2020, we entered into an agreement to terminate our sublease (the “Sublease Termination”) with Trex Enterprises Corporation, with respect to facilities in the building at 10455 Pacific Center Court in San Diego, California (the “10455 Building”). The terms of the original sublease with Trex provided for a November 12, 2021 lease expiration. Under the Sublease Termination, we agreed to terminate the sublease agreement on December 15, 2020 with no associated penalty. We recorded a non-cash gain of approximately $0.1 million as other income, in connection with the write-off of the lease liability and corresponding ROU asset. As of December 31, 2021, there was no lease liability and corresponding ROU asset related to the 10455 Building Lease. The non-cancellable office lease for our facilities at 10421 Pacific Center Court in San Diego, California, expired on August 31, 2021, and as of December 31, 2021, there was no related lease liability and corresponding ROU asset.
On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the ROU asset and lease liability. The monthly base rent will be $4.20 per rentable square foot and will be increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of December 31, 2021, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.
Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 9.7 years.
The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Year Ended December 31,
Leases	Classification on the Cash Flow	2021	2020	2019
Operating lease cost	Operating	$2,213	$865	$879
Cash paid for amounts included in the measurement of lease liabilities	Operating	705	938	937

At December 31, 2021, the future minimum annual obligations for the Company’s operating lease commitments are as follows:

Years Ending December 31, (in thousands)
2022	$2,316
2023	2,386
2024	2,457
2025	2,531
2026	2,607
Thereafter	13,239
Total minimum payments required	$25,536
Less: Imputed interest	(4,581)
Present value of lease liabilities	$20,955
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
Total expense incurred under all collaborative licensing agreements for upfront, milestone and royalty payments were $0.2 million, $0.2 million, and $0.5 million during the years ended December 31, 2021, 2020 and 2019, respectively. Total cash paid under these agreements was $0.2 million, $0.3 million, and $0.1 million during the years ended December 31, 2021, 2020, and 2019, respectively.
Future minimum annual obligations under all such license agreements will be $0.7 million in aggregate during 2022, and $0.2 million thereafter. These obligations are payable through ten years from the first commercial sale, if any, or expiration of the last patent to expire, the dates of which are not determinable at this time.
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
 Letter of Credit
At December 31, 2020, we were contingently liable for a standby letter of credit issued by a commercial bank for $60,000 for security on our lease and a restricted cash account with this amount was held as cash collateral for the letter of credit. As of December 31, 2021, the letter of credit has expired and the related restricted cash has been released.
Shareholder Litigation
On March 25, 2020, a putative securities class action was filed in the United States District Court for the Southern District of California naming the Company and certain of its current or former officers as defendants. The complaint purports to assert claims under Section 10(b) of the Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our common stock between October 10, 2017 and November 7, 2019 (the “Class Period”). An amended complaint was filed on September 30, 2020 alleging that, during the Class Period, the defendants made material misrepresentations or omissions regarding our etokimab product candidate that artificially inflated our stock price. The plaintiff sought, among other things, damages in an unspecified amount, as well as costs and expenses. On September 20, 2021, the Court granted defendants’ motion to dismiss the amended complaint with leave to amend. Plaintiff did not file a further amended complaint and, on November 30, 2021, the Court dismissed the action with prejudice.
On May 3, 2021, a shareholder derivative complaint was filed in the same Court based on allegations substantially similar to those in the class action, and purporting to assert claims on the Company’s behalf against current or former officers and directors for alleged violation of Sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment, waste of corporate assets and insider selling. The parties to that derivative action have agreed to the following: (1) the action should be dismissed without prejudice, meaning that the dismissal would not preclude the company, or another shareholder acting on behalf of the company, from asserting such claims in the future; (2) the plaintiffs and the defendants will all bear their own fees and costs incurred in connection with the action; and (3) neither the plaintiffs nor their counsel have received, or will receive, payment, compensation or consideration of any kind, directly or indirectly, in connection with the action or its dismissal. By Order dated January 14, 2022, the Court directed the Company to provide, in its filing on Form 10-K for the year ending December 31, 2021, notice to shareholders of the proposed dismissal without prejudice. The Court further directed the parties to notify the Court following the filing of the Form 10-K, and ordered that the action will be dismissed without prejudice fourteen (14) days thereafter unless, within such time, a shareholder moves to intervene in the action.
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

11. Income Taxes
The components of loss before income tax benefit consist of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
U.S.	$(57,741)	$(19,832)	$(97,187)
Foreign	(55)	(99)	(301)
Consolidated net loss before income taxes	$(57,796)	$(19,931)	$(97,488)

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards	$67,203	$57,772
Research and development credits	9,527	17,614
Equity compensation	8,091	5,329
Lease liability	4,451	—
Other, net	1,201	769
Total deferred tax assets	90,473	81,484
Deferred Tax Liabilities:
ROU asset	(4,154)	—
Fixed assets	(115)	(150)
Total deferred tax liabilities	(4,269)	(150)
Net deferred tax assets	86,204	81,334
Less: valuation allowance	(86,204)	(81,334)
Deferred tax assets, net of valuation allowance	$—	$—

We have recorded a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. Management has determined it more likely than not that the deferred tax assets are not realizable due to our historical loss position.
At December 31, 2021, we had federal and state net operating loss carryforwards (“NOLs”), of $293.4 million and $65.6 million, respectively. The federal and state NOLs generated prior to 2018 will both begin to expire in 2028, unless previously utilized. The federal NOL includes $233.4 million of net operating losses generated in 2018 and after. Federal net operating losses generated in 2018 and after carryover indefinitely and may generally be used to offset up to 80% of future taxable income. At December 31, 2021, we had federal and California research tax credit carryforwards of approximately $3.2 million and $10.6 million, respectively. The federal research tax credit carryforwards will begin to expire in 2041 and the California research tax credits carryforward indefinitely. We also have foreign tax losses of $3.3 million, which will carry forward indefinitely, subject to a continuity of ownership test.
The above NOL carryforward and the federal and state research tax credit carryforwards may be subject to an annual limitation under section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions if we experience one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. In September 2015, we completed a Section 382 analysis through December 31, 2014 and determined that there was an ownership change in 2007 that may limit the utilization of approximately $5.3 million and $5.4 million in federal and state NOLs, respectively, and $0.2 million in both federal and state research tax credits. During 2021, we extended the analysis period of the study through September 30, 2021, noting ownership changes on January 31, 2017 and March 8, 2021. We reduced federal research credit carryforward by approximately $15.0 million. Our use of federal and state NOLs and research credits could be limited further by the provisions of Section 382 of the U.S. Internal Revenue Code of 1986, as amended, depending upon the timing and amount of additional equity securities that we have issued or will issue. State NOL carryforwards may be similarly limited. If a change in ownership were to have occurred, NOL and tax credits carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by ownership changes, if any, will not impact our effective tax rate.

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Expected income tax benefit at federal statutory tax rate	$(12,138)	$(4,186)	$(20,473)
State income taxes, net of federal benefit	(142)	(21)	(377)
Permanent items	17	18	34
Equity compensation (1)	(708)	871	(1,122)
Return to provision adjustment	76	(11)	(661)
Rate differential	(34)	40	(53)
Research credits	8,087	(3,389)	(4,405)
Change in the valuation allowance	4,842	6,678	26,905
Income tax benefit	$—	$—	$(152)
 (1) Includes non-deductible stock-based compensation and excess tax benefits from stock-based compensation. During 2021, our tax provision includes $0.1 million of excess tax benefits associated with the exercise of non-qualified stock options and $0.9 million associated with the disqualifying dispositions of incentive stock options and $0 associated with the employee stock purchase plan. During 2020, our tax provision includes $0 of excess tax benefits associated with the exercise of non-qualified stock options and $0.2 million associated with the disqualifying dispositions of incentive stock options. During 2019, our tax provision includes $1.1 million of excess tax benefits associated with the exercise of non-qualified stock options and $0.3 million associated with the disqualifying dispositions of incentive stock options.
We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. At December 31, 2021 and 2020, we had no unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate due to the valuation allowance against deferred tax assets. The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2021	2020
Balance at the beginning of the year	$4,044	$3,146
Decrease related to prior year tax positions	(2,555)	—
Increase related to current year tax positions	984	898
Balance at the end of the year	$2,473	$4,044

If recognized, these amounts would not affect our effective tax rate, since they would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance. We do not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.
Our policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. At December 31, 2021 and 2020, there were no interest or penalties on uncertain tax benefits.
We file income tax returns in the United States, California, Pennsylvania, and Australia. Due to our losses incurred, we are essentially subject to income tax examination by tax authorities from inception to date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2021 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item is incorporated herein by reference to the sections titled “Information about our Executive Officers,” “Election of Class II Directors,” “Corporate Governance Standards and Director Independence” and “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2022 Annual Meeting of Shareholders, and such disclosure, if any, is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Election of Class II Directors,” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID: 185.
Information required by this Item is incorporated herein by reference to the section titled “Ratification of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
3. Exhibits
EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	10-Q	001-37985	3.1	May 12, 2017
3.2	Restated Bylaws, as currently in effect.	S-1	333-206849	3.4	September 9, 2015
4.1	Form of Common Stock Certificate.	S-1	333-206849	4.1	December 23, 2015
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37985	4.3	March 2, 2020
10.1*	Form of Indemnity Agreement.	S-1	333-206849	10.1	September 9, 2015
10.2*	Amended and Restated 2006 Equity Incentive Plan and forms of award agreements.	S-1	333-206849	10.2	January 17, 2017
10.3*	2017 Equity Incentive Plan, and forms of award agreements.	S-1	333-206849	10.3	January 17, 2017
10.4*	2017 Employee Stock Purchase Plan, and forms of award agreements.	S-1	333-206849	10.4	January 17, 2017
10.5*	Employment Agreement, effective as of January 1, 2012, by and between the Registrant and Hamza Suria, as amended.	10-K	001-37985	10.5	March 5, 2018
10.6	Antibody Generation Agreement, dated December 22, 2011, by and between the Registrant and Celgene Corporation, as modified.	S-1	333-206849	10.9	December 28, 2016
10.7+	Collaboration and Exclusive License Agreement, dated March 10, 2014, by and among the Registrant, TESARO, Inc. and TESARO Development, Ltd., as amended.	S-1	333-206849	10.10	May 10, 2016
10.8+	License Agreement, dated August 30, 2006, by and between the Registrant and Medical Research Council, as amended.	S-1	333-206849	10.12	September 9, 2015
10.9+	Non-Exclusive Research and Commercial License Agreement, dated May 15, 2009, by and between the Registrant and Millipore Corporation.	S-1	333-206849	10.13	September 9, 2015
10.10	Wateridge Lease Agreement.	10-Q	001-37985	10.16	May 6, 2020
10.11*	Amended and Restated Employment Agreement, effective July 15, 2020, by and between Registrant and Eric Loumeau	10-Q	001-37985	10.17	November 4, 2020

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12*	Employment Agreement, effective July 15, 2020, by and between Registrant and Dennis Mulroy	10-Q	001-37985	10.18	November 4, 2020
10.13*	Employment Agreement, effective July 31, 2020, by and between Registrant and Paul Lizzul	10-Q	001-37985	10.19	November 4, 2020
10.14++	Amendment No. 3 to the Collaboration and Exclusive License Agreement	10-K	001-37985	10.16	February 25, 2021
10.15	Termination of Sublease	10-K	001-37985	10.17	February 25, 2021
10.16++	Confidential Settlement and Modification Agreement dated as of October 23, 2020	10-K	001-37985	10.18	February 25, 2021
10.17	First Amendment to Lease Agreement	10-Q	001-37985	10.19	August 9, 2021
10.18‡++	Royalty Purchase Agreement, dated October 25, 2021, by and between the Registrant and Sagard Healthcare Royalty Partners, LP	8-K	001-37985	2.1	December 1, 2021
10.19	Amendment No. 4 to Tesaro AnaptysBio Collaboration					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of KPMG LLP, an independent registered public accounting firm.					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Report Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
++    Certain portions of this exhibit have been omitted by means of marking such portions with asterisks because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.
‡    Exhibits and schedules to this agreement have been omitted pursuant to the rules of the SEC. The Registrant will submit copies of such exhibits and schedules to the SEC upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 7, 2022

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

Signature	Title	Date

/s/ Hamza Suria	President, Chief Executive Officer and Director
Hamza Suria	(Principal Executive Officer)	March 7, 2022

/s/ Dennis Mulroy	Chief Financial Officer
Dennis Mulroy	(Principal Accounting and Financial Officer)	March 7, 2022

/s/ Daniel Faga	Director	March 7, 2022
Daniel Faga
/s/ Dennis Fenton	Director	March 7, 2022
Dennis Fenton, Ph.D.
/s/ Laura J. Hamill	Director	March 7, 2022
Laura J. Hamill
/s/ Magda Marquet	Director	March 7, 2022
Magda Marquet, Ph.D.
/s/ Oleg Nodelman	Director	March 7, 2022
Oleg Nodelman
/s/ Hollings Renton	Director	March 7, 2022
Hollings Renton
/s/ John Schmid	Director	March 7, 2022
John Schmid
/s/ James N. Topper	Director	March 7, 2022
James N. Topper, M.D., Ph.D.

/s/ J. Anthony Ware	Director	March 7, 2022
J. Anthony Ware, M.D.