Form 10-Q
period 2022-03-31
ANAPTYSBIO, INC
filed 2022-05-04
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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

As of May 2, 2022, there were 28,186,065 shares of the Registrant’s Common Stock outstanding.

AnaptysBio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value data)
(unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$166,412	$495,729
Receivables from collaborative partners	921	876
Short-term investments	339,209	52,368
Prepaid expenses and other current assets	5,869	4,903
Total current assets	512,411	553,876
Property and equipment, net	2,162	2,283
Operating lease right-of-use assets	19,147	19,558
Long-term investments	91,195	67,097
Other long-term assets	256	256
Total assets	$625,171	$643,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,481	$1,741
Accrued expenses	15,763	12,853
Current portion of operating lease liability	1,537	1,505
Total current liabilities	19,781	16,099
Liability related to sale of future royalties	255,584	251,093
Operating lease liability, net of current portion	19,059	19,450
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 28,178 shares and 27,647 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	28	28
Additional paid in capital	691,161	678,575
Accumulated other comprehensive loss	(2,434)	(422)
Accumulated deficit	(358,008)	(321,753)
Total stockholders’ equity	330,747	356,428
Total liabilities and stockholders’ equity	$625,171	$643,070
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$970	$11,247
Operating expenses:
Research and development	22,516	24,185
General and administrative	10,203	5,423
Total operating expenses	32,719	29,608
Loss from operations	(31,749)	(18,361)
Other income (expense), net:
Interest income	342	195
Non-cash interest expense for the sale of future royalties	(4,854)	—
Other income, net	6	3
Total other income (expense), net	(4,506)	198
Net loss	(36,255)	(18,163)
Unrealized loss on available for sale securities	(2,012)	(107)
Comprehensive loss	$(38,267)	$(18,270)
Net loss per common share:
Basic and diluted	$(1.31)	$(0.66)
Weighted-average number of shares outstanding:
Basic and diluted	27,713	27,361
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	27,647	$28	$678,575	$(422)	$(321,753)	$356,428
Issuance of common stock from exercises of options and employee stock purchase plan	531	—	4,844	—	—	4,844
Stock-based compensation	—	—	7,742	—	—	7,742
Comprehensive loss, net	—	—	—	(2,012)	—	(2,012)
Net loss	—	—	—	—	(36,255)	(36,255)
Balance, March 31, 2022	28,178	28	691,161	(2,434)	(358,008)	330,747
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

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,255)	$(18,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162	125
Stock-based compensation	7,742	3,315
Accretion/amortization of investments, net	161	167
Amortization of right-of-use assets – operating	411	126
Non-cash interest expense	4,854	—
Changes in operating assets and liabilities:
Receivables from collaborative partners	(45)	(1,247)
Prepaid expenses and other assets	(1,221)	(2,402)
Accounts payable and other liabilities	3,536	(4,980)
Operating lease liabilities	(359)	(145)
Net cash used in operating activities	(21,014)	(23,204)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(322,477)	(6,238)
Sales and maturities of investments	9,620	63,284
Purchases of property and equipment	(55)	(317)
Net cash (used in) provided by investing activities	(312,912)	56,729
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,844	167
Repayment of liability for sale of future royalties	(233)	—
Payments for debt issuance costs	(2)	—
Net cash provided by financing activities	4,609	167
Net (decrease) increase in cash and cash equivalents	(329,317)	33,692
Cash, cash equivalents and restricted cash, beginning of period	495,729	250,516
Cash, cash equivalents and restricted cash, end of period	$166,412	$284,208
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Amounts accrued for issuance costs related to the sale of future royalties	$128	$—
Amounts accrued for property and equipment	$19	$58
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Notes to Unaudited Consolidated Financial Statements
1. Description of the Business
AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. We are a clinical-stage biotechnology company developing first-in-class antibodies focused on unmet medical needs in inflammation. Our proprietary anti-inflammatory pipeline includes imsidolimab, our anti-IL-36R antibody, previously referred to as ANB019, for the treatment of dermatological inflammatory diseases, including generalized pustular psoriasis, or GPP, and moderate-to-severe hidradenitis suppurativa; rosnilimab, our anti-PD-1 agonist program, previously referred to as ANB030, for the treatment of moderate-to-severe alopecia areata; and our anti-BTLA agonist program, ANB032, which is broadly applicable to human inflammatory diseases associated with lymphoid and myeloid immune cell dysregulation. Our antibody pipeline has been developed using our proprietary somatic hypermutation, or SHM platform, which uses in vitro SHM for antibody discovery and is designed to replicate key features of the human immune system to overcome the limitations of competing antibody discovery technologies. We have also developed multiple therapeutic antibodies in an immuno-oncology collaboration with GSK, including an anti-PD-1 antagonist antibody (JEMPERLI (dostarlimab-gxly) GSK4057190), an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889) and an anti-LAG-3 antagonist antibody (GSK4074386). We currently generate revenue from milestones and royalties achieved under our collaborative research and development arrangements.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Also, certain reclassifications have been made to 2021 financial information to conform to the current year presentation of amortization of right-of-use assets - operating and operating lease liabilities on the Consolidated Statements of Cash Flows. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Interim results are not necessarily indicative of results for a full year, particularly in light of the novel coronavirus (“COVID-19”) pandemic, and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions, including the issuance of stay-at-home orders and social distancing guidelines, which have resulted in some businesses suspending operations or experiencing a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business, and delay our development programs and regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Our future research and development expenses and general and administrative expenses may vary significantly if we experience an increased impact from the COVID-19 pandemic on the costs and timing associated with the conduct of our clinical trials and other related business activities, to date there has not been any material delays in clinical operations. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K.
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
The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
(in thousands)	2022	2021
Options to purchase common stock	4,003	3,445
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment, net
Property and equipment, net consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Laboratory equipment	$5,696	$5,683
Office furniture and equipment	1,347	1,319
Leasehold improvements	203	203
Property and equipment, gross	7,246	7,205
Less: accumulated depreciation and amortization	(5,084)	(4,922)
Total property and equipment, net	$2,162	$2,283

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Accrued compensation and related expenses	$2,848	$4,177
Accrued professional fees	652	569
Accrued research, development and manufacturing expenses	12,135	7,953
Other	128	154
Total accrued expenses	$15,763	$12,853
4. Collaborative Research and Development Agreements
GlaxoSmithKline Collaboration
In March 2014, we entered into a Collaboration and Exclusive License Agreement (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GlaxoSmithKline (Tesaro and GlaxoSmithKline are hereinafter referred to, collectively, as “GSK”). Under the terms of the GSK Agreement, we agreed to perform certain discovery and early preclinical development of therapeutic antibodies with the goal of generating immunotherapy antibodies for subsequent preclinical, clinical, regulatory, and commercial development to be performed by GSK. Under the terms of the GSK Agreement, GSK paid an upfront license fee of $17.0 million in March 2014 and agreed to provide funding to us for research and development services related to antibody discovery programs for three specific targets. In November 2014, Amendment No. 1 to the GSK Agreement was agreed by both parties to add an antibody discovery program against an undisclosed fourth target for an upfront license fee of $2.0 million. Currently, under the GSK Agreement, GSK is developing JEMPERLI (dostarlimab), an anti-PD-1 antagonist antibody, as a monotherapy and in combination with additional therapies, for various solid tumor indications. In addition, under the collaboration, GSK is developing dostarlimab in combination with two other development programs form the GSK Agreement: cobolimab, an anti-TIM-3 antibody, and GSK40974386, an anti-LAG-3 antibody, for various solid tumor indications.
For each development program, we are eligible to receive milestone payments of up to $18.0 million if certain preclinical and clinical trial events are achieved by GSK, up to an additional $90.0 million if certain U.S. and European regulatory submissions and approvals in multiple indications are achieved, and up to an additional $165.0 million upon the achievement of specified levels of annual worldwide net sales. We will also be eligible to receive tiered 4-8% royalties related to worldwide net sales of products developed under the collaboration. Unless earlier terminated by either party upon specified circumstances, the GSK Agreement will terminate, with respect to each specific developed product, upon the later of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent. Prior to the adoption of ASC 606, Revenue from Contracts with Customers, we determined that the upfront license fees and research funding under the GSK Agreement, as amended, should be accounted for as a single unit of accounting and that the upfront license fees should be deferred and recognized as revenue over the same period that the research and development services are performed. In February 2016, Amendment No. 2 to the GSK Agreement was agreed by both parties to define the effective dates of the development programs of the GSK Agreement. We determined that the research and development services would be extended through December 31, 2016. As a result, the period over which the unrecognized license fees and discovery milestones were recognized was extended through December 31, 2016 and have since been recognized in full.
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

On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “Amendment”) was agreed to by both parties to permit GSK to conduct development and commercialization in combination with any third-party molecules of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor, which has received U.S. approval for the maintenance treatment of adult patients with advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to first-line platinum-based chemotherapy, and is under development for additional cancer indications. In addition, under the Amendment, we were granted increased royalties upon sales of JEMPERLI, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion and from 12% up to 25% of Net Sales above $1.0 billion. The Amendment also provided for a one-time, non-refundable cash payment of $60.0 million that we received and recognized as revenue in the fourth quarter of 2020. GSK also agreed, starting January 1, 2021, to pay us a 1% royalty less third-party royalty deduction on all GSK net sales of Zejula. The $1.1 billion in cash milestone payments due under the GSK Agreement remain unchanged. Additionally, under the terms of the Amendment, GSK has agreed to certain diligence commitments with respect to the future development of JEMPERLI, and the parties have agreed to review such commitments under regular joint review committee meetings going forward.
We assessed this Amendment in accordance with ASC 606 and concluded the Amendment was a contract modification to the GSK Agreement. Based on our assessment, we identified the terms of the Amendment to be interrelated to the GSK Agreement’s single performance obligation, noting completion and delivery of terms under the Amendment were satisfied by both parties with the execution of the Amendment.
As of March 31, 2022, the transaction price for the GSK Agreement and Amendment includes the upfront payment, research reimbursement revenue, one-time payment associated with the Amendment, and milestones earned to date, which are allocated in their entirety to the single performance obligation.
We earned and recognized $1.0 million in royalty revenue during the three months ended March 31, 2022 related to GSK’s net sales of Zejula and JEMPERLI during the period based on estimates of GSK’s sales historical experience. Of the royalty revenue recognized, $0.3 million is JEMPERLI non-cash revenue related to the Royalty Monetization Agreement, see Note 5. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter. We earned and recognized $1.2 million in royalty revenue during the three months ended March 31, 2021 related to GSK’s net sales of Zejula during the period.
No clinical milestones were earned or recognized during the three months ended March 31, 2022. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Milestones recognized through March 31, 2022 under the GSK Agreement are as follows:

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
We recognized $1.0 million in revenue under the GSK Agreement during the three months ended March 31, 2022, and $11.2 million during the three months ended March 31, 2021.
Contractual milestones that may be recognized in the future under the GSK agreement are as follows:

	Anti-PD-1 (JEMPERLI/Dostarlimab)	Anti-TIM-3 (GSK4069889A/Cobolimab)	Anti-LAG-3 (GSK40974386)
Milestone Event	Amount	Amount	Amount
Pre clinical and Development	—	$10.0M	$10.0M
Regulatory	$15.0M	$90.0M	$90.0M
Commercial	$165.0M	$165.0M	$165.0M
Total Contractual Milestones Remaining	$180.0M	$265.0M	$265.0M
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

There was no revenue recognized under this agreement during the three months ended March 31, 2022 and 2021.
5. Sale of Future Royalties
In October 2021, we signed a royalty monetization agreement (“Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners, LP (“Sagard”). Under the terms of the Royalty Monetization Agreement, we received $250.0 million in exchange for royalties payable to us under our GSK collaboration on annual global net sales of JEMPERLI below $1.0 billion starting in October 2021. The aggregate JEMPERLI royalties and milestones to be received by Sagard under the Royalty Monetization Agreement is capped at certain fixed multiples of the upfront payment based on time. Once Sagard receives an aggregate amount of either $312.5 million (125% of the upfront) by the end of 2026, or $337.5 million (135% of the upfront) during 2027, or $412.5 million (165% of the upfront) at any time after 2027, the Royalty Monetization Agreement will expire resulting in us regaining all subsequent JEMPERLI royalties and milestones. As of March 31, 2022, Sagard has received a total of $0.2 million in royalties and milestones.
The Royalty Monetization Agreement includes a call option pursuant to which at any time after December 1, 2024, we may reacquire our interest in the specified royalties by paying Sagard (in cash) a specified amount described as (a) in the case of a Reacquisition Date that falls within the period from (but excluding) December 1, 2024 to (and including) December 31, 2026, the greater of (i) $312.5 million minus the total Net Amount actually received by Purchaser prior to such Reacquisition Date, and (ii) an amount that, when paid to Sagard on such Reacquisition Date, will generate an internal rate of return (“IRR”) for Sagard of 9.0% over the Relevant Period; (b) in the case of a Reacquisition Date that falls within the period from (and including) January 1, 2027 to (and including) December 31, 2027, the greater of (i) $337.5 million minus the total Net Amount actually received by Purchaser prior to such Reacquisition Date and (ii) an amount that, when paid to Sagard on such Reacquisition Date, will generate an IRR for Sagard of 10% over the Relevant Period; and (c) in the case of a Reacquisition Date that occurs on or after January 1, 2028, the greater of (i) $412.5 million minus the total Net Amount actually received by Purchaser prior to such Reacquisition Date and (ii) an amount that, when paid to Sagard on such Reacquisition Date, will generate an IRR for Sagard of 10% over the Relevant Period.
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
We estimate the effective interest rate used to record non-cash interest expense under the Agreement based on the estimate of future royalty payments to be received by Sagard. As of March 31, 2022, the estimated effective rate under the agreement was 9.1%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in the Company’s forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized non-cash royalty revenue of approximately $0.3 million and non-cash interest expense of approximately $4.9 million for the three months ended March 31, 2022. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the three months ended March 31, 2022:

(in thousands)	March 31, 2022
Liability related to sale of future royalties - beginning balance	$251,093
Issuance costs related to the sale of future royalties	(130)
Amortization of issuance costs	20
Royalty payments to Sagard	(233)
Non-cash interest expense recognized	4,834
Liability related to sale of future royalties - ending balance	$255,584

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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2022
Money market funds(1)	$132,942	$132,942	$—	$—
Mutual funds(1)	34,437	34,437	—	—
U.S. Treasury securities(2)	376,445	376,445	—	—
Certificates of deposit(2)	3,279	—	3,279	—
Agency securities(2)	26,110	—	26,110	—
Commercial and corporate obligations(2)	24,570	—	24,570	—
At December 31, 2021
Money market funds(1)	$445,647	$445,647	$—	$—
Mutual funds(1)	50,326	50,326	—	—
U.S. Treasury securities(2)	87,831	87,831	—	—
Certificates of deposit(2)	3,766	—	3,766	—
Agency securities(2)	5,814	—	5,814	—
Commercial and corporate obligations(2)	22,054	—	22,054	—
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
Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available for sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available for sale investments by security type, classified in cash equivalents, short-term and long-term investments as of March 31, 2022 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$26,431	$—	$(321)	$26,110
Certificates of deposit(2)	3,314	—	(35)	3,279
Commercial and corporate obligations(3)	24,929	—	(359)	24,570
U.S. Treasury securities(4)	377,956	1	(1,512)	376,445
Total available for sale investments	$432,630	$1	$(2,227)	$430,404
(1)    Of our outstanding agency securities $6.0 million have maturity dates of less than one year and $20.1 million have maturity dates between one to two years as of March 31, 2022.
(2)    Of our outstanding certificates of deposit, $1.6 million have maturity dates of less than one year and $1.7 million have a maturity date of between one to two years as of March 31, 2022.
(3)     Of our outstanding commercial and corporate obligations $4.1 million have maturity dates of less than one year and $20.5 million have a maturity date of between one to two years as of March 31, 2022.
(4)    Of our outstanding U.S. Treasury securities $327.6 million have maturity dates of less than one year and $48.9 million have a maturity date of between one to two years as of March 31, 2022.
The aggregate market value, cost basis, and gross unrealized gains and losses of available for sale investments by security type, classified in short-term and long-term investments as of December 31, 2021 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$5,821	$—	$(7)	$5,814
Certificates of deposit(2)	3,770	—	(4)	3,766
Commercial and corporate obligations(3)	22,094	2	(42)	22,054
US Treasury securities(4)	87,995	—	(164)	87,831
Total available for sale investments	$119,680	$2	$(217)	$119,465
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

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$26,110	$(321)	$—	$—	$26,110	$(321)
Commercial and corporate obligations	3,077	(35)	—	—	3,077	(35)
Certificates of deposit	24,570	(359)	—	—	24,570	(359)
US Treasury Securities	353,995	(1,512)	—	—	353,995	(1,512)
Total	$407,752	$(2,227)	$—	$—	$407,752	$(2,227)

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$4,477	$(7)	$—	$—	$4,477	$(7)
Certificates of Deposit	2,870	(4)	—	—	2,870	(4)
Commercial and corporate obligations	18,524	(42)	—	—	18,524	(42)
US Treasury Securities	82,823	(164)	—	—	82,823	(164)
Total	$108,694	$(217)	$—	$—	$108,694	$(217)
As of March 31, 2022 and December 31, 2021, unrealized losses on available for sale investments were $2.2 million and $0.2 million, respectively. There were no securities in an unrealized loss position for greater than 12 months as of March 31, 2022. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, accordingly, no allowance for credit losses were recorded.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 28,177,590 shares were issued and outstanding as of March 31, 2022. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at March 31, 2022 are as follows:

Issued and Outstanding:
Stock options	3,968,639
Restricted stock units	887,043
Shares Reserved For:
2017 Equity Incentive Plan	2,448,430
2017 Employee Stock Purchase Plan	1,528,476
Total	8,832,588

8. Equity Incentive Plans
2017 Equity Incentive Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017, and replaced our existing 2006 Equity Incentive Plan. Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan will be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The 2017 Plan automatically increased by 1,105,890 shares as of January 1, 2022.
Employee Stock Purchase Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan or the ESPP. The ESPP became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017. In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The ESPP automatically increased by 276,472 shares as of January 1, 2022. The initial offering period for the ESPP began in May 2021, completed in November 2021, and a new offering period began in November 2021. Future offering periods are expected to start in May and November each year.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the three months ended March 31, 2022 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	3,460,295	$28.84	7.17	$42,987
Granted	1,149,550	$30.39
Exercises	(530,340)	$9.13
Forfeitures and cancellations	(110,866)	$28.33
Outstanding at March 31, 2022	3,968,639	$31.94	6.17	$10,002
Exercisable at March 31, 2022	1,590,922	$37.28	4.96	$5,884
Time-based Restricted Stock Units
Each Restricted Stock Unit (“RSUs”) represents one equivalent share of our common stock to be issued after satisfying the applicable continued service-based vesting criteria over a specified period. These RSUs vest in full upon the 24-month anniversary of the Vesting Commencement Date, subject to continued service on such date. The fair value of these RSUs is based on the closing price of our common stock on the date of the grant. We measure compensation expense over the expected vesting period on a straight-line basis. The RSUs do not entitle the participants to the rights of holders of common stock, such as voting rights, until the shares are issued.

	Number of Shares	Weighted average grant date fair value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	—	$—	$—
Granted	887,043	$26.50
Vested	—	$—
Cancelled	—	$—
Outstanding at March 31, 2022	887,043	$26.50	$21,945
Restricted Stock Units expected to vest at March 31, 2022	887,043		$21,945
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

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	2.0%	0.7%
Expected volatility	88.5%	93.0%
Expected dividend yield	—%	—%
Expected term (in years)	6.18	6.18
Weighted-average grant date fair value per share	$22.63	$22.47
We determine the appropriate risk-free interest rate, expected term for employee stock-based awards, contractual term for non-employee stock-based awards, and volatility assumptions. The weighted-average expected option term for employee and non-employee stock-based awards reflects the application of the simplified method, which defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Expected volatility for 2022 and 2021 incorporates the historical volatility of our stock price. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected or contractual term of the stock-based payment awards. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development	$1,656	$1,194
General and administrative	6,086	2,121
Total	$7,742	$3,315
On March 20, 2022, our then Chief Executive Officer (“former CEO”), resigned by mutual agreement with the Board of Directors. In connection with his separation agreement, we modified certain equity awards and recognized approximately $3.2 million in non-cash stock-based compensation expense. Given the former CEO had substantially rendered the required services per his separation agreement, we recorded the full expense related to the modification in the period ending March 31, 2022. Additionally, On March 21, 2022, we awarded our newly appointed Interim President and Chief Executive Officer RSUs for 887,043 shares of the company’s common stock. The fair value of the award will be recognized as part of compensation cost, occurring ratably over the stated 24-month requisite service period. During the three months ended March 31, 2022, we recognized $0.3 million of non-cash stock-based compensation cost related to the award.
At March 31, 2022, there was $35.4 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.48 years, $23.2 million of unrecognized cost related to unvested RSUs awards, which is expected to be recognized over a period of 1.97 years and $0.1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a remaining weighted-average vesting period of 0.12 years.
9. Commitments and Contingencies
Operating Leases
On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the ROU asset and lease liability. The monthly base rent will be $4.20 per rentable square foot and will be increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of March 31, 2022, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.
Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 9.4 years.
The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Three Months Ended March 31,
Leases	Classification on the Cash Flow	2022	2021
Operating lease cost	Operating	$619	$133
Cash paid for amounts included in the measurement of lease liabilities	Operating	568	151

At March 31, 2022, the future minimum annual obligations for the Company’s operating lease liabilities are as follows (in thousands):

Years Ending December 31,
2022	$1,749
2023	2,386
2024	2,457
2025	2,531
2026	2,607
Thereafter	13,239
Total minimum payments required	24,969
Less imputed interest	(4,373)
Total	$20,596
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
On May 3, 2021, a shareholder derivative complaint was filed in the same Court based on allegations substantially similar to those in the class action, and purporting to assert claims on the Company’s behalf against current or former officers and directors for alleged violation of Sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment, waste of corporate assets and insider selling. The parties to that derivative action agreed to the following: (1) the action should be dismissed without prejudice, meaning that the dismissal would not preclude the company, or another shareholder acting on behalf of the company, from asserting such claims in the future; (2) the plaintiffs and the defendants will all bear their own fees and costs incurred in connection with the action; and (3) neither the plaintiffs nor their counsel have received, or will receive, payment, compensation or consideration of any kind, directly or indirectly, in connection with the action or its dismissal. By Order dated January 14, 2022, the Court directed the Company to provide, in its filing on Form 10-K for the year ending December 31, 2021, notice to shareholders of the proposed dismissal without prejudice, which the Company did. On March 22, 2022, the Court entered an order dismissing the action without prejudice.
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
10. Subsequent Event
On April 27, 2022, we announced positive top-line data from our Phase 1 trial of ANB032, our investigational wholly owned anti-BTLA agonist antibody. Top-line data demonstrated favorable safety, tolerability, and a rapid and sustained pharmacokinetic and pharmacodynamic profile that supports advancement of ANB032 into subsequent patient trials.

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
•our plans to develop and commercialize antibodies, including our lead product candidate: imsidolimab for patients with generalized pustular psoriasis (“GPP”) and skin toxicities associated with treatments with hidradenitis suppurativa;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the three months ended March 31, 2022, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements.”
Overview
We are a clinical-stage biotechnology company developing first-in-class antibodies focused on unmet medical needs in inflammation. Our proprietary anti-inflammatory pipeline includes imsidolimab, our anti-IL-36R antibody, previously referred to as ANB019, for the treatment of dermatological inflammatory diseases, including generalized pustular psoriasis, or GPP, and moderate-to-severe hidradenitis suppurativa; rosnilimab, our anti-PD-1 agonist program, previously referred to as ANB030, for the treatment of moderate-to-severe alopecia areata; and our anti-BTLA agonist program, ANB032, which is broadly applicable to human inflammatory diseases associated with lymphoid and myeloid immune cell dysregulation. Our antibody pipeline has been developed using our proprietary somatic hypermutation, or SHM platform, which uses in vitro SHM for antibody discovery and is designed to replicate key features of the human immune system to overcome the limitations of competing antibody discovery technologies. We have also developed multiple therapeutic antibodies in an immuno-oncology collaboration with GSK, including an anti-PD-1 antagonist antibody (JEMPERLI (dostarlimab-gxly) GSK4057190), an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889) and an anti-LAG-3 antagonist antibody (GSK4074386).
Imsidolimab, our wholly-owned IL-36R antibody previously referred to as ANB019, inhibits the interleukin-36 receptor (“IL-36R”), and is being developed for the treatment of multiple dermatological inflammatory diseases. We completed a Phase 1 clinical trial in healthy volunteers, which was presented at the European Academy of Allergy and Clinical Immunology in 2018, where imsidolimab was well-tolerated by all subjects, no dose-limiting toxicities were observed, and no serious adverse events were reported among any subjects in the clinical trial. In July 2020, the U.S. Food and Drug Administration (the “FDA”) granted Orphan Drug Designation for imsidolimab for the treatment of patients with GPP. We completed an open-label, multi-dose, single-arm Phase 2 clinical trial of imsidolimab in 8 GPP patients, also referred to as the GALLOP clinical trial, where top-line data through week 16 was presented at the European Academy of Dermatology and Venerology (EADV) Congress on October 2, 2021. In this trial, 6 of 8 (75%) patients treated with imsidolimab monotherapy achieved the primary endpoint of response on the clinical global impression (“CGI”) scale at week 4 and week 16, without requiring rescue medication. Two of 8 (25%) patients were considered to have not met the primary endpoint because they dropped out of the trial prior to Day 29. The Modified Japanese Dermatology Association severity index total score (“mJDA-SI”), which incorporates both dermatological and systemic aspects of GPP, decreased for patients on average by 29% at week 1, 54% at week 4 and 58% at week 16. Erythema with pustules, which clinically defines GPP, decreased by 60% at week 1, 94% by week 4 and 98% by week 16. Patients achieved a reduction in the Dermatology Life Quality Index (“DLQI”), which is a patient-reported measure, of 6 points at week 4 and 11 points by week 16, each of which exceeded the minimal clinically importance difference (“MCID”) of 4 points. GPP Physician Global Assessment (“GPPPGA”) scale was implemented by protocol amendment during the course of the trial and was assessed in 4 of the 8 enrolled patients, where zero (clear) or 1 (almost clear) response was achieved in 2 (50%) patients at week 4 and 3 (75%) patients at week 16. Genotypic testing indicated homozygous wild-type IL-36RN, CARD14 and AP1S3 alleles for all 8 patients. Through week 16, anti-drug antibodies were only detected in one patient, which occurred at week 12 and did not impact imsidolimab pharmacokinetics or efficacy. Imsidolimab was generally well-tolerated, and most treatment-emergent adverse events were mild to moderate in severity and resolved without sequelae. No infusion or injection site reactions were observed. One patient dropped out of the clinical trial due to a diagnosis of Staphylococcal aureus bacteremia in the first week, which was a serious adverse event deemed to be possibly drug-related. Because the patient was symptomatic prior to dosing and had a prior medical history of bacteremia, a common comorbidity of GPP, we do not believe this event is likely attributable to imsidolimab. Another patient dropped out of the study on Day 22 due to investigator reported inadequate efficacy. One patient contracted COVID-19 during the course of the clinical trial, which was deemed a serious adverse event unrelated to imsidolimab, and did not lead to study discontinuation. Medical claims analyses conducted by IQVIA indicate approximately 37,000 unique patients were diagnosed with GPP at least once, and approximately 15,000 unique patients were diagnosed with GPP at least twice, by a physician between 2017 and 2019 using the International Classification of Diseases 10th Revision (“ICD-10”) diagnostic code pertaining to GPP (L40.1).
We met with the FDA during the second quarter of 2021 for an end-of-Phase 2 meeting to review an orphan disease registration plan for imsidolimab for the treatment of GPP. We have initiated our first Phase 3 trial for imsidolimab for GPP, called GEMINI-1. GEMINI-1 will enroll approximately 45 moderate-to-severe GPP patients, each undergoing an active flare at baseline, which will be randomized equally to receive a single dose of 750mg intravenous (“IV”) imsidolimab, 300mg IV imsidolimab, or placebo. The primary endpoint of the Phase 3 program is the proportion of patients achieving clear or almost clear skin as determined by a GPPPGA score of zero or 1 at week 4 of GEMINI-1. Patients completing the GEMINI-1 trial will subsequently be enrolled in GEMINI-2, our second Phase 3 trial for imsidolimab in GPP, where they will receive monthly doses of 200mg subcutaneous imsidolimab or placebo depending upon whether they are responders, partial responders or non-responders to treatment under GEMINI-1. The objective of GEMINI-2 is to assess the efficacy and safety of imsidolimab after 6 months of monthly dosing. Top-line data from an interim analysis of GEMINI-1 is anticipated in the fourth quarter of 2023.
We are conducting a global registry of GPP patients, also referred to as the RADIANCE study, which we anticipate will improve understanding of the patient journey and assist in enrollment of future GPP clinical trials.
We are conducting clinical development of imsidolimab in hidradenitis suppurativa, also known as acne inversa, which is a chronic inflammatory skin disease characterized by painful nodules in intertriginous areas that can progress to abscesses, sinus tracks and scarring. Current treatment options for hidradenitis suppurativa, including antibiotics, corticosteroids and anti-TNF therapy, have variable efficacy in moderate-to-severe patients, which often leads to surgery for removal of hidradenitis suppurativa nodules. Human translational studies have demonstrated elevated IL-36 cytokine expression in hidradenitis suppurativa skin biopsies, and we believe treatment of moderate-to-severe hidradenitis suppurativa with imsidolimab may lead to therapeutic benefit for this patient population. Moderate-to-severe hidradenitis suppurativa affects approximately 150,000 adults in the United States. We are conducting a Phase 2 clinical trial of imsidolimab in moderate-to-severe hidradenitis suppurativa, called HARP, where 120 patients will be randomized equally between two dose levels of imsidolimab and placebo, and we anticipate top-line data during the third quarter of 2022.
Our second wholly-owned program, rosnilimab, previously referred to as ANB030, is an anti-PD-1 agonist antibody program designed to augment PD-1 signaling through rosnilimab treatment to suppress T-cell driven human inflammatory diseases. Genetic mutations in the PD-1 pathway are known to be associated with increased susceptibility to human inflammatory diseases, and hence we believe that rosnilimab is applicable to diseases where PD-1 checkpoint receptor function may be under-represented. We presented preclinical data for rosnilimab at the Festival of Biologics Annual Meeting in March 2020, including translational data demonstrating in vitro activity of rosnilimab in alopecia areata patient samples. We announced positive top-line data from a healthy volunteer Phase 1 clinical trial of rosnilimab in November 2021. A total of 144 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where single ascending dose (SAD) cohorts were administered single subcutaneous or IV doses of rosnilimab ranging between 0.02mg to 600mg or placebo, while multiple ascending dose (MAD) cohorts received four weekly subcutaneous doses of rosnilimab ranging between 60mg and 400mg or placebo. Rosnilimab was generally well-tolerated and no dose limiting toxicities were observed. Two serious adverse events were reported in single dose cohorts, including obstructive pancreatitis in a placebo-dosed subject and COVID-19 infection in a rosnilimab-dosed subject leading to discontinuation which was deemed unrelated to treatment. No serious adverse events were reported in subjects receiving multiple doses of rosnilimab or placebo.
Pharmacokinetic analyses demonstrated a favorable profile for rosnilimab with an estimated two-week half-life for subcutaneous and IV routes of administration. Full PD-1 receptor occupancy was observed rapidly during the first week following single subcutaneous rosnilimab doses at or above 60mg, and was maintained for at least 30 days at or above 200mg single subcutaneous doses. These data support monthly subcutaneous dosing of rosnilimab for future patient trials. Rosnilimab’s pharmacodynamic activity resulted in rapid and sustained reduction in the quantity and functional activity of PD-1+ T cells, which are known to be pathogenic drivers of inflammatory diseases. Conventional T (Tcon) cells (CD3+, CD25 low) expressing PD-1, which represented approximately 25% of peripheral T cells at baseline, were reduced by 50%, including in both CD4+ and CD8+ subsets, in a dose-dependent manner and in correlation with receptor occupancy. This effect was maximized on high-PD-1 expressing Tcon cells, which represented approximately 5% of peripheral T cells, with 90% reduction relative to baseline. Conversely, total T cells (CD3+), total Tcon cells (CD3+, CD25low) and total regulatory T (Treg) cells (CD3+, CD4+, CD25 bright, CD127-) were unchanged (<5% change from baseline), resulting in a favorable shift in the ratio of PD-1+ Tcon cells to total Treg cells post-treatment. No effect (<5% reduction from baseline) was observed on any of the aforementioned cell types in placebo-dosed subjects. In addition, an antigen-specific functional T cell recall response, measured as ex vivo interferon-gamma released in response to tetanus toxoid challenge, was inhibited in a receptor occupancy dependent manner and was consistent with the observed reduction of PD-1+ Tcon cells, to a maximum of approximately 90% relative to baseline within 30 days following single rosnilimab dose, while placebo administration had no effect. Based upon these data, we believe rosnilimab’s in vivo mechanism has the potential to treat T-cell driven human inflammatory diseases. During the fourth quarter of 2021, we initiated AZURE, a randomized placebo-controlled 45-patient Phase 2 trial of rosnilimab in moderate-to-severe alopecia areata patients with at least 50% scalp hair loss for at least 6 months prior to enrollment, where the primary endpoint is change in severity of alopecia tool (SALT) relative to baseline. Top-line data from the AZURE clinical trial is anticipated during the first half of 2023. We continue to assess clinical development opportunities for rosnilimab in additional indications, including vitiligo and rheumatoid arthritis.
Our third wholly-owned program is an anti-BTLA agonist antibody, known as ANB032, which is broadly applicable to human inflammatory diseases associated with lymphoid and myeloid immune cell dysregulation. Genetic studies have demonstrated that BTLA pathway mutations increase human susceptibility to multiple autoimmune diseases and insufficient BTLA signaling can lead to dysregulated T or B cell responses. ANB032 is anticipated to down-modulate the activity of T cells, B cells and BTLA expressing myeloid dendritic cells via several potential mechanisms: direct BTLA agonistic activity, stabilization of the interaction of BTLA and HVEM in cis which prevents pro-inflammatory signaling mediated by HVEM ligands such as LIGHT, and abrogation of pro-inflammatory HVEM signaling mediated by BTLA in trans. We announced positive top-line data from a healthy volunteer Phase 1 trial of ANB032, under an Australian Clinical Trial Notification (“CTN”), in April 2022. A total of 96 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where single ascending dose (SAD) cohorts received subcutaneous or IV single doses of ANB032 or placebo, while multiple ascending dose (MAD) cohorts received four weekly subcutaneous doses of ANB032 or placebo.
ANB032 was generally well-tolerated, no dose limiting toxicities were observed and there were no discontinuations due to adverse events other than one patient quarantined for potential COVID infection. No serious adverse events (SAEs) were reported. Most adverse events were considered to be mild-to-moderate, of short duration, resolved without sequelae and occurred sporadically in a dose-independent manner. Three severe adverse events (2 blood creatine phosphokinase (CPK) increase and 1 aspartate aminotransferase (AST) increase), none of which were treatment-related, were reported in two subjects in the lowest dose MAD cohort.
Pharmacokinetic analyses demonstrated a favorable profile for ANB032 including an approximate two-week half-life for subcutaneous and IV routes of administration. ANB032 demonstrated rapid and sustained target engagement on both T cells and B cells with full BTLA receptor occupancy was observed within hours and was maintained for greater than 30 days following IV or subcutaneous ANB032 dosing. ANB032 pharmacodynamic activity resulted in reduction of cell surface BTLA expression on T cells and B cells following dosing. A portion of the cell surface BTLA was shed from the cells as soluble BTLA (sBTLA), while the residual approximately 60% of baseline BTLA on T cells and B cells remained occupied by ANB032. The duration of reduced BTLA expression correlated with receptor occupancy in a dose-dependent manner and was maintained for greater than 30 days following IV or subcutaneous ANB032 dosing. Importantly, reduction of cell surface BTLA expression and the shedding of a portion of the cell surface BTLA as soluble BTLA, which was previously demonstrated to occur with ANB032 treatment in animal models of inflammation where robust efficacy was observed, confirmed the pharmacodynamic activity of ANB032 in humans. Based upon these data, we believe ANB032’s in vivo mechanism has the potential to broadly treat T and B-cell driven human inflammatory diseases.
In addition to our wholly-owned antibody programs, multiple Company-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. We have received to date approximately $227.6 million in cash receipts from collaborations. Our collaborations include an immuno-oncology-focused collaboration with GlaxoSmithKline, Inc. (“GSK”) and an inflammation-focused collaboration with Bristol-Myers Squibb (“BMS”).
Under the GSK Agreement, a Biologics License Application (“BLA”) for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called JEMPERLI (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (“dMMREC”). In addition, in April 2021 the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for JEMPERLI for use in women with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen, which approval makes JEMPERLI the first anti-PD-1 therapy available for endometrial cancer in Europe. A second FDA approval was received in August 2021 for JEMPERLI in pan-deficient mismatch repair tumors (“PdMMRT”). JEMPERLI is currently in clinical development for various solid tumor indications, including first-line advanced/recurrent endometrial cancer, first line ovarian cancer, and non-small cell lung cancer.
In addition, under the collaboration, GSK is developing dostarlimab in combination with two other development programs from the GSK Agreement: cobolimab, an anti-TIM-3 antibody, and GSK40974386, an anti-LAG-3 antibody for multiple solid tumor indications.
Also, under a separate collaboration between GSK and iTeos Therapeutics, dostarlimab is being developed in combination with EOS-448 (anti-TIGIT) and inupadenant (A2A receptor antagonist) in various solid tumor indications, including registration-directed trials combining dostarlimab and EOS-448 for first-line PD-L1 high non-small cell lung cancer (NSCLC) patients, head and neck squamous cell cancer (HNSCC) and a third undisclosed indication. In addition, GSK is conducting combination trials of dostarlimab with Zejula, belantamab mafodotin (BCMA ADC), GSK6097608 (anti-CD96), GSK3745417 (STING agonist) and GSK4381562 (PVRIG). In June 2021, GSK estimated potential peak annual global JEMPERLI sales on a non-risk adjusted basis of £1-£2 billion, which is currently equal to approximately $1.3 to $2.6 billion based on the GBP to USD exchange rate as of March 31, 2022, for currently approved indications and first-line use in endometrial and ovarian cancer only.
In October 2020, we amended our GSK collaboration to increase royalties on global net sales of JEMPERLI to 8% on annual global net sales below $1.0 billion and 12-25% of annual global net sales above $1.0 billion, add a 1% royalty rate on GSK’s global net sales of Zejula and received a one-time cash payment of $60.0 million. In October 2021, we signed a royalty monetization agreement (“Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners (“Sagard”). Pursuant to this transaction, we received a $250.0 million payment upon closing in December 2021, in exchange for JEMPERLI royalties due to us on annual commercial sales below $1.0 billion and certain milestones starting in October 2021. The aggregate JEMPERLI royalties and milestones to be received by Sagard under the Royalty Monetization Agreement is capped at certain fixed multiples of the upfront payment based upon time. For more information see Note 4 — Collaborative Research and Development Agreements and Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.
The following table summarizes certain key information about our wholly-owned product candidates:
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
Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through March 31, 2022, we have received $227.6 million in cash in non-dilutive funding from our collaborators.
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
We have completed Phase 1 and Phase 2 clinical trials and have ongoing Phase 2 and 3 clinical trials for imsidolimab, completed a Phase 1 clinical trial and have an ongoing Phase 2 clinical trial in rosnilimab, and have completed a Phase 1 trial in ANB032. We expect our research and development expenses to be higher for the foreseeable future as we continue to advance our product candidates into larger clinical trials.
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
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed with the SEC on March 7, 2022.
Results of Operations - Comparison of the Three Months Ended March 31, 2022 and 2021
Collaboration Revenue
Collaboration revenue consists of both milestone payments under the collaborations, and royalty payments. We recognized $0.0 million and $10.0 million in milestone revenue for the three months ended March 31, 2022 and 2021, respectively, related to milestone payments associated with JEMPERLI, the anti-PD-1 antagonist antibody partnered with GSK. For the first quarter of 2021, milestone revenue reflects $10.0 million for successful filing of the first BLA in a second indication for JEMPERLI.
We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Royalty revenue is a function of our partners' product sales and the applicable royalty rate. During the three months ended March 31, 2022 and 2021, we recognized $1.0 million and $1.2 million, respectively, related to the net sales of GSK’s Zejula and JEMPERLI, which we estimated based on GSK’s historical sales.
Research and Development Expenses
Research and development expenses were $22.5 million during the three months ended March 31, 2022 compared to $24.2 million during the three months ended March 31, 2021 for a decrease of $1.7 million, primarily due to a $2.7 million decrease in outside services for manufacturing expenses, $0.4 million decrease in clinical expenses, offset by a $0.9 million increase in salaries and related expenses, including stock compensation expense, and a $0.5 million increase in other research and development expenses.
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

	Three Months Ended March 31,
(in thousands)	2022	2021	Increase/(Decrease)
External Costs
Imsidolimab	$10,489	$12,266	$(1,777)
Rosnilimab	1,544	1,779	(235)
Etokimab	625	565	60
ANB032	433	755	(322)
Preclinical and other unallocated costs	2,783	2,952	(169)
Total External Costs	15,874	18,317	(2,443)
Internal Costs	6,642	5,868	774
Total Costs	$22,516	$24,185	$(1,669)
General and Administrative Expenses
General and administrative expenses were $10.2 million during the three months ended March 31, 2022 compared to $5.4 million during the three months ended March 31, 2021 for an increase of $4.8 million, primarily due to $0.6 million in severance costs and $3.2 million in non-cash stock compensation expense due to the resignation of our former President and CEO, and a $1.0 million increase in personnel costs including stock compensation expense.
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
Non-cash Interest Expense for the Sale of Future Royalties
Non-cash interest expense was $4.9 million during the three months ended March 31, 2022 compared to $0 during the three months ended March 31, 2021. The increase in non-cash interest expense is due to interest recognized on the liability related to the sale of future royalties that was completed in December 2021.
Interest Income
Interest income was $0.3 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively, which primarily related to our short-term and long-term investments, the balance of which increased as a result of the investment of proceeds from our sale of future royalties in December 2021.
Other Income, Net
Other income, net was less than $0.1 million for both the three months ended March 31, 2022 and 2021, which primarily related to foreign exchange transactions through our Australian subsidiary and with our foreign CROs and CMOs.
Liquidity and Capital Resources
From our inception through March 31, 2022, we have received an aggregate of $1.1 billion to fund our operations, which included $627.7 million from the sale of equity securities, $250.0 million from the sale of future royalties, $227.6 million from our collaboration agreements and $19.1 million from venture debt. As of March 31, 2022, we had $596.8 million in cash, cash equivalents and investments.
In addition to our existing cash, cash equivalents and investments, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain nonclinical, clinical, regulatory and sales-based events, and royalty payments under our collaboration agreements, including the GSK Agreement. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities. Our rights to payments under our collaboration agreements are our only committed external source of funds.
In October 2021, we signed the Royalty Monetization Agreement with Sagard. Pursuant to this transaction we received a $250.0 million payment upon closing in December 2021, in exchange for JEMPERLI royalties due to us on annual commercial sales below $1.0 billion and certain future milestones starting in October 2021. We treated the sale of future revenue from the Royalty Monetization Agreement with Sagard as debt, which will be amortized under the effective interest rate method over the estimated life of the related expected royalty stream. We recorded the upfront proceeds of $250.0 million, net of $0.4 million of transaction costs, as a liability related to the sale of future revenue. The liability and the related interest expense are based on our current estimates of future royalties and certain milestones expected to be paid over the life of the agreement. We will periodically assess the expected royalty and milestone payments and to the extent our future estimates or timing of such payments are materially different than our previous estimates, we will prospectively recognize related interest expense. Royalty revenue will be recognized as earned on net sales of JEMPERLI, and we will record the royalty payments to Sagard as a reduction of the liability when paid. As such payments are made to Sagard, the balance of the liability will be effectively repaid over the life of the Royalty Monetization Agreement. For further discussion of the sale of future revenue, refer to Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.
In December 2021, we entered into an Open Market Sales Agreement with Jefferies LLC, through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Jefferies LLC as our sales agent. We will pay the agent a commission of up to 3% of the gross proceeds of sales made through the at-the-market offering program. During the three months ended March 31, 2022, we did not sell any shares under the at-the-market offering program and all $150.0 million remains available for sale.
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
Cash, cash equivalents and investments totaled $596.8 million as of March 31, 2022, compared to $615.2 million as of December 31, 2021. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next twelve months from the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(21,014)	$(23,204)
Investing activities	(312,912)	56,729
Financing activities	4,609	167
Net (decrease) increase in cash and cash equivalents	$(329,317)	$33,692

Operating Activities
Net cash used in operating activities during the three months ended March 31, 2022 of $21.0 million was primarily due to our net loss of $36.3 million, adjusted for addbacks for non-cash expenses of $13.3 million, which includes stock-based compensation and amortization of operating right-of-use assets, and net increases in working capital of $2.0 million. Net cash used in operating activities during the three months ended March 31, 2021 of $23.2 million was primarily due to our net loss of $18.2 million, adjusted for non-cash expenses of $3.6 million, which includes stock-based compensation and amortization of operating right-of-use assets, and net decreases in working capital of $8.6 million.
Investing Activities
Net cash (used in) and provided by investing activities during the three months ended March 31, 2022 and 2021 of $(312.9) million and $56.7 million, respectively, primarily relates to the timing of our investments.
Financing Activities
The net cash provided by financing activities during the three months ended March 31, 2022 of $4.6 million primarily related to the issuance of common stock upon the exercise of stock options. The net cash provided by financing activities during the three months ended March 31, 2021 of $0.2 million primarily related to the issuance of common stock upon the exercise of stock options.
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
For further information related to our operating lease and future minimum annual obligations, see Note 9 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2022, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K filed with the SEC on March 7, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of March 31, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For further information related to our legal proceedings, see Note 9 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements.
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
•We have recently commenced clinical development of imsidolimab, rosnilimab and ANB032 and no history of commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
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
•Our existing collaborations, including the collaboration with GSK, are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.
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
We are using our proprietary technology platform to develop therapeutic antibodies, including our wholly-owned product candidates, as well as other programs that are being developed by our collaborators. However, all of our wholly-owned and most of partnered product candidates are in various stages of development, and, for a wide variety of reasons discussed below, may fail in development or suffer delays that adversely affect their commercial viability.
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

Furthermore, our rationale for conducting clinical trials of imsidolimab in multiple indications is that we believe imsidolimab’s mechanism of action, the inhibition of IL-36R, has the potential be effective for treatment of a range of dermatological inflammatory diseases. However, it is possible that our assumptions regarding the effectiveness of imsidolimab’s mechanism of action may be incorrect and that imsidolimab may be ineffective in certain dermatological inflammatory diseases or in treating inflammatory disorders generally. If this were the case, then the results from any clinical trials of imsidolimab that we conduct are less likely to be positive. For example, top-line data from our ACORN clinical trial of imsidolimab in moderate-to-severe acne did not demonstrate efficacy over placebo on primary or secondary endpoints, and we do not currently plan to conduct further development of imsidolimab in acne.
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
Furthermore, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments for the relevant disease. We may not be able to initiate our planned clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. More specifically, some of our product candidates, including imsidolimab, initially target indications that are very rare, which can prolong the clinical trial timeline for the regulatory process if sufficient patients cannot be enrolled in a timely manner. We recently discontinued imsidolimab clinical development for EGFR-mediated skin toxicities due, in part, to slower than anticipated enrollment in planned clinical trials.

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
We have recently commenced clinical development of imsidolimab, rosnilimab and ANB032 and no history of commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
Our operations to date have been largely limited to financing and staffing our company, developing our technology, and developing our wholly-owned product candidates and other product candidates in partnerships with our collaborators. As a company, we have only very limited experience conducting pivotal Phase 3 clinical trials and have not had previous experience commercializing product candidates, including submitting a BLA to the FDA. In part because of this lack of experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized. Clinical trials and commercializing our wholly-owned product candidates will require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs, consultants or collaborators. Relying on third-party clinical investigators, CROs or collaborators may result in delays that are outside of our control.
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
For GPP, our competitors include other anti-IL-36 receptor antibodies called spesolimab or BI 655130 (Boehringer Ingelheim) and REGN6490 (Regeneron).
For hidradenitis suppurativa, our competitors include adalimumab (Humira; Abbvie) which is approved for the treatment of moderate to severe hidradenitis suppurativa for patients 12 years of age or older, as well as therapies in development such as secukinumab (Cosentyx; Novartis), which binds IL-17A and bimekizumab (UCB) which block IL-17 cytokine function, bermekimab (Janssen) which blocks IL-1α cytokine function, and an anti-IL-36 receptor antibody called spesolimab or BI-655130 (Boehringer Ingelheim).
For our anti-PD-1 agonist antibody program, our competitors include other anti-PD-1 agonist antibodies LY3462817 (Eli Lilly) in P2 development, JNJ-67484703 (Janssen) in Phase 2 development, PT627 and PT001 (Pandion Therapeutics, which has been acquired by Merck) in preclinical development, and MB151 (MiroBio) in preclinical development.
For moderate-to-severe alopecia areata, our competitors include topical and oral corticosteroids, topical immunotherapy (diphencyprone, dinitrochlorobenzene, squaric acid dibutyl ester), calcineurin inhibitors (tacrolimus, pimecrolimus), prostaglandins and janus kinase inhibitors (baricitinib, tofacitinib, ruxolitinib, and CTP-543) in clinical development.
For our anti-BTLA agonist antibody program, our competitors include other anti-BTLA agonist antibodies LY3361237 (Eli Lilly) in Phase 2 development, which has demonstrated efficacy in treatment of systemic lupus erythematosus as measured by the cutaneous lupus erythematosus disease area and severity index (CLASI), and MB272 (MiroBio) in preclinical development.
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
The process of manufacturing biologics is complex, highly-regulated and subject to multiple risks, and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply or supply chain disruptions. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. We and our contract manufacturers must comply with current good manufacturing practices (“cGMPs”) for the manufacturing of biologics used in clinical trials and, if approved, marketed products. Moreover, if the FDA determines that our manufacturer is not in compliance with FDA laws and regulations, including cGMPs, the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance.
Furthermore, all of our therapeutic antibodies are manufactured by starting with cells which are stored in a cell bank. We have one master cell bank for each antibody manufactured in accordance with cGMP and multiple working cell banks and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks.
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
Scaling up a biologic manufacturing process is a difficult and uncertain task, and we may not be successful in transferring our production system or the manufacturer may not have the necessary capabilities to complete the implementation and development process. If we are unable to adequately validate or scale-up the manufacturing process with our current manufacturers, we will need to transfer to other manufacturers and complete the manufacturing validation process, which can be lengthy and costly. Even if we are able to adequately validate and scale-up the manufacturing process for our product candidates with contract manufacturers, we will still need to negotiate with such contract manufacturers agreements for commercial supply, and it is not certain we will be able to come to agreement on terms acceptable to us. Accordingly, failures or difficulties faced at any level of our manufacturing process could adversely affect our business and delay or impede the development and commercialization of our product candidates or products and could have an adverse effect on our business, prospects, financial condition and results of operations.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. We had $1.0 million in collaboration revenue and our net loss was $36.3 million for the three months ended March 31, 2022 and a net loss of $18.2 million for the three months ended March 31, 2021, with $11.2 million in collaboration revenue. As of March 31, 2022, we had an accumulated deficit of $358.0 million.
We have financed our operations primarily through our initial public offering of common stock in January 2017, our follow-on public offerings of common stock in October 2017 and September 2018, private placements of our preferred stock, the issuance of debt, and our Royalty Monetization Agreement. We have devoted substantially all of our efforts to research and development. We have only recently initiated clinical development for three of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. Our revenue has been historically derived from amortization of upfront payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. Our ability to generate future product revenue from our current or future product candidates depends on a number of additional factors, including our ability (or as applicable our collaborators’ ability) to:

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
•the cost of recruiting and retaining key employees, including a search for a permanent replacement President and Chief Executive Officer, if applicable;
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
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. This is especially critical as we ramp up our hiring needs entering into later-stage product development of our product candidates. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our operating results and adversely affect our ability to successfully commercialize our product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, particularly our Interim President and Chief Executive Officer, as well as our senior scientists. The loss of services of any of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. In March 2022, Hamza Suria, our former President and Chief Executive Officer resigned, and Daniel Faga, a Class I director of our Board, was appointed as our Interim President and Chief Executive Officer. We may in the future conduct a search to identify a permanent replacement to serve as our President and Chief Executive Officer. The competition for qualified personnel in the biotechnology field is intense and, as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel, permanent replacement to serve as our President and Chief Executive Officer. In addition, certain members of our senior management team have worked together for only a relatively short period of time, and it may be difficult to evaluate their effectiveness, on an individual or collective basis, and ability to address future challenges to our business.
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
Our facilities are located in San Diego, California, which is a seismically active region, and has also historically been subject to wildfires and electrical blackouts as a result of a shortage of available electrical power. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity, health epidemics or pandemics such as the COVID-19 pandemic or other disasters, including those resulting from or amplified by climate change, and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. We maintain multiple copies of each of our antibody sequences and electronic data records, most of which we maintain at our headquarters. If our facility was impacted by a seismic or wildfire event, we could lose some of our antibody sequences, which would have an adverse effect on our ability to perform our obligations under our collaborations and discover new targets.

Furthermore, integral parties in our supply chain are geographically concentrated and operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe and/or serious adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.
Risks Related to Our Dependence on Third Parties
Our existing collaborations, including the collaboration with GSK are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.
We have entered into collaborations with GSK and BMS to develop several of our product candidates. GSK has advanced multiple antibodies generated through our collaboration into clinical trials. If our collaborators terminate any of our collaborations, we may not receive all or any of this funding, which would adversely affect our business or financial condition. Our operational obligations under each of our collaborations has ended.
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
In addition to our current licensing arrangements, a part of our strategy is to enter into additional strategic product development and commercialization collaborations in the future, including collaborations to broaden and accelerate clinical development and potential commercialization of our product candidates. We may face significant competition in seeking appropriate development partners, and the negotiation process is time-consuming and complex. Moreover, we may not succeed in our efforts to establish collaborations or other alternative arrangements for any of our other existing or future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort, and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy or to be commercially viable. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into new collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.
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
We may not be able to maintain, for imsidolimab in GPP, or obtain, for other indications with imsidolimab or for certain of our other product candidates, Orphan Drug Designation or obtain the benefits associated with Orphan Drug status, including market exclusivity.
Regulatory authorities in some jurisdictions, including the United States and the European Union (“EU”) may designate biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a biologic as an Orphan Drug if it is intended to treat a rare disease or condition, generally a disease or condition that (i) affects fewer than 200,000 individuals in the United States, or (ii) affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making a product available in the United States for such disease or condition will be recovered from sales of the product. We received Orphan Drug Designation from the FDA for imsidolimab for our GPP indication in 2020 and may seek Orphan Drug Designation for imsidolimab in other indications and for certain of our other product candidates. Generally, if a biologic with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the biologic is entitled to a period of marketing exclusivity, which precludes the FDA with respect to the United States or the EMA with respect to the EU from approving another marketing application for a drug containing the same active moiety for the same indication for that time period. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if a biologic no longer meets the criteria for Orphan Drug Designation or if the biologic is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, the Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn and other candidates may obtain approval before us.
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

•market conditions in the biotechnology sector; and
•general economic uncertainty and capital markets disruptions, which have been substantially impacted by geopolitical instability due to the ongoing military conflict in Ukraine.
In addition, the stock market in general, and the Nasdaq Global Select Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. We have been subject to securities litigation in the past and any future securities litigation could result in substantial costs and a diversion of our management’s attention and resources. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.
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
The market price of our common stock is volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been, and may in the future be, the target of this type of litigation. Regardless of the outcome, future litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.20	Employment Agreement, effective March 21, 2022, by and between Registrant and Daniel Faga
10.21	Separation Agreement effective March 20, 2022, by and between Registrant and Hamza Suria
10.22	Consulting Agreement effective March 21, 2022, by and between Registrant and Hamza Suria
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Report Instance Document - The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - (formatted in Inline XBRL and contained in Exhibit 101)

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

AnaptysBio, Inc.

Date:	May 4, 2022	By:	/s/ Daniel Faga
Daniel Faga
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2022	By:	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)