Form 10-Q
period 2022-06-30
ANAPTYSBIO, INC
filed 2022-08-08
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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

As of August 4, 2022, there were 28,239,212 shares of the Registrant’s Common Stock outstanding.

AnaptysBio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value data)
(unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$71,701	$495,729
Receivables from collaborative partners	1,033	876
Short-term investments	370,450	52,368
Prepaid expenses and other current assets	9,625	4,903
Total current assets	452,809	553,876
Property and equipment, net	2,059	2,283
Operating lease right-of-use assets	18,739	19,558
Long-term investments	129,985	67,097
Other long-term assets	256	256
Total assets	$603,848	$643,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,587	$1,741
Accrued expenses	16,714	12,853
Current portion of operating lease liability	1,570	1,505
Total current liabilities	19,871	16,099
Liability related to sale of future royalties	261,019	251,093
Operating lease liability, net of current portion	18,652	19,450
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 28,231 shares and 27,647 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	28	28
Additional paid in capital	698,701	678,575
Accumulated other comprehensive loss	(3,861)	(422)
Accumulated deficit	(390,562)	(321,753)
Total stockholders’ equity	304,306	356,428
Total liabilities and stockholders’ equity	$603,848	$643,070
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$1,216	$30,027	$2,186	$41,274
Operating expenses:
Research and development	20,844	25,314	43,360	49,499
General and administrative	8,171	5,246	18,374	10,669
Total operating expenses	29,015	30,560	61,734	60,168
Loss from operations	(27,799)	(533)	(59,548)	(18,894)
Other income (expense), net:
Interest income	1,107	104	1,449	299
Non-cash interest expense for the sale of future royalties	(5,868)	—	(10,722)	—
Other income, net	6	—	12	3
Total other income (expense), net	(4,755)	104	(9,261)	302
Net loss	(32,554)	(429)	(68,809)	(18,592)
Unrealized loss on available for sale securities	(1,427)	(65)	(3,439)	(172)
Comprehensive loss	$(33,981)	$(494)	$(72,248)	$(18,764)
Net loss per common share:
Basic and diluted	$(1.15)	$(0.02)	$(2.46)	$(0.68)
Weighted-average number of shares outstanding:
Basic and diluted	28,204	27,391	27,960	27,377
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	27,647	$28	$678,575	$(422)	$(321,753)	$356,428
Issuance of common stock from exercises of options and employee stock purchase plan	531	—	4,844	—	—	4,844
Stock-based compensation	—	—	7,742	—	—	7,742
Comprehensive loss, net	—	—	—	(2,012)	—	(2,012)
Net loss	—	—	—	—	(36,255)	(36,255)
Balance, March 31, 2022	28,178	28	691,161	(2,434)	(358,008)	330,747
Issuance of common stock from exercises of options and employee stock purchase plan	53	—	882	—	—	882
Stock-based compensation	—	—	6,658	—	—	6,658
Comprehensive loss, net	—	—	—	(1,427)	—	(1,427)
Net loss	—	—	—	—	(32,554)	(32,554)
Balance, June 30, 2022	28,231	$28	$698,701	$(3,861)	$(390,562)	$304,306
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

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,809)	$(18,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	325	285
Stock-based compensation	14,400	7,005
Accretion/amortization of investments, net	—	293
Amortization of right-of-use assets – operating	819	751
Non-cash interest expense	10,722	—
Changes in operating assets and liabilities:
Receivables from collaborative partners	(157)	(642)
Prepaid expenses and other assets	(5,339)	(3,235)
Accounts payable and other liabilities	3,611	772
Operating lease liabilities	(733)	(250)
Net cash used in operating activities	(45,161)	(13,613)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(494,795)	(9,734)
Sales and maturities of investments	111,020	105,604
Purchases of property and equipment	(133)	(1,180)
Net cash (used in) provided by investing activities	(383,908)	94,690
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,709	721
Repayment of liability for sale of future royalties	(666)	—
Payments for debt issuance costs	(2)	—
Net cash provided by financing activities	5,041	721
Net (decrease) increase in cash and cash equivalents	(424,028)	81,798
Cash, cash equivalents and restricted cash, beginning of period	495,729	250,516
Cash, cash equivalents and restricted cash, end of period	$71,701	$332,314
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Amounts accrued for issuance costs related to the sale of future royalties	$128	$—
Leased assets obtained in exchange for operating lease liabilities	$—	$20,685
Amounts accrued for property and equipment	$—	$89
Receivable related to issuance of common stock, upon exercise of stock options	$17	$38
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Notes to Unaudited Consolidated Financial Statements
1. Description of the Business
AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. Our proprietary clinical stage pipeline includes imsidolimab, our anti-IL-36R antibody, previously referred to as ANB019, for the treatment of dermatological inflammatory diseases, including generalized pustular psoriasis, or GPP, and moderate-to-severe hidradenitis suppurativa; rosnilimab, our anti-PD-1 agonist program, previously referred to as ANB030, for the treatment of moderate-to-severe alopecia areata; and ANB032, our anti-BTLA agonist program, which is broadly applicable to human inflammatory diseases associated with lymphoid and myeloid immune cell dysregulation. We have also developed multiple therapeutic antibodies in an immuno-oncology collaboration with GSK, including an anti-PD-1 antagonist antibody (JEMPERLI (dostarlimab-gxly) GSK4057190), an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889) and an anti-LAG-3 antagonist antibody (GSK4074386). We currently generate revenue from milestones and royalties achieved under our collaborative research and development arrangements. Our antibody pipeline has been developed using our proprietary somatic hypermutation, or SHM platform, which uses in vitro SHM for antibody discovery and is designed to replicate key features of the human immune system to overcome the limitations of competing antibody discovery technologies.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Interim results are not necessarily indicative of results for a full year. The COVID-19 pandemic and mitigation measures taken in response have had, and may continue to have, an adverse impact on global economic conditions and an adverse effect on our business and financial conditions. Our future research and development expenses and general and administrative expenses may vary significantly if we experience an increased impact from the COVID-19 pandemic on the costs and timing associated with the conduct of our clinical trials and other related business activities, to date there has not been any material delays in clinical operations. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K.
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
The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Options to purchase common stock	3,905	3,800	3,981	3,624
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment, net
Property and equipment, net consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Laboratory equipment	$5,748	$5,683
Office furniture and equipment	1,355	1,319
Leasehold improvements	203	203
Property and equipment, gross	7,306	7,205
Less: accumulated depreciation and amortization	(5,247)	(4,922)
Total property and equipment, net	$2,059	$2,283

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Accrued compensation and related expenses	$3,200	$4,177
Accrued professional fees	802	569
Accrued research, development and manufacturing expenses	12,581	7,953
Other	131	154
Total accrued expenses	$16,714	$12,853
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
We assessed these arrangements in accordance with ASC 606 and concluded that the contract counterparty, GSK, is a customer. We identified the following material promises under the GSK Agreement: (1) the licenses under certain patent rights relating to six discovery programs (four targets) and transfer of certain development and regulatory information, (2) research and development (“R&D”) services, and (3) joint steering committee meetings. We considered the research and discovery capabilities of GSK for these specific programs and the fact that the discovery and optimization of these antibodies is proprietary and could not, at the time of contract inception, be provided by other vendors, to conclude that the license does not have stand-alone functionality and is therefore not distinct. Additionally, we determined that the joint steering committee participation would not have been provided without the R&D services and GSK Agreement. Based on these assessments, we identified all services to be interrelated and therefore concluded that the promises should be combined into a single performance obligation at the inception of the arrangement.

On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “Amendment”) was agreed to by both parties to permit GSK to conduct development and commercialization in combination with any third-party molecules of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor, which has received U.S. approval for the maintenance treatment of adult patients with advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to first-line platinum-based chemotherapy, and is under development for additional cancer indications. GSK agreed, starting January 1, 2021, to pay us a 1% royalty on all GSK net sales of Zejula. This 1% royalty is subject to deductions due to third party royalties owed, with a minimum royalty payable to us of 0.5%, which is currently the royalty we receive from GSK for Zejula. In addition, under the Amendment, we were granted increased royalties upon sales of JEMPERLI, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion and from 12% up to 25% of Net Sales above $1.0 billion. The Amendment also provided for a one-time, non-refundable cash payment of $60.0 million that we received and recognized as revenue in the fourth quarter of 2020. The $1.1 billion in cash milestone payments due under the GSK Agreement remain unchanged. Additionally, under the terms of the Amendment, GSK has agreed to certain diligence commitments with respect to the future development of JEMPERLI, and the parties have agreed to review such commitments under regular joint review committee meetings going forward.
We assessed this Amendment in accordance with ASC 606 and concluded the Amendment was a contract modification to the GSK Agreement. Based on our assessment, we identified the terms of the Amendment to be interrelated to the GSK Agreement’s single performance obligation, noting completion and delivery of terms under the Amendment were satisfied by both parties with the execution of the Amendment.
As of June 30, 2022, the transaction price for the GSK Agreement and Amendment includes the upfront payment, research reimbursement revenue, one-time payment associated with the Amendment, and milestones earned to date, which are allocated in their entirety to the single performance obligation.
We earned and recognized $1.2 million and $2.2 million in royalty revenue during the three and six months ended June 30, 2022 related to GSK’s net sales of Zejula and JEMPERLI during the period based on estimates of GSK’s sales historical experience. Of the royalty revenue recognized during the three and six months ended June 30, 2022, $0.6 million and $0.9 million is JEMPERLI non-cash revenue related to the Royalty Monetization Agreement, see Note 5. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter. We earned and recognized $0 and $1.3 million in royalty revenue during the three and six months ended June 30, 2021 related to GSK’s net sales of Zejula and JEMPERLI during the period.
No clinical milestones were earned or recognized during the three and six months ended June 30, 2022. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Milestones recognized through June 30, 2022 under the GSK Agreement are as follows:

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
(1)Biologics License Application (“BLA”)
(2)Marketing Authorization Application (“MAA”)
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
We recognized $1.2 million and $2.2 million in revenue under the GSK Agreement during the three and six months ended June 30, 2022, respectively, and $30.0 million and $41.3 million during the three and six months ended June 30, 2021, respectively.
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
There was no revenue recognized under this agreement during the three and six months ended June 30, 2022 and 2021. Revenue was last recognized under this agreement in 2016.
5. Sale of Future Royalties
In October 2021, we signed a royalty monetization agreement (“Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners, LP (“Sagard”). Under the terms of the Royalty Monetization Agreement, we received $250.0 million in exchange for royalties and milestones payable to us under our GSK collaboration on annual global net sales of JEMPERLI below $1.0 billion starting in October 2021. The aggregate JEMPERLI royalties and milestones to be received by Sagard under the Royalty Monetization Agreement is capped at certain fixed multiples of the upfront payment based on time. Once Sagard receives an aggregate amount of either $312.5 million (125% of the upfront) by the end of 2026, or $337.5 million (135% of the upfront) during 2027, or $412.5 million (165% of the upfront) at any time after 2027, the Royalty Monetization Agreement will expire resulting in us regaining all subsequent JEMPERLI royalties and milestones. As of June 30, 2022, Sagard has received a total of $0.7 million in royalties and milestones.
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
We estimate the effective interest rate used to record non-cash interest expense under the Agreement based on the estimate of future royalty payments to be received by Sagard. As of June 30, 2022, the estimated effective rate under the agreement was 9.1%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in the Company’s forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized non-cash royalty revenue of approximately $0.6 million and $0.9 million for the three and six months ended June 30, 2022, respectively, and non-cash interest expense of approximately $5.9 million and $10.7 million for the three and six months ended June 30, 2022, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.

The following table shows the activity within the liability account for the six months ended June 30, 2022:

(in thousands)	June 30, 2022
Liability related to sale of future JEMPERLI royalties and milestones - balance at 12/31/2021	$251,093
Issuance costs related to the sale of future royalties	(130)
Amortization of issuance costs	32
Royalty and milestone payments to Sagard	(666)
Non-cash interest expense recognized	10,690
Liability related to sale of future royalties and milestones - ending balance	$261,019
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2022
Money market funds(1)	$59,020	$59,020	$—	$—
Mutual funds(1)	9,665	9,665	—	—
U.S. Treasury securities(2)	408,577	408,577	—	—
Certificates of deposit(2)	3,339	—	3,339	—
Agency securities(2)	35,950	—	35,950	—
Commercial and corporate obligations(1)(2)	56,061	—	56,061	—
At December 31, 2021
Money market funds(1)	$445,647	$445,647	$—	$—
Mutual funds(1)	50,326	50,326	—	—
U.S. Treasury securities(2)	87,831	87,831	—	—
Certificates of deposit(2)	3,766	—	3,766	—
Agency securities(2)	5,814	—	5,814	—
Commercial and corporate obligations(2)	22,054	—	22,054	—
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

Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available for sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available for sale investments by security type, classified in cash equivalents, short-term and long-term investments as of June 30, 2022 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$36,442	$7	$(499)	$35,950
Certificates of deposit(2)	3,401	—	(62)	3,339
Commercial and corporate obligations(3)	56,688	6	(633)	56,061
U.S. Treasury securities(4)	411,049	44	(2,516)	408,577
Total available for sale investments	$507,580	$57	$(3,710)	$503,927
(1)    Of our outstanding agency securities $13.3 million have maturity dates of less than one year and $22.7 million have maturity dates between one to two years as of June 30, 2022.
(2)    Of our outstanding certificates of deposit, $1.4 million have maturity dates of less than one year and $1.9 million have a maturity date of between one to two years as of June 30, 2022.
(3)     Of our outstanding commercial and corporate obligations $28.5 million have maturity dates of less than one year and $27.6 million have a maturity date of between one to two years as of June 30, 2022.
(4)    Of our outstanding U.S. Treasury securities $330.7 million have maturity dates of less than one year and $77.9 million have a maturity date of between one to two years as of June 30, 2022.
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
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2022
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$25,965	$(499)	$—	$—	$25,965	$(499)
Commercial and corporate obligations	45,845	(633)	—	—	45,845	(633)
Certificates of deposit	3,339	(62)	—	—	3,339	(62)
US Treasury Securities	389,068	(2,516)	—	—	389,068	(2,516)
Total	$464,217	$(3,710)	$—	$—	$464,217	$(3,710)

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$4,477	$(7)	$—	$—	$4,477	$(7)
Certificates of Deposit	2,870	(4)	—	—	2,870	(4)
Commercial and corporate obligations	18,524	(42)	—	—	18,524	(42)
US Treasury Securities	82,823	(164)	—	—	82,823	(164)
Total	$108,694	$(217)	$—	$—	$108,694	$(217)
As of June 30, 2022 and December 31, 2021, unrealized losses on available for sale investments were $3.7 million and $0.2 million, respectively. There were no securities in an unrealized loss position for greater than 12 months as of June 30, 2022. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, accordingly, no allowance for credit losses were recorded.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 28,231,344 shares were issued and outstanding as of June 30, 2022. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at June 30, 2022 are as follows:

Issued and Outstanding:
Stock options	3,802,921
Restricted stock units	969,643
Shares Reserved For:
2017 Equity Incentive Plan	2,498,741
2017 Employee Stock Purchase Plan	1,507,549
Total	8,778,854

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
Employee Stock Purchase Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan or the ESPP. The ESPP became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017. In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The ESPP automatically increased by 276,472 shares as of January 1, 2022. The initial six months offering period for the ESPP was completed in November 2021 with a subsequent six month offering period commencing thereafter. These offering periods are expected to continue starting in May and November of each year. As of June 30, 2022, 40,160 shares have been issued under the ESPP.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the six months ended June 30, 2022 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	3,460,295	$28.84	7.17	$42,987
Granted	1,212,920	$29.94
Exercises	(563,147)	$9.50
Forfeitures and cancellations	(307,147)	$30.98
Outstanding at June 30, 2022	3,802,921	$31.88	6.22	$4,989
Exercisable at June 30, 2022	1,755,799	$36.40	5.30	$3,364
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

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	—	$—		$—
Granted	969,643	$26.30
Vested	—	$—
Cancelled	—	$—
Outstanding at June 30, 2022	969,643	$26.30	1.67	$19,684
Restricted Stock Units expected to vest at June 30, 2022	969,643	$26.30	1.67	$19,684
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

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	2.1%	0.7%
Expected volatility	88.4%	93.1%
Expected dividend yield	—%	—%
Expected term (in years)	6.18	6.18
Weighted-average grant date fair value per share	$22.28	$22.39
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

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$1,794	$1,435	$3,449	$2,629
General and administrative	4,864	2,255	10,951	4,376
Total	$6,658	$3,690	$14,400	$7,005
On March 20, 2022, our then Chief Executive Officer (“former CEO”), resigned by mutual agreement with the Board of Directors. In connection with his separation agreement, we modified certain equity awards and recognized approximately $3.2 million in non-cash stock-based compensation expense. Given the former CEO had substantially rendered the required services per his separation agreement, we recorded the full expense related to the modification in the period ending March 31, 2022. Additionally, On March 21, 2022, we awarded our newly appointed Interim President and Chief Executive Officer RSUs for 887,043 shares of the company’s common stock. The fair value of the award will be recognized as part of compensation cost, occurring ratably over the stated 24-month requisite service period. During the three and six months ended June 30, 2022, we recognized $2.9 million and $3.2 million of non-cash stock-based compensation cost related to the award.
At June 30, 2022, there was $30.2 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.47 years, $22.0 million of unrecognized cost related to unvested RSUs awards, which is expected to be recognized over a period of 1.72 years and $0.1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a remaining weighted-average vesting period of 0.38 years.
9. Commitments and Contingencies
Operating Leases
On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the ROU asset and lease liability. The monthly base rent will be $4.20 per rentable square foot and will be increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of June 30, 2022, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.
Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 9.2 years.
The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Six Months Ended June 30,
Leases	Classification on the Cash Flow	2022	2021
Operating lease cost	Operating	$1,239	$886
Cash paid for amounts included in the measurement of lease liabilities	Operating	1,147	465

At June 30, 2022, the future minimum annual obligations for the Company’s operating lease liabilities are as follows (in thousands):

Years Ending December 31,
2022	$1,169
2023	2,386
2024	2,457
2025	2,531
2026	2,607
Thereafter	13,239
Total minimum payments required	24,389
Less imputed interest	(4,167)
Total	$20,222
Litigation
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
•our ability to obtain funding for our operations on favorable terms or at all, including funding necessary to complete further development and commercialization of our product candidates;
•general macro-economic factors, including volatility in equity markets, and fluctuations in interest rates and foreign exchange rates;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the six months ended June 30, 2022, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements.”
Overview
We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. Our proprietary clinical stage pipeline includes imsidolimab, our anti-IL-36R antibody, previously referred to as ANB019, for the treatment of dermatological inflammatory diseases, including generalized pustular psoriasis, or GPP, and moderate-to-severe hidradenitis suppurativa; rosnilimab, our anti-PD-1 agonist program, previously referred to as ANB030, for the treatment of moderate-to-severe alopecia areata; and ANB032, our anti-BTLA agonist program, which is broadly applicable to human inflammatory diseases associated with lymphoid and myeloid immune cell dysregulation. We have also developed multiple therapeutic antibodies in an immuno-oncology collaboration with GSK, including an anti-PD-1 antagonist antibody (JEMPERLI (dostarlimab-gxly) GSK4057190), an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889) and an anti-LAG-3 antagonist antibody (GSK4074386). We currently generate revenue from milestones and royalties achieved under our collaborative research and development arrangements. We also have additional preclinical programs and discovery research of potentially innovative immunology therapeutics, including ANB033, an antagonistic antibody for inflammatory diseases. Our antibody pipeline has been developed using our proprietary somatic hypermutation, or SHM platform, which uses in vitro SHM for antibody discovery and is designed to replicate key features of the human immune system to overcome the limitations of competing antibody discovery technologies.
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
We met with the FDA during the second quarter of 2021 for an end-of-Phase 2 meeting to review an orphan disease registration plan for imsidolimab for the treatment of GPP. We have initiated our first Phase 3 trial for imsidolimab for GPP, called GEMINI-1, which will enroll approximately 45 moderate-to-severe GPP patients, each undergoing an active flare at baseline, which will be randomized equally to receive a single dose of 750mg intravenous (“IV”) imsidolimab, 300mg IV imsidolimab, or placebo. The primary endpoint of the Phase 3 program is the proportion of patients achieving clear or almost clear skin as determined by a GPPPGA score of zero or 1 at week 4 of GEMINI-1. Patients completing the GEMINI-1 trial will subsequently be enrolled in GEMINI-2, our second Phase 3 trial for imsidolimab in GPP, where they will receive monthly doses of 200mg subcutaneous imsidolimab or placebo depending upon whether they are responders, partial responders or non-responders to treatment under GEMINI-1. The objective of GEMINI-2 is to assess the efficacy and safety of imsidolimab after 6 months of monthly dosing. Top-line data from an interim analysis of GEMINI-1 is anticipated in the fourth quarter of 2023.
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
Pharmacokinetic analyses demonstrated a favorable profile for rosnilimab with an estimated two-week half-life for subcutaneous and IV routes of administration. Full PD-1 receptor occupancy was observed rapidly during the first week following single subcutaneous rosnilimab doses at or above 60mg, and was maintained for at least 30 days at or above 200mg single subcutaneous doses. These data support monthly subcutaneous dosing of rosnilimab for future patient trials. Rosnilimab’s pharmacodynamic activity resulted in rapid and sustained reduction in the quantity and functional activity of PD-1+ T cells, which are known to be pathogenic drivers of inflammatory diseases. Conventional T (Tcon) cells (CD3+, CD25 low) expressing PD-1, which represented approximately 25% of peripheral T cells at baseline, were reduced by 50%, including in both CD4+ and CD8+ subsets, in a dose-dependent manner and in correlation with receptor occupancy. This effect was maximized on high-PD-1 expressing Tcon cells, which represented approximately 5% of peripheral T cells, with 90% reduction relative to baseline. Conversely, total T cells (CD3+), total Tcon cells (CD3+, CD25low) and total regulatory T (Treg) cells

(CD3+, CD4+, CD25 bright, CD127-) were unchanged (<5% change from baseline), resulting in a favorable shift in the ratio of PD-1+ Tcon cells to total Treg cells post-treatment. No effect (<5% reduction from baseline) was observed on any of the aforementioned cell types in placebo-dosed subjects. In addition, an antigen-specific functional T cell recall response, measured as ex vivo interferon-gamma released in response to tetanus toxoid challenge, was inhibited in a receptor occupancy dependent manner and was consistent with the observed reduction of PD-1+ Tcon cells, to a maximum of approximately 90% relative to baseline within 30 days following single rosnilimab dose, while placebo administration had no effect. Based upon these data, we believe rosnilimab’s in vivo mechanism has the potential to treat T-cell driven human inflammatory diseases. During the fourth quarter of 2021, we initiated AZURE, a randomized placebo-controlled 45-patient Phase 2 trial of rosnilimab in moderate-to-severe alopecia areata patients with at least 50% scalp hair loss for at least 6 months prior to enrollment, where the primary endpoint is change in severity of alopecia tool (SALT) relative to baseline. Top-line data from the AZURE clinical trial is anticipated during the first quarter of 2023. We continue to assess clinical development opportunities for rosnilimab in additional indications, including vitiligo and rheumatoid arthritis.
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
ANB032 was generally well-tolerated, no dose limiting toxicities were observed and there were no discontinuations due to adverse events other than one patient quarantined for potential COVID infection. No serious adverse events (SAEs) were reported. Most adverse events were considered to be mild-to-moderate, of short duration, resolved without sequelae and occurred sporadically in a dose-independent manner. Three severe adverse events (two blood creatine phosphokinase (CPK) increase and one aspartate aminotransferase (AST) increase), none of which were treatment-related, were reported in two subjects in the lowest dose MAD cohort.
Pharmacokinetic analyses demonstrated a favorable profile for ANB032 including an approximate two-week half-life for subcutaneous and IV routes of administration. ANB032 demonstrated rapid and sustained target engagement on both T cells and B cells with full BTLA receptor occupancy was observed within hours and was maintained for greater than 30 days following IV or subcutaneous ANB032 dosing. ANB032 pharmacodynamic activity resulted in reduction of cell surface BTLA expression on T cells and B cells following dosing. A portion of the cell surface BTLA was shed from the cells as soluble BTLA (sBTLA), while the residual approximately 60% of baseline BTLA on T cells and B cells remained occupied by ANB032. The duration of reduced BTLA expression correlated with receptor occupancy in a dose-dependent manner and was maintained for greater than 30 days following IV or subcutaneous ANB032 dosing. Importantly, reduction of cell surface BTLA expression and the shedding of a portion of the cell surface BTLA as soluble BTLA, which was previously demonstrated to occur with ANB032 treatment in animal models of inflammation where robust efficacy was observed, confirmed the pharmacodynamic activity of ANB032 in humans. Based upon these data, we believe ANB032’s in vivo mechanism has the potential to broadly treat T and B-cell driven human inflammatory diseases. We anticipate submitting an IND for a Phase 2 clinical trial with ANB032 during the fourth quarter of 2022.
We also have additional preclinical programs and discovery research of potentially innovative immunology therapeutics, including ANB033, an antagonistic antibody for inflammatory diseases.
In addition to our wholly-owned antibody programs, multiple Company-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. We have received to date approximately $228.3 million in cash receipts from collaborations. Our collaborations include an immuno-oncology-focused collaboration with GlaxoSmithKline, Inc. (“GSK”) and an inflammation-focused collaboration with Bristol-Myers Squibb (“BMS”).
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
Also, under a separate collaboration between GSK and iTeos Therapeutics, dostarlimab is being developed in combination with EOS-448 (anti-TIGIT) and inupadenant (A2A receptor antagonist) in various solid tumor indications, including registration-directed trials combining dostarlimab and EOS-448 for first-line PD-L1 high non-small cell lung cancer (NSCLC) patients, head and neck squamous cell cancer (HNSCC) and a third undisclosed indication. In addition, GSK is conducting combination trials of dostarlimab with Zejula, belantamab mafodotin (BCMA ADC), GSK6097608 (anti-CD96), GSK3745417 (STING agonist) and GSK4381562 (anti-PVRIG). In June 2021, GSK estimated potential peak annual global JEMPERLI sales on a non-risk adjusted basis of £1-£2 billion, which is currently equal to approximately $1.2 to $2.4 billion based on the GBP to USD exchange rate as of June 30, 2022, for currently approved indications and first-line use in endometrial and ovarian cancer only.
In October 2020, we amended our GSK collaboration to increase royalties on global net sales of JEMPERLI to 8% on annual global net sales below $1.0 billion and 12-25% of annual global net sales above $1.0 billion, add a 1% royalty rate on GSK’s global net sales of Zejula and received a one-time cash payment of $60.0 million. The 1% Zejula royalty is subject to deductions due to third party royalties owed, with a minimum royalty payable to us of 0.5%, which is currently the royalty we receive from GSK for Zejula. In October 2021, we signed a royalty monetization agreement (“Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners (“Sagard”). Pursuant to this transaction, we received a $250.0 million payment upon closing in December 2021, in exchange for JEMPERLI royalties due to us on annual commercial sales below $1.0 billion and certain milestones starting in October 2021. The aggregate JEMPERLI royalties and milestones to be received by Sagard under the Royalty Monetization Agreement is capped at certain fixed multiples of the upfront payment based upon time. For more information see Note 4 — Collaborative Research and Development Agreements and Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.

The following table summarizes certain key information about our wholly-owned product candidates:

Antibody Program	Therapeutic Indication	Development Stage & Anticipated Milestones				
		Lead Optimization	IND- Enabling	Phase 1	Phase 2	Phase 3
Imsidolimab (ANB019): Anti-IL-36R	Generalized Pustular Psoriasis			Phase 1 Data Presented at EAACI 2018	GALLOP: Phase 2 Data Presented At EADV Congress on October 2nd 2021	Top-Line Data Anticipated Q4 2023
	Hidradenitis Suppurativa				HARP: Top-Line Data Anticipated Q3 2022	
Rosnilimab (ANB030): Anti-PD-1 Agonist	Alopecia Areata			Phase 1 Top-Line Data Announced Nov 2021	AZURE: Top-Line Data Anticipated Q1 2023	
ANB032: Anti-BTLA Agonist	Inflammatory Diseases			Phase 1 Top-Line Data Announced April 2022	IND Filing of Phase 2 Trial in Q4 2022	
ANB033 Antagonist mAb	Inflammatory Diseases		IND Filing H1 2024

COVID-19
We are continuing to proactively monitor and assess the COVID-19 global pandemic. The full impact of the COVID-19 pandemic is inherently uncertain. Our ongoing clinical trials have been, and may continue to be, affected by the closure of offices, or country borders, among other measures being put in place around the world.
The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing or modifying employee travel, moving to full remote work, and cancelling physical participation in meetings, events, and conferences). While we have re-opened our offices, we continue to allow remote work, we continue to monitor developments of the COVID-19 pandemic and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, patients, and business partners. We have implemented appropriate safety measures, following guidance from the Center for Disease Control and the Occupational Safety and Health Administration.
The extent of the impact of the COVID-19 pandemic on our future liquidity and operational performance will depend on certain developments, including the duration and spread of the outbreak, including its variants, the availability and effectiveness of vaccines, the impact on our clinical trials, patients, and collaboration partners, and the effect on our suppliers.
Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through June 30, 2022, we have received $228.3 million in funding from our collaborators.

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
We are conducting research and development activities primarily on immunology therapeutic programs. We have a research and development team that conducts antibody discovery, characterization, translational studies, IND-enabling preclinical studies, and clinical development. We conduct some of our early research and preclinical activities internally and plan to rely on third parties, such as CROs and CMOs, for the execution of certain of our research and development activities, such as in vivo toxicology and pharmacology studies, drug product manufacturing, and clinical trials.
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
Results of Operations - Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Collaboration Revenue
Collaboration revenue consists of both milestone payments under the collaborations, and royalty payments. We recognized $0.0 million in milestone revenue during the three months ended June 30, 2022 compared to $30.0 million during the three months ended June 30, 2021, related to milestone payments associated with JEMPERLI, the anti-PD-1 antagonist antibody partnered with GSK. For the second quarter of 2021, milestone revenue reflects $20.0 million for first BLA approval in a first indication, and $10.0 million for first MAA approval in a first indication.
We recognized $0.0 million and $40.0 million of milestone revenue during the six months ended June 30, 2022 and 2021, respectively, related to milestone payments associated with JEMPERLI, the anti-PD-1 antagonist antibody partnered with GSK. For the six months ended June 30, 2021, milestone revenue reflects $10.0 million for successful filing of the first BLA in a second indication for JEMPERLI, $20.0 million for first BLA approval in a first indication, and $10.0 million for first MAA approval in a first indication.
We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Royalty revenue is a function of our partners' product sales and the applicable royalty rate. During the three months ended June 30, 2022 and 2021, we recognized $1.2 million and $0.0 million, respectively, related to the net sales of GSK’s Zejula and JEMPERLI, which we estimated based on GSK’s historical sales.
During the six months ended June 30, 2022 and 2021 we recognized $2.2 million and $1.3 million, respectively, of royalty revenue related to the net sales of GSK’s Zejula and JEMPERLI.
Research and Development Expenses
Research and development expenses were $20.8 million during the three months ended June 30, 2022 compared to $25.3 million during the three months ended June 30, 2021 for decrease of $4.5 million, primarily due to a $3.8 million decrease in clinical expenses, $0.4 million decrease in outside services for manufacturing expenses, $0.2 million decrease in salaries and related expenses, including stock compensation expense, and a $0.1 million decrease in other research and development expenses.
Research and development expenses were $43.4 million during the six months ended June 30, 2022 compared to $49.5 million during the six months ended June 30, 2021 for a decrease of $6.1 million, primarily due to a $4.1 million decrease in clinical expenses, $3.1 million decrease in outside services for manufacturing expenses, offset by a $0.7 million increase in salaries and related expenses, including stock compensation expense, and a $0.4 million increase in other research and development expenses.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
External Costs
Imsidolimab	$10,049	$11,822	$(1,773)	$20,539	$24,470	$(3,931)
Rosnilimab	2,148	2,412	(264)	3,692	4,191	(499)
ANB032	707	1,923	(1,216)	1,140	2,678	(1,538)
Etokimab	(643)	(475)	(168)	(18)	90	(108)
Preclinical and other unallocated costs	2,499	3,767	(1,268)	4,848	6,377	(1,529)
Total External Costs	14,760	19,449	(4,689)	30,201	37,806	(7,605)
Internal Costs	6,084	5,865	219	13,159	11,693	1,466
Total Costs	$20,844	$25,314	$(4,470)	$43,360	$49,499	$(6,139)
General and Administrative Expenses
General and administrative expenses were $8.2 million during the three months ended June 30, 2022 compared to $5.2 million during the three months ended June 30, 2021 for an increase of $3.0 million, primarily due to a $3.0 million increase in personnel costs including stock compensation expense, $0.1 million increase in other general and administrative expenses, offset by a $0.1 million decrease in legal expense.
General and administrative expenses were $18.4 million during the six months ended June 30, 2022 compared to $10.7 million during the six months ended June 30, 2021 for an increase of $7.7 million, primarily due to $0.6 million in severance costs and $3.2 million in stock compensation expense due to the resignation of our former President and CEO, and a $3.9 million increase in personnel costs including stock compensation expense.
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
Non-cash Interest Expense for the Sale of Future Royalties
Non-cash interest expense was $5.9 million during the three months ended June 30, 2022 compared to $0 during the three months ended June 30, 2021. The increase in non-cash interest expense is due to interest recognized on the liability related to the sale of future royalties that was completed in December 2021.
Non-cash interest expense was $10.7 million during the six months ended June 30, 2022 compared to $0 during the six months ended June 30, 2021. The increase in non-cash interest expense is due to interest recognized on the liability related to the sale of future royalties that was completed in December 2021.
Interest Income
Interest income was $1.1 million and $0.1 million during the three months ended June 30, 2022 and 2021, respectively, and $1.4 million and $0.3 million during the six months ended June 30, 2022 and 2021, respectively, which primarily related to our short-term and long-term investments. The increase in interest income is due to higher interest rates earned on investments and due to an increase in the available balance to invest as a result of the proceeds from the sale of future royalties completed in December 2021.
Other Income, Net
Other income, net was less than $0.1 million for both the three and six months ended June 30, 2022 and 2021, which primarily related to foreign exchange transactions through our Australian subsidiary and with our foreign CROs and CMOs.

Liquidity and Capital Resources
From our inception through June 30, 2022, we have received an aggregate of $1.1 billion to fund our operations, which included $628.6 million from the sale of equity securities, $250.0 million from the sale of future royalties, $228.3 million from our collaboration agreements and $19.1 million from venture debt. As of June 30, 2022, we had $572.1 million in cash, cash equivalents and investments.
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
In December 2021, we entered into an Open Market Sales Agreement with Jefferies LLC, through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Jefferies LLC as our sales agent. We will pay the agent a commission of up to 3% of the gross proceeds of sales made through the at-the-market offering program. During the six months ended June 30, 2022, we did not sell any shares under the at-the-market offering program and all $150.0 million remains available for sale.
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
Cash, cash equivalents and investments totaled $572.1 million as of June 30, 2022, compared to $615.2 million as of December 31, 2021. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next twelve months from the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.

Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(45,161)	$(13,613)
Investing activities	(383,908)	94,690
Financing activities	5,041	721
Net (decrease) increase in cash and cash equivalents	$(424,028)	$81,798
Operating Activities
Net cash used in operating activities during the six months ended June 30, 2022 of $45.2 million was primarily due to our net loss of $68.8 million, adjusted for addbacks for non-cash expenses of $26.3 million, which includes stock-based compensation, amortization of operating right-of-use assets, non-cash interest expense and net decreases in working capital of $2.7 million. Net cash used in operating activities during the six months ended June 30, 2021 of $13.6 million was primarily due to our net loss of $18.6 million, adjusted for addbacks for non-cash expenses of $8.3 million, which includes stock-based compensation and amortization of operating right-of-use assets, and net decreases in working capital of $3.3 million.
Investing Activities
Net cash (used in) and provided by investing activities during the six months ended June 30, 2022 and 2021 of $(383.9) million and $94.7 million, respectively, primarily relates to the timing of sales, maturities and purchases of our investments.
Financing Activities
The net cash provided by financing activities during the six months ended June 30, 2022 of $5.0 million was due to $5.7 million for the issuance of common stock upon the exercise of stock options, offset by $0.7 million for repayments of the liability for the sale of future royalties with Sagard. The net cash provided by financing activities during the six months ended June 30, 2021 of $0.7 million primarily related to the issuance of common stock upon the exercise of stock options.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2022, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K filed with the SEC on March 7, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of June 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We have recently commenced clinical development of imsidolimab, rosnilimab and ANB032 and have no history of commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
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
•Our existing collaboration with GSK is important to our business, and future collaborations may also be important to us. If we are unable to maintain this collaboration, or if this collaboration is not successful, our business could be adversely affected.
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
Our ability to continue to develop our product candidates, and to have the potential to achieve and sustain profitability, depends on the FDA and foreign regulatory authorities permitting us to conduct human clinical trials and, if our product candidates are safe and effective, obtaining approval from the FDA and foreign regulatory authorities to market them and subsequently successfully commercializing them, either alone or with our collaborators. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and foreign regulatory authorities. Though we have cleared an IND and clinical trial application (“CTA”) to conduct clinical trials for imsidolimab in the United States and certain foreign jurisdictions, we have cleared an IND to conduct a clinical trial for rosnilimab in the United States and we have cleared a CTA to conduct a clinical trial for ANB032 in Australia, before commencing clinical trials in the United States for ANB032 or any other product candidate, we must submit an IND to the FDA; foreign regulatory authorities enforce similar requirements for initiation of clinical trials in other countries. An IND or foreign equivalent requires extensive preclinical studies, and there is no guarantee that the FDA or foreign regulatory authorities will allow clinical trials to proceed based on the IND or equivalent submission. For example, although we have initiated toxicology studies for our product candidates, the FDA in the United States, or other foreign regulatory authorities, as applicable, may not allow our clinical trials to proceed in the regulatory authority’s jurisdiction if we are unable to show safety margins acceptable to the particular regulatory authority in appropriate animal species in our preclinical toxicology studies.
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
For hidradenitis suppurativa, our competitors include adalimumab (Humira; Abbvie) which is approved for the treatment of moderate to severe hidradenitis suppurativa for patients 12 years of age or older, as well as therapies in development such as secukinumab (Cosentyx; Novartis), which binds IL-17A, bimekizumab (UCB) which blocks IL-17 cytokine function, bermekimab (Janssen) which blocks IL-1α cytokine function, and an anti-IL-36 receptor antibody called spesolimab or BI-655130 (Boehringer Ingelheim).
For our anti-PD-1 agonist antibody program, our competitors include other anti-PD-1 agonist antibodies LY3462817 (Eli Lilly) in Phase 2 development, JNJ-67484703 (Janssen) in Phase 2 development, another PD-1 agonist antibody (Boeringer Ingelheim) in Phase 1 development, PT627 and PT001 (Pandion Therapeutics, which has been acquired by Merck) in preclinical development, and MB151 (MiroBio) in preclinical development.
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
The process of manufacturing biologics is complex, highly regulated and subject to multiple risks, and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply or supply chain disruptions. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. We and our contract manufacturers must comply with current good manufacturing practices (“cGMPs”) for the manufacturing of biologics used in clinical trials and, if approved, marketed products. Moreover, if the FDA determines that our manufacturer is not in compliance with FDA laws and regulations, including cGMPs, the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance.
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
The COVID-19 pandemic caused us to modify our business practices (including but not limited to curtailing or modifying employee travel, temporarily moving to full remote work, and cancelling physical participation in meetings, events and conferences). As we have re-opened our offices and continue to monitor developments of the COVID-19 pandemic, we will continue to allow some remote work, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and patients. Certain jurisdictions have begun re-opening only to return to restrictions due to increases in new COVID-19 cases and the emergence of new variant strains of COVID-19. Even in areas where “stay-at-home” restrictions have been lifted and the number of cases of COVID-19 has declined, many individuals remain cautious about resuming activities such as preventive care medical visits. A prolonged disruption or any further unforeseen delay in our operations or within any of our business activities could result in reduced participation in ongoing clinical trials or delays in enrolling our planned clinical trials because we rely on contract research organizations (for non-clinical and clinical activities) (“CROs”) and contract manufacturing organizations (“CMOs”) to conduct our clinical trials and to manufacture our product candidates. If our CROs are unable to continue ongoing clinical trials or to enroll new patients for new clinical trials, or if our CMOs are unable to obtain sufficient quantities of reagents or manufacture adequate drug quantities, our clinical trials could be materially delayed or disrupted.

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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. We had $2.2 million in collaboration revenue and our net loss was $68.8 million for the six months ended June 30, 2022 and a net loss of $18.6 million for the six months ended June 30, 2021, with $41.3 million in collaboration revenue. As of June 30, 2022, we had an accumulated deficit of $390.6 million.
We have financed our operations primarily through our initial public offering of common stock in January 2017, our follow-on public offerings of common stock in October 2017 and September 2018, private placements of our preferred stock, the issuance of debt, and our Royalty Monetization Agreement. We have devoted substantially all of our efforts to research and development. We have only recently initiated clinical development for three of our product candidates and expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. Our revenue has been historically derived from amortization of upfront payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. Our ability to generate future product revenue from our current or future product candidates depends on a number of additional factors, including our ability (or as applicable our collaborators’ ability) to:
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
If we need to conduct additional fundraising activities and we do not raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects. Adverse macro-economic conditions, including volatility in equity capital markets, rising interest rates, and fluctuations in foreign exchange rates, could prevent us from raising additional capital in sufficient amounts or on terms acceptable to us or at all. Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including:
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
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. This is especially critical as we ramp up our hiring needs entering into later-stage product development of our product candidates. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our operating results and adversely affect our ability to successfully commercialize our product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, particularly our

Interim President and Chief Executive Officer, as well as our senior scientists. The loss of services of any of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. In March 2022, Daniel Faga, a Class I director of our Board, was appointed as our Interim President and Chief Executive Officer. We may in the future conduct a search to identify a permanent replacement to serve as our President and Chief Executive Officer. The competition for qualified personnel in the biotechnology field is intense and, as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel, permanent replacement to serve as our President and Chief Executive Officer. In addition, certain members of our senior management team have worked together for only a relatively short period of time, and it may be difficult to evaluate their effectiveness, on an individual or collective basis, and ability to address future challenges to our business.
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
Risks Related to Our Dependence on Third Parties
Our existing collaboration with GSK is important to our business, and future collaborations may also be important to us. If we are unable to maintain this collaboration, or if this collaboration is not successful, our business could be adversely affected.
We have entered into collaborations with GSK and BMS to develop several of our product candidates. GSK has advanced multiple antibodies generated through our collaboration into clinical trials. If our collaboration with GSK were terminated, we may not receive all or any of the funding potentially coming from such collaboration, which could adversely affect our business or financial condition. Our operational obligations under each of our collaborations has ended.
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
We depend on the availability of key raw materials for our product candidates from a small number of third-party suppliers. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials. We do not have any control over the availability of raw materials. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products. If either we or any third-parties in the supply chain for materials used in the production of our product candidates are disrupted, including by restrictions resulting from the COVID-19 pandemic, it could limit our ability to manufacture our product candidates for our preclinical or clinical studies.
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
Even if we obtain Orphan Drug Designation for imsidolimab in indications other than GPP, or for any of our other product candidates, we may not receive Orphan Drug exclusivity. If another sponsor receives Orphan Drug Designation for the same active moiety, only the first to receive regulatory approval for a particular indication will receive marketing exclusivity. FDA makes active moiety “sameness” determinations for monoclonal antibodies on a case-by-case basis based on the principal molecular structure, and thus, while we are not currently aware of any other product candidate in development that we believe has the same active moiety “sameness” as imsidolimab, we cannot predict with certainty whether another candidate would be eligible for, or whether our product would be blocked by another sponsor’s marketing exclusivity. Even after a biological product with Orphan Drug Designation is approved, the FDA can subsequently approve another biologic containing the same principal molecular structure for the same condition if the FDA concludes that the later biologic is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, exclusivity, if obtained, may not effectively protect the candidate from competition because different drugs or biologics can be approved for the same condition.

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
Other reforms include the Drug Supply Chain Security Act, which imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be. Further, we are unable to predict whether additional governmental action will be taken in response to the COVID-19 pandemic and whether such action will adversely affect our ability to obtain marketing approval for or successfully commercialize our product candidates.
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
State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the collection and use of health data in the EU is governed by the General Data Protection Regulation (“GDPR”), which became fully applicable in May 2018. The GDPR extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. The GDPR is complex, and guidance, interpretation and application under the GDPR are still developing. Failure to comply with the GDPR may result in substantial fines and other administrative penalties of up to the greater of €20 million or 4% of worldwide revenue. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. The pending EU ePrivacy Regulation is also expected to establish new requirements applicable to the handling of personal data and imposes penalties for non-compliance. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the European Economic Area to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. For example, in July 2016, the European Commission adopted the EU-U.S. Privacy Shield Framework (the “Privacy Shield Framework”), which replaced the prior U.S. Safe Harbor scheme. On July 16, 2020, the Court of Justice of the European Union issued a decision, known as Schrems II, that declared the Privacy Shield Framework invalid. The Schrems II decision also resulted in substantial additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of Europe. The European Commission has also adopted new standard contractual clauses that impose substantial additional obligations on the companies that wish to use the clauses as the basis for their data transfers. Following the UK’s exit from the European Union, the UK government transposed the General Data Protection Regulation into UK national law, thereby creating the “UK GDPR.” The UK made a number of technical changes to GDPR under the Data Protection, Privacy and Electronic Communications Regulation 2019. The UK Data Protection Act 2018 (“Data Protection Act”) also remains in place as a national data protection law that supplements UK GDPR. Additionally, California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which modifies the CCPA and creates additional obligations beginning on January 1, 2022. The CCPA and CPRA provide California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Generally, in recent years that has been a trend towards countries adopting stricter forms of data protection legislation, such as China’s Personal Information Protection Law, which went into effect in November 2021. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA and other U.S., EU and worldwide laws may impose onerous requirements on our business and, if our efforts to comply with such laws are not successful, our business could be adversely affected.
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
•market conditions in the biotechnology sector; and
•general economic uncertainty and capital markets disruptions, which have been substantially impacted by geopolitical instability due to the ongoing military conflict in Ukraine and rising interest rates and inflation.
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

AnaptysBio, Inc.

Date:	August 8, 2022	By:	/s/ Daniel Faga
Daniel Faga
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2022	By:	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)