Form 10-Q
period 2022-09-30
ANAPTYSBIO, INC
filed 2022-11-08
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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

As of November 4, 2022, there were 28,431,632 shares of the Registrant’s Common Stock outstanding.

AnaptysBio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value data)
(unaudited)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$58,547	$495,729
Receivables from collaborative partners	1,180	876
Short-term investments	384,419	52,368
Prepaid expenses and other current assets	6,298	4,903
Total current assets	450,444	553,876
Property and equipment, net	1,972	2,283
Operating lease right-of-use assets	18,320	19,558
Long-term investments	147,511	67,097
Other long-term assets	256	256
Total assets	$618,503	$643,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,006	$1,741
Accrued expenses	16,453	12,853
Current portion of operating lease liability	1,604	1,505
Total current liabilities	21,063	16,099
Liability related to sale of future royalties	301,586	251,093
Operating lease liability, net of current portion	18,235	19,450
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 28,354 shares and 27,647 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	28	28
Additional paid in capital	707,662	678,575
Accumulated other comprehensive loss	(6,007)	(422)
Accumulated deficit	(424,064)	(321,753)
Total stockholders’ equity	277,619	356,428
Total liabilities and stockholders’ equity	$618,503	$643,070
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$1,293	$20,890	$3,479	$62,164
Operating expenses:
Research and development	22,064	22,221	65,424	71,720
General and administrative	8,862	5,432	27,236	16,101
Total operating expenses	30,926	27,653	92,660	87,821
Loss from operations	(29,633)	(6,763)	(89,181)	(25,657)
Other income (expense), net:
Interest income	2,262	64	3,711	363
Non-cash interest expense for the sale of future royalties	(6,135)	—	(16,857)	—
Other income, net	4	33	16	36
Total other income (expense), net	(3,869)	97	(13,130)	399
Net loss	(33,502)	(6,666)	(102,311)	(25,258)
Unrealized loss on available for sale securities	(2,146)	(24)	(5,585)	(196)
Comprehensive loss	$(35,648)	$(6,690)	$(107,896)	$(25,454)
Net loss per common share:
Basic and diluted	$(1.18)	$(0.24)	$(3.64)	$(0.92)
Weighted-average number of shares outstanding:
Basic and diluted	28,289	27,436	28,071	27,397
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	27,647	$28	$678,575	$(422)	$(321,753)	$356,428
Issuance of common stock from exercises of options and employee stock purchase plan	531	—	4,844	—	—	4,844
Stock-based compensation	—	—	7,742	—	—	7,742
Comprehensive loss, net	—	—	—	(2,012)	—	(2,012)
Net loss	—	—	—	—	(36,255)	(36,255)
Balance, March 31, 2022	28,178	28	691,161	(2,434)	(358,008)	330,747
Issuance of common stock from exercises of options and employee stock purchase plan	53	—	882	—	—	882
Stock-based compensation	—	—	6,658	—	—	6,658
Comprehensive loss, net	—	—	—	(1,427)	—	(1,427)
Net loss	—	—	—	—	(32,554)	(32,554)
Balance, June 30, 2022	28,231	28	698,701	(3,861)	(390,562)	304,306
Issuance of common stock from exercises of options and employee stock purchase plan	123	—	2,690	—	—	2,690
Stock-based compensation	—	—	6,271	—	—	6,271
Comprehensive loss, net	—	—	—	(2,146)	—	(2,146)
Net loss	—	—	—	—	(33,502)	(33,502)
Balance, September 30, 2022	28,354	$28	$707,662	$(6,007)	$(424,064)	$277,619
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

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(102,311)	$(25,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	491	454
Stock-based compensation	20,671	11,369
Accretion/amortization of investments, net	(784)	393
Amortization of right-of-use assets – operating	1,238	1,251
Non-cash interest expense	16,857	—
Gain on disposal of property and equipment	—	(15)
Changes in operating assets and liabilities:
Receivables from collaborative partners	(304)	(761)
Prepaid expenses and other assets	(2,518)	(8,541)
Accounts payable and other liabilities	4,868	581
Operating lease liabilities	(1,116)	(92)
Net cash used in operating activities	(62,908)	(20,619)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(674,925)	(26,482)
Sales and maturities of investments	258,766	133,348
Proceeds from the sale of property and equipment	—	15
Purchases of property and equipment	(183)	(1,352)
Net cash (used in) provided by investing activities	(416,342)	105,529
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,408	962
Proceeds from the sale of future royalties	35,000	—
Repayment of liability for sale of future royalties	(1,050)	—
Payments for debt issuance costs	(290)	—
Net cash provided by financing activities	42,068	962
Net (decrease) increase in cash and cash equivalents	(437,182)	85,872
Cash, cash equivalents and restricted cash, beginning of period	495,729	250,516
Cash, cash equivalents and restricted cash, end of period	$58,547	$336,388
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$28	$11
Amounts accrued for issuance costs related to the sale of future royalties	$24	$—
Receivable related to issuance of common stock, upon exercise of stock options	$8	$—
Leased assets obtained in exchange for operating lease liabilities	$—	$20,685
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Notes to Unaudited Consolidated Financial Statements
1. Description of the Business
AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. We are developing immune cell modulators, including two checkpoint agonists in clinical-stage development, for autoimmune and inflammatory disease: rosnilimab, our anti-PD-1 agonist program, previously referred to as ANB030, which is currently in a Phase 2 clinical trial for the treatment of moderate-to-severe alopecia areata; and ANB032, our anti-BTLA agonist program. In addition, we are developing imsidolimab, our anti-IL-36R antibody, which is currently in a Phase 3 clinical trial for the treatment of generalized pustular psoriasis, or GPP. We also have additional preclinical programs and discovery research of potentially innovative immunology therapeutics, including ANB033, an anti-CD122 antagonist antibody for the treatment of inflammatory diseases. We have also developed multiple therapeutic antibodies in an immuno-oncology collaboration with GSK, including an anti-PD-1 antagonist antibody (JEMPERLI (dostarlimab-gxly)), an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889) and an anti-LAG-3 antagonist antibody (GSK4074386). We currently generate revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK. Our antibody pipeline has been developed using our proprietary somatic hypermutation, or SHM platform, which uses in vitro SHM for antibody discovery and is designed to replicate key features of the human immune system to overcome the limitations of competing antibody discovery technologies.
Since our inception, we have devoted our primary effort to research and development activities. Our financial support has been provided primarily from the sale of our common stock, royalty monetizations, as well as through funds received under our collaborative research and development agreements. Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. Our management believes our currently available resources will provide sufficient funds to enable us to meet our operating plans for at least the next twelve months from the issuance of our consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K.
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
The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Options to purchase common stock	3,871	3,717	3,953	3,655
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment, net
Property and equipment, net consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Laboratory equipment	$5,759	$5,683
Office furniture and equipment	1,422	1,319
Leasehold improvements	203	203
Property and equipment, gross	7,384	7,205
Less: accumulated depreciation and amortization	(5,412)	(4,922)
Total property and equipment, net	$1,972	$2,283

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued compensation and related expenses	$3,904	$4,177
Accrued professional fees	1,000	569
Accrued research, development and manufacturing expenses	11,412	7,953
Other	137	154
Total accrued expenses	$16,453	$12,853

4. Collaborative Research and Development Agreements
GlaxoSmithKline Collaboration
In March 2014, we entered into a Collaboration and Exclusive License Agreement (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GlaxoSmithKline (Tesaro and GlaxoSmithKline are hereinafter referred to, collectively, as “GSK”). Under the terms of the GSK Agreement, we agreed to perform certain discovery and early preclinical development of therapeutic antibodies with the goal of generating immunotherapy antibodies for subsequent preclinical, clinical, regulatory, and commercial development to be performed by GSK. Under the terms of the GSK Agreement, GSK paid an upfront license fee of $17.0 million in March 2014 and agreed to provide funding to us for research and development services related to antibody discovery programs for three specific targets. In November 2014, Amendment No. 1 to the GSK Agreement was agreed by both parties to add an additional antibody discovery program for an upfront license fee of $2.0 million. Currently, under the GSK Agreement, GSK is developing JEMPERLI (dostarlimab), an anti-PD-1 antagonist antibody, as a monotherapy and in combination with additional therapies, for various solid tumor indications. In addition, under the collaboration, GSK is developing dostarlimab in combination with two other development programs form the GSK Agreement: cobolimab, an anti-TIM-3 antibody, and GSK40974386, an anti-LAG-3 antibody, for various solid tumor indications.
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

On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “Amendment”) was agreed to by both parties to permit GSK to conduct development and commercialization in combination with any third-party molecules of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor. Under the Amendment, we were granted increased royalties upon sales of JEMPERLI, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion and from 12% up to 25% of Net Sales above $1.0 billion. The Amendment also provided for a one-time, non-refundable cash payment of $60.0 million that we received and recognized as revenue in the fourth quarter of 2020. The $1.1 billion in cash milestone payments due under the GSK Agreement remain unchanged. Additionally, under the terms of the Amendment, GSK has agreed to certain diligence commitments with respect to the future development of JEMPERLI, and the parties have agreed to review such commitments under regular joint review committee meetings going forward.
We assessed this Amendment in accordance with ASC 606 and concluded the Amendment was a contract modification to the GSK Agreement. Based on our assessment, we identified the terms of the Amendment to be interrelated to the GSK Agreement’s single performance obligation, noting completion and delivery of terms under the Amendment were satisfied by both parties with the execution of the Amendment.
As of September 30, 2022, the transaction price for the GSK Agreement and Amendment includes the upfront payment, research reimbursement revenue, one-time payment associated with the Amendment, and milestones and royalties earned to date, which are allocated in their entirety to the single performance obligation.
We earned and recognized $1.3 million and $3.5 million in royalty revenue during the three and nine months ended September 30, 2022 related to GSK’s net sales of Zejula and JEMPERLI during the period based on estimates of GSK’s sales historical experience. Of the royalty revenue recognized during the three and nine months ended September 30, 2022, $0.3 million and $1.2 million is JEMPERLI non-cash revenue related to the JEMPERLI Royalty Monetization Agreement, see Note 5. Of the royalty revenue recognized during both the three and nine months ended September 30, 2022, $0.7 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement, see Note 5. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter. We earned and recognized $0.9 million and $2.2 million in royalty revenue during the three and nine months ended September 30, 2021 related to GSK’s net sales of Zejula and JEMPERLI during the period. All royalty revenue related to Zejula global net sales starting July 2022 will be paid directly to a wholly-owned subsidiary of DRI Healthcare Trust pursuant to the Zejula Royalty Monetization Agreement, see Note 5.
No clinical milestones were earned or recognized during the three and nine months ended September 30, 2022. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Milestones under the GSK Agreement are as follows:

	Anti-PD-1 (JEMPERLI/Dostarlimab)		Anti-TIM-3 (GSK4069889A/Cobolimab)		Anti-LAG-3 (GSK40974386)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15	$1.0M	Q3'16
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16	$4.0M	Q2'17
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17	$3.0M	Q4'19
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	$5.0M	—	$5.0M	—
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	$5.0M	—	$5.0M	—
Filing of the first BLA(1) - first indication	$10.0M	Q1'20	$10.0M	—	$10.0M	—
Filing of the first MAA(2) - first indication	$5.0M	Q1'20	$5.0M	—	$5.0M	—
Filing of the first BLA - second indication	$10.0M	Q1'21	$10.0M	—	$10.0M	—
First BLA approval - first indication	$20.0M	Q2'21	$20.0M	—	$20.0M	—
First MAA approval - first indication	$10.0M	Q2'21	$10.0M	—	$10.0M	—
First BLA approval - second indication	$20.0M	Q3'21	$20.0M	—	$20.0M	—
Filing of the first MAA - second indication(3)	$5.0M	—	$5.0M	—	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—	$10.0M	—	$10.0M	—
First commercial sales milestone(3)	$15.0M	—	$15.0M	—	$15.0M	—
Second commercial sales milestone(3)	$25.0M	—	$25.0M	—	$25.0M	—
Third commercial sales milestone(3)	$50.0M	—	$50.0M	—	$50.0M	—
Fourth commercial sales milestone	$75.0M	—	$75.0M	—	$75.0M	—

Milestones recognized through September 30, 2022	$93.0M	—	$8.0M	—	$8.0M	—
Milestones that may be recognized in the future	$180.0M	—	$265.0M	—	$265.0M	—
(1)Biologics License Application (“BLA”)
(2)Marketing Authorization Application (“MAA”)
(3)For JEMPERLI, the filing and approval of the first MAA for a second indication and first three commercial sales milestones are included as part of the royalty monetization agreement with Sagard, see Note 5
Milestones achieved during the discovery period were recognized as revenue pro-rata through December 31, 2016. Milestones achieved during fiscal 2017 were recognized as revenue in the period earned, while milestones after December 31, 2017 are recognized upon determination that a significant reversal of revenue would not be probable. Cash is generally received within 30 days of milestone achievement.
We recognized $1.3 million and $3.5 million in revenue under the GSK Agreement during the three and nine months ended September 30, 2022, respectively, and $20.9 million and $62.2 million during the three and nine months ended September 30, 2021, respectively.
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
There was no revenue recognized under this agreement during the three and nine months ended September 30, 2022 and 2021. Revenue was last recognized under this agreement in 2016.
5. Sale of Future Royalties
JEMPERLI Royalty Monetization Agreement
In October 2021, we signed a royalty monetization agreement (“JEMPERLI Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners, LP (“Sagard”). Under the terms of the JEMPERLI Royalty Monetization Agreement, we received $250.0 million in exchange for royalties and milestones payable to us under our GSK collaboration on annual global net sales of JEMPERLI below $1.0 billion starting in October 2021. The aggregate JEMPERLI royalties and milestones to be received by Sagard under the JEMPERLI Royalty Monetization Agreement is capped at certain fixed multiples of the upfront payment based on time. Once Sagard receives an aggregate amount of either $312.5 million (125% of the upfront) by the end of 2026, or $337.5 million (135% of the upfront) during 2027, or $412.5 million (165% of the upfront) at any time after 2027, the JEMPERLI Royalty Monetization Agreement will expire resulting in us regaining all subsequent JEMPERLI royalties and milestones. As of September 30, 2022, Sagard has received a total of $1.1 million in royalties and milestones.
The JEMPERLI Royalty Monetization Agreement includes a call option pursuant to which at any time after December 1, 2024, we may reacquire our interest in the specified royalties by paying Sagard (in cash) a specified amount described as (a) in the case of a Reacquisition Date that falls within the period from (but excluding) December 1, 2024 to (and including) December 31, 2026, the greater of (i) $312.5 million minus the total Net Amount actually received by Purchaser prior to such Reacquisition Date, and (ii) an amount that, when paid to Sagard on such Reacquisition Date, will generate an internal rate of return (“IRR”) for Sagard of 9.0% over the Relevant Period; (b) in the case of a Reacquisition Date that falls within the period from (and including) January 1, 2027 to (and including) December 31, 2027, the greater of (i) $337.5 million minus the total Net Amount actually received by Purchaser prior to such Reacquisition Date and (ii) an amount that, when paid to Sagard on such Reacquisition Date, will generate an IRR for Sagard of 10% over the Relevant Period; and (c) in the case of a Reacquisition Date that occurs on or after January 1, 2028, the greater of (i) $412.5 million minus the total Net Amount actually received by Purchaser prior to such Reacquisition Date and (ii) an amount that, when paid to Sagard on such Reacquisition Date, will generate an IRR for Sagard of 10% over the Relevant Period.
The proceeds received from Sagard of $250.0 million were recorded as a liability, net of transaction costs of $0.4 million, which will be amortized over the estimated life of the arrangement using the effective interest rate method. Royalty and milestone revenue will be recognized as earned on net sales of JEMPERLI, and we will record the royalty payments to Sagard as a reduction of the liability when paid. As such payments are made to Sagard, the balance of the liability will be effectively repaid over the life of the JEMPERLI Royalty Monetization Agreement.
We estimate the effective interest rate used to record non-cash interest expense under the JEMPERLI Royalty Monetization Agreement based on the estimate of future royalty payments to be received by Sagard. As of September 30, 2022, the estimated effective rate under the agreement was 9.1%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized JEMPERLI non-cash royalty revenue of approximately $0.3 million and $1.2 million for the three and nine months ended September 30, 2022, respectively, and non-cash interest expense of approximately $5.9 million and $16.7 million for the three and nine months ended September 30, 2022, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.

The following table shows the activity within the liability account for the nine months ended September 30, 2022:

(in thousands)	September 30, 2022
Liability related to sale of future JEMPERLI royalties and milestones - balance at 12/31/2021	$251,093
Issuance costs related to the sale of future royalties	(130)
Amortization of issuance costs	45
Royalty and milestone payments to Sagard	(1,050)
Non-cash interest expense recognized	16,658
Liability related to sale of future royalties and milestones - ending balance	$266,616
Zejula Royalty Monetization Agreement
In October 2020, in connection with Amendment No. 3 to the GSK Agreement, GSK agreed, under the terms of a settlement agreement (the “GSK Settlement Agreement”), to pay us a royalty on all GSK net sales of Zejula starting January 1, 2021. Under the GSK Settlement Agreement, the royalty is paid at a rate of 1.0% but is subject to reduction due to royalties paid to third parties, with a minimum royalty payable under the GSK Settlement Agreement of 0.5% of global net sales of Zejula. The current effective royalty rate is 0.5%.
In September 2022, we signed a purchase and sale agreement (the “Zejula Royalty Monetization Agreement”) with a wholly-owned subsidiary of DRI Healthcare Trust (“DRI”) to monetize all of our future royalties on global net sales of Zejula under the GSK Settlement Agreement. Under the terms of the Zejula Royalty Monetization Agreement, we received $35.0 million in exchange for all royalties payable by GSK to us under the GSK Settlement Agreement on global net sales of Zejula starting in July 2022 (the “Purchased Royalty Interest”). In addition, under the Zejula Royalty Monetization Agreement, we are entitled to receive an additional $10.0 million payment from DRI if Zejula is approved by the U.S. Food and Drug Administration for the treatment of endometrial cancer on or prior to December 31, 2025.
The proceeds received from DRI of $35.0 million were recorded as a liability, net of transaction costs of $0.2 million, which will be amortized over the estimated life of the arrangement using the effective interest rate method. Royalty revenue will be recognized as earned on net sales of Zejula, and we will record the royalty payments to DRI as a reduction of the liability when paid. As such payments are made to DRI, the balance of the liability will be effectively repaid over the life of the Zejula Royalty Monetization Agreement.
We estimate the effective interest rate used to record non-cash interest expense under the Zejula Royalty Monetization Agreement based on the estimate of future royalty payments to be received by DRI. As of September 30, 2022, the estimated effective rate under the agreement was 7.6%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by DRI and the changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized Zejula non-cash royalty revenue of approximately $0.7 million for both the three and nine months ended September 30, 2022, and non-cash interest expense of approximately $0.2 million for both the three and nine months ended September 30, 2022. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.

The following table shows the activity within the liability account for the nine months ended September 30, 2022:

(in thousands)	September 30, 2022
Liability related to sale of future Zejula royalties and milestones - balance at 12/31/2021	$—
Proceeds from sale of future royalties	35,000
Issuance costs related to the sale of future royalties	(184)
Amortization of issuance costs	1
Non-cash interest expense recognized	153
Liability related to sale of future royalties and milestones - ending balance	$34,970
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2022
Money market funds(1)	$46,030	$46,030	$—	$—
Mutual funds(1)	12,610	12,610	—	—
U.S. Treasury securities(2)	414,774	414,774	—	—
Certificates of deposit(2)	2,845	—	2,845	—
Agency securities(2)	59,223	—	59,223	—
Commercial and corporate obligations(1)(2)	55,088	—	55,088	—
At December 31, 2021
Money market funds(1)	$445,647	$445,647	$—	$—
Mutual funds(1)	50,326	50,326	—	—
U.S. Treasury securities(2)	87,831	87,831	—	—
Certificates of deposit(2)	3,766	—	3,766	—
Agency securities(2)	5,814	—	5,814	—
Commercial and corporate obligations(2)	22,054	—	22,054	—
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

Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available for sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available for sale investments by security type, classified in cash equivalents, short-term and long-term investments as of September 30, 2022 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$60,174	$4	$(955)	$59,223
Certificates of deposit(2)	2,920	—	(75)	2,845
Commercial and corporate obligations(3)	56,140	—	(1,052)	55,088
U.S. Treasury securities(4)	418,496	1	(3,723)	414,774
Total available for sale investments	$537,730	$5	$(5,805)	$531,930
(1)    Of our outstanding agency securities, $40.3 million have maturity dates of less than one year and $18.9 million have maturity dates between one to two years as of September 30, 2022.
(2)    Of our outstanding certificates of deposit, $2.1 million have maturity dates of less than one year and $0.7 million have a maturity date of between one to two years as of September 30, 2022.
(3)    Of our outstanding commercial and corporate obligations, $30.7 million have maturity dates of less than one year and $24.4 million have a maturity date of between one to two years as of September 30, 2022.
(4)    Of our outstanding U.S. Treasury securities, $311.3 million have maturity dates of less than one year and $103.5 million have a maturity date of between one to two years as of September 30, 2022.
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
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2022
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$54,218	$(955)	$—	$—	$54,218	$(955)
Commercial and corporate obligations	51,400	(982)	3,688	(70)	55,088	(1,052)
Certificates of deposit	2,146	(56)	699	(19)	2,845	(75)
US Treasury Securities	389,766	(3,723)	—	—	389,766	(3,723)
Total	$497,530	$(5,716)	$4,387	$(89)	$501,917	$(5,805)

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$4,477	$(7)	$—	$—	$4,477	$(7)
Certificates of Deposit	2,870	(4)	—	—	2,870	(4)
Commercial and corporate obligations	18,524	(42)	—	—	18,524	(42)
US Treasury Securities	82,823	(164)	—	—	82,823	(164)
Total	$108,694	$(217)	$—	$—	$108,694	$(217)
As of September 30, 2022 and December 31, 2021, unrealized losses on available for sale investments were $5.8 million and $0.2 million, respectively. Unrealized losses of $0.1 million, on available for sale investments that were in an unrealized loss position for greater than 12 months as of September 30, 2022, were considered immaterial. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, accordingly, no allowance for credit losses were recorded.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 28,354,167 shares were issued and outstanding as of September 30, 2022. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at September 30, 2022 are as follows:

Issued and Outstanding:
Stock options	3,711,635
Restricted stock units	1,030,443
Shares Reserved For:
2017 Equity Incentive Plan	2,406,404
2017 Employee Stock Purchase Plan	1,507,549
Total	8,656,031

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
Employee Stock Purchase Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan or the ESPP. The ESPP became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017. In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The ESPP automatically increased by 276,472 shares as of January 1, 2022. The initial six month offering period for the ESPP was completed in November 2021 with a subsequent six month offering period commencing thereafter. These offering periods are expected to continue starting in May and November of each year. As of September 30, 2022, 40,160 shares have been issued under the ESPP.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the nine months ended September 30, 2022 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	3,460,295	$28.84	7.17	$42,987
Granted	1,339,720	$29.44
Exercises	(685,970)	$11.72
Forfeitures and cancellations	(402,410)	$31.26
Outstanding at September 30, 2022	3,711,635	$31.96	6.24	$10,248
Exercisable at September 30, 2022	1,761,210	$36.71	5.43	$6,713
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

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	—	$—		$—
Granted	1,030,443	$26.14
Vested	—	$—
Cancelled	—	$—
Outstanding at September 30, 2022	1,030,443	$26.14	1.43	$26,287
Restricted Stock Units expected to vest at September 30, 2022	1,030,443	$26.14	1.43	$26,287
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

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	2.2%	0.7%
Expected volatility	88.2%	93.0%
Expected dividend yield	—%	—%
Expected term (in years)	6.15	6.18
Weighted-average grant date fair value per share	$21.89	$22.32
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

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$1,547	$1,773	$4,997	$4,402
General and administrative	4,724	2,591	15,674	6,967
Total	$6,271	$4,364	$20,671	$11,369
On March 20, 2022, our then Chief Executive Officer (“former CEO”), resigned by mutual agreement with the Board of Directors. In connection with his separation agreement, we modified certain equity awards and recognized approximately $3.2 million in non-cash stock-based compensation expense. Given the former CEO had substantially rendered the required services per his separation agreement, we recorded the full expense related to the modification in the period ending March 31, 2022. Additionally, on March 21, 2022, we awarded our newly appointed Interim President and Chief Executive Officer RSUs for 887,043 shares of the company’s common stock. The fair value of the award will be recognized as part of compensation cost, occurring ratably over the stated 24-month requisite service period. During the three and nine months ended September 30, 2022, we recognized $3.0 million and $6.2 million of non-cash stock-based compensation cost related to the award.
At September 30, 2022, there was $28.0 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.39 years, $20.2 million of unrecognized cost related to unvested RSUs awards, which is expected to be recognized over a period of 1.49 years and $0.1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a remaining weighted-average vesting period of 0.13 years.
9. Commitments and Contingencies
Operating Leases
On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the ROU asset and lease liability. The monthly base rent will be $4.20 per rentable square foot and will be increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of September 30, 2022, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.
Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 8.9 years.

The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Nine Months Ended September 30,
Leases	Classification on the Cash Flow	2022	2021
Operating lease cost	Operating	$1,858	$1,594
Cash paid for amounts included in the measurement of lease liabilities	Operating	1,732	516
At September 30, 2022, the future minimum annual obligations for the Company’s operating lease liabilities are as follows (in thousands):

Years Ending December 31,
2022	$585
2023	2,386
2024	2,457
2025	2,531
2026	2,607
Thereafter	13,239
Total minimum payments required	23,805
Less imputed interest	(3,966)
Total	$19,839
10. Subsequent Events
Milestone Revenue
In October 2022, GSK initiated the first Phase 3 clinical trial for the treatment of advanced non-small cell lung cancer with cobolimab, triggering a milestone payment to us of $5.0 million.
Open Market Sales Agreements
In December 2021, we entered into an Open Market Sales Agreement with Jefferies LLC, through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Jefferies LLC as our sales agent. This agreement was terminated effective November 8, 2022.
In November 2022, we entered into a Sales Agreement with Cowen and Company, LLC (the “Cowen Sales Agreement”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen and Company, LLC as our sales agent.

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
•our plans to develop and commercialize antibodies, including our two checkpoint agonists in clinical-stage development: rosnilimab and ANB032;
•our plans to develop and outlicense imsidolimab;
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
•our ability to execute on our strategy, including advancing our product candidates, identifying emerging opportunities in key therapeutic areas, continuing to expand our wholly-owned pipeline, seeking a licensing partner for imsidolimab, and retaining rights to strategic products in key commercial markets;
•our ability to obtain funding for our operations on favorable terms or at all, including funding necessary to complete further development and commercialization of our product candidates;
•general macro-economic factors, including volatility in equity markets, and fluctuations in interest rates and foreign exchange rates;
•the timing of and the ability to obtain and maintain regulatory approvals for our product candidates, partnered product candidates and/or product candidates for which we may receive royalties;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the nine months ended September 30, 2022, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements.”
Overview
We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. We are developing immune cell modulators, including two checkpoint agonists in clinical-stage development, for autoimmune and inflammatory disease: rosnilimab, our anti-PD-1 agonist program, previously referred to as ANB030, which is currently in a Phase 2 clinical trial for the treatment of moderate-to-severe alopecia areata; and ANB032, our anti-BTLA agonist program. In addition, we are developing imsidolimab, our anti-IL-36R antibody, which is currently in a Phase 3 clinical trial for the treatment of generalized pustular psoriasis, or GPP. We also have additional preclinical programs and discovery research of potentially innovative immunology therapeutics, including ANB033, an anti-CD122 antagonist antibody for the treatment of inflammatory diseases. We have also developed multiple therapeutic antibodies in an immuno-oncology collaboration with GSK, including an anti-PD-1 antagonist antibody (JEMPERLI (dostarlimab-gxly)), an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889) and an anti-LAG-3 antagonist antibody (GSK4074386). We currently generate revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK. Our antibody pipeline has been developed using our proprietary somatic hypermutation, or SHM platform, which uses in vitro SHM for antibody discovery and is designed to replicate key features of the human immune system to overcome the limitations of competing antibody discovery technologies.
Our immune cell modulators, including anti-inflammatory checkpoint agonists for PD-1 and BTLA, treat inflammatory disorders by down regulating immune responses mediated by multiple immune cell types including T-cells, B-cells, and dendritic cells. We believe these molecules have potential applicability across a broad range of autoimmune and inflammatory disorders including dermatology, rheumatology, gastroenterology, respiratory, and neurology therapeutic areas.
Rosnilimab, previously referred to as ANB030, is our wholly-owned anti-PD-1 agonist antibody program designed to suppress aberrant T-cell driven inflammation by augmenting signaling through PD-1 or targeted depletion of PD-1+ T-cells.
Rosnilimab binds to PD-1 on a membrane proximal epitope that is on the opposite side of the receptor to that utilized by PD-L1 for binding, and thus preserves the ability of PD-L1 to agonize PD-1. In the setting of T cell activation, rosnilimab binding has been shown to induce agonistic signaling and the recruitment of SHP2 to PD-1, in a manner similar to that by PD-L1. In preclinical assays, rosnilimab prevented T cell expansion in antigen-specific response assays to numerous antigens, demonstrating prevention of T cell expansion and reduction in the secretion of inflammatory cytokines associated with multiple T cell types implicated in inflammatory pathology when dysregulated. In addition to direct agonistic activity, rosnilimab is an IgG1k antibody with effector function that can drive targeted depletion of PD-1+ T cells via the induction of antibody-dependent cellular cytotoxicity (ADCC). We believe this component of the mechanism of rosnilimab may provide more durable immune modulation by effectively eliminating the most pathogenic antigen-specific T cells in the setting of autoimmunity and inflammation. Genetic mutations in the PD-1 pathway are known to be associated with increased susceptibility to human inflammatory diseases, and hence we believe that rosnilimab is applicable to diseases where PD-1 checkpoint receptor function may be insufficient to maintain immune homeostasis.
We presented preclinical data for rosnilimab at the Festival of Biologics Annual Meeting in March 2020, including translational data demonstrating in vitro activity of rosnilimab in alopecia areata patient samples.
We announced positive top-line data from a healthy volunteer Phase 1 clinical trial of rosnilimab in November 2021. A total of 144 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where single ascending dose (SAD) cohorts were administered single subcutaneous or IV doses of rosnilimab ranging between 0.02mg to 600mg or placebo, while multiple ascending dose (MAD) cohorts received four weekly subcutaneous doses of rosnilimab ranging between 60mg and 400mg or placebo. Rosnilimab was generally well-tolerated and no dose limiting toxicities were observed. Two serious adverse events were reported in single dose cohorts, including obstructive pancreatitis in a placebo-dosed subject and COVID-19 infection in a rosnilimab-dosed subject leading to discontinuation. The COVID-19 infection was deemed unrelated to treatment. No serious adverse events were reported in subjects receiving multiple doses of rosnilimab or placebo.
Pharmacokinetic analyses demonstrated a favorable profile for rosnilimab with an estimated two-week half-life for subcutaneous and IV routes of administration. Full PD-1 receptor occupancy was observed rapidly during the first week following single subcutaneous rosnilimab doses at or above 60mg, and was maintained for at least 30 days at or above 200mg single subcutaneous doses. These data support monthly subcutaneous dosing of rosnilimab for future patient trials. Rosnilimab’s pharmacodynamic activity resulted in rapid and sustained reduction in the quantity and functional activity of PD-1+ T cells, which are known to be pathogenic drivers of inflammatory diseases. Conventional T (Tcon) cells (CD3+, CD25 low) PD-1+, which represented approximately 25% of peripheral T cells at baseline, were reduced by 50%, including in both CD4+ and CD8+ subsets, in a dose-dependent manner and in correlation with receptor occupancy. This effect was maximized on high-PD-1+ Tcon cells, which represented approximately 5% of peripheral T cells, with 90% reduction relative to baseline. Conversely, total T cells (CD3+), total Tcon cells (CD3+, CD25low) and total regulatory T (Treg) cells (CD3+, CD4+, CD25 bright, CD127-) were unchanged (<5% change from baseline), resulting in a consistent ratio of PD-1+ Tcon cells to total Treg cells post-treatment in healthy volunteers. No effect (<5% reduction from baseline) was observed on any of the aforementioned cell types in placebo-dosed subjects. In addition, an antigen-specific functional T cell recall response, measured as ex vivo interferon-gamma released in response to tetanus toxoid challenge, was inhibited in a receptor occupancy dependent manner and was consistent with the observed reduction of PD-1+ Tcon cells, to a maximum of approximately 90% relative to baseline within 30 days following single rosnilimab dose, while placebo administration had no effect. Based upon these data, we believe rosnilimab’s in vivo mechanism has the potential to treat T-cell driven human inflammatory diseases.
During the fourth quarter of 2021, we initiated AZURE, a randomized placebo-controlled 45-patient Phase 2 proof-of-mechanism trial of rosnilimab in moderate-to-severe alopecia areata patients with at least 50% scalp hair loss for at least 6 months prior to enrollment, where the primary endpoint is change in severity of alopecia tool (SALT) relative to baseline. Additional secondary and exploratory endpoints are also being assessed to support understanding of the mechanism of action for rosnilimab in PD-1+ T cell mediated immune diseases. Top-line data from the AZURE clinical trial is anticipated during the first quarter of 2023.
Alopecia is an inflammatory disease that is driven by immune cell-mediated killing of hair follicles when the normal immune-privileged state of the area around the follicle is disrupted by a stress event precipitating potent PD-1+ T cell activation leading to excessive IFNγ secretion and aberrant hair follicle major histocompatibility complex (MHC) expression. Experimental data have shown antigen-specific T cell activation in alopecia patient peripheral blood mononuclear cells suggesting that the autoimmunity is driven by major histocompatibility complex presentation of peptides derived from keratinocytes and melanocytes in the hair follicle. We believe that the activated PD-1+ T cells, found in the vicinity of hair follicles in alopecia areata, are a crucial node in the inflammatory cycle driving the pathology of the disease, and that their suppression or clearance (and amelioration of their cytotoxic activity and IFNγ secretion) may be sufficient to restore immune homeostasis and allow the re-initiation of hair growth.
ANB032 is our wholly-owned anti-BTLA agonist antibody program designed to augment BTLA signaling, which is broadly applicable to human inflammatory diseases associated with lymphoid and myeloid immune cell dysregulation. Genetic studies have demonstrated that BTLA pathway mutations increase human susceptibility to multiple autoimmune diseases and insufficient BTLA signaling can lead to dysregulated T or B cell responses and changes in the function of dendritic cells. BTLA modulates signaling of HVEM, governing HVEM’s interaction with its natural ligands, including LIGHT. Polymorphisms in BTLA or molecules in the BTLA pathway such as HVEM are associated with inflammatory diseases, including aberrant T cell activity, B cell activity and dysregulation of downstream humoral immune responses (IgE, IgG secretion). Similarly, BTLA knockout animals have spontaneous or enhanced severity of inflammatory disease, demonstrating aberrant T cell activity, B cell activity and dysregulation of pathogenic antibody responses upon immunization. ANB032 is anticipated to down-modulate the activity of T cells, B cells and dendritic cells via several potential mechanisms: BTLA agonistic activity, stabilization of the interaction of BTLA and HVEM in cis which prevents pro-inflammatory signaling mediated by HVEM ligands such as LIGHT, and abrogation of pro-inflammatory HVEM signaling mediated by BTLA in trans.
We announced positive top-line data from a healthy volunteer Phase 1 trial of ANB032, under an Australian Clinical Trial Notification (CTN), in April 2022. A total of 96 subjects were enrolled in the randomized, double-blind, placebo-

controlled healthy volunteer Phase 1 trial, where single ascending dose (SAD) cohorts received subcutaneous or IV single doses of ANB032 or placebo, while multiple ascending dose (MAD) cohorts received four weekly subcutaneous doses of ANB032 or placebo.
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
Pharmacokinetic analyses demonstrated a favorable profile for ANB032 including an approximate two-week half-life for subcutaneous and IV routes of administration. ANB032 demonstrated rapid and sustained target engagement on both T cells and B cells with full BTLA receptor occupancy was observed within hours and was maintained for greater than 30 days following IV or subcutaneous ANB032 dosing. ANB032 pharmacodynamic activity resulted in reduction of cell surface BTLA expression on T cells and B cells following dosing. A portion of the cell surface BTLA was shed from the cells as soluble BTLA (sBTLA), while the residual approximately 60% of baseline BTLA on T cells and B cells remained occupied by ANB032. The duration of reduced BTLA expression correlated with receptor occupancy in a dose-dependent manner and was maintained for greater than 30 days following IV or subcutaneous ANB032 dosing. Importantly, reduction of cell surface BTLA expression and the shedding of a portion of the cell surface BTLA as soluble BTLA, which was previously demonstrated to occur with ANB032 treatment in animal models of inflammation where robust efficacy was observed, confirmed the pharmacodynamic activity of ANB032 in humans. Based upon these data, we believe ANB032’s in vivo mechanism has the potential to broadly treat T and B-cell driven human inflammatory diseases. We anticipate submitting an IND for a Phase 2 clinical trial with ANB032 during the fourth quarter of 2022 and initiating a Phase 2 clinical trial in the first half of 2023.
Imsidolimab, our wholly-owned IL-36R antibody previously referred to as ANB019, inhibits the interleukin-36 receptor (IL-36R), and is being developed for the treatment of GPP. We completed a Phase 1 clinical trial in healthy volunteers, which was presented at the European Academy of Allergy and Clinical Immunology in 2018, where imsidolimab was well-tolerated by all subjects, no dose-limiting toxicities were observed, and no serious adverse events were reported among any subjects in the clinical trial. In July 2020, the FDA granted Orphan Drug Designation for imsidolimab for the treatment of patients with GPP. We completed an open-label, multi-dose, single-arm Phase 2 clinical trial of imsidolimab in 8 GPP patients, also referred to as the GALLOP clinical trial, where top-line data through week 16 was presented at the European Academy of Dermatology and Venerology (EADV) Congress on October 2, 2021. In this trial, 6 of 8 (75%) patients treated with imsidolimab monotherapy achieved the primary endpoint of response on the clinical global impression (CGI) scale at week 4 and week 16, without requiring rescue medication. Two of 8 (25%) patients were considered to have not met the primary endpoint because they dropped out of the trial prior to Day 29. The Modified Japanese Dermatology Association severity index total score (mJDA-SI), which incorporates both dermatological and systemic aspects of GPP, decreased for patients on average by 29% at week 1, 54% at week 4 and 58% at week 16. Erythema with pustules, which clinically defines GPP, decreased by 60% at week 1, 94% by week 4 and 98% by week 16. Patients achieved a reduction in the Dermatology Life Quality Index (DLQI), which is a patient-reported measure, of 6 points at week 4 and 11 points by week 16, each of which exceeded the minimal clinically importance difference (MCID) of 4 points. GPP Physician Global Assessment (GPPPGA) scale was implemented by protocol amendment during the course of the trial and was assessed in 4 of the 8 enrolled patients, where zero (clear) or 1 (almost clear) response was achieved in 2 (50%) patients at week 4 and 3 (75%) patients at week 16. Genotypic testing indicated homozygous wild-type IL-36RN, CARD14 and AP1S3 alleles for all 8 patients. Through week 16, anti-drug antibodies were only detected in one patient, which occurred at week 12 and did not impact imsidolimab pharmacokinetics or efficacy. Imsidolimab was generally well-tolerated, and most treatment-emergent adverse events were mild to moderate in severity and resolved without sequelae. No infusion or injection site reactions were observed. One patient dropped out of the clinical trial due to a diagnosis of Staphylococcal aureus bacteremia in the first week, which was a serious adverse event deemed to be possibly drug-related. Because the patient was symptomatic prior to dosing and had a prior medical history of bacteremia, a common comorbidity of GPP, we do not believe this event is likely attributable to imsidolimab. Another patient dropped out of the study on Day 22 due to investigator reported inadequate efficacy. One patient contracted COVID-19 during the course of the clinical trial, which was deemed a serious adverse event unrelated to imsidolimab, and did not lead to study discontinuation. Medical claims analyses conducted by IQVIA indicate approximately 37,000 unique patients were diagnosed with GPP at least once, and approximately 15,000 unique patients were diagnosed with GPP at least twice, by a physician between 2017 and 2019 using the International Classification of Diseases 10th Revision (ICD-10) diagnostic code pertaining to GPP.

We met with the FDA during the second quarter of 2021 for an end-of-Phase 2 meeting to review an orphan disease registration plan for imsidolimab for the treatment of GPP. We have initiated two Phase 3 trials for imsidolimab for GPP. The first, called GEMINI-1, will enroll approximately 45 moderate-to-severe GPP patients, each undergoing an active flare at baseline, which will be randomized equally to receive a single dose of 750mg intravenous (“IV”) imsidolimab, 300mg IV imsidolimab, or placebo. The primary endpoint of the Phase 3 program is the proportion of patients achieving clear or almost clear skin as determined by a GPPPGA score of zero or 1 at week 4 of GEMINI-1. Patients completing the GEMINI-1 trial will subsequently be enrolled in GEMINI-2, our second Phase 3 trial for imsidolimab in GPP, where they will receive monthly doses of 200mg subcutaneous imsidolimab or placebo depending upon whether they are responders, partial responders or non-responders to treatment under GEMINI-1. The objective of GEMINI-2 is to assess the efficacy and safety of imsidolimab after 3 years of monthly dosing. Top-line data from an interim analysis of GEMINI-1 is anticipated in the fourth quarter of 2023.
We are conducting a global registry of GPP patients, also referred to as the RADIANCE study, which we anticipate will improve understanding of the patient journey and assist in enrollment of future GPP clinical trials.
We announced in August 2022 that we intend to complete execution of our Phase 3 program in GPP and outlicense imsidolimab prior to potential FDA approval.
ANB033 is our wholly-owned anti-CD122 antagonist antibody program. CD122 targets the common beta subunit shared by the IL-15 and IL-2 receptors. IL-15 signaling mediates the survival and maintenance of tissue resident memory T cells (TRM). The presence of long-lived and persistent TRM has been shown to drive tissue-specific immune-mediated inflammation, TRm are present in the skin in dermatologic diseases, where defined borders of inflammation often recur. TRM are also observed in other tissue-specific inflammatory disorders including gastroenterology, rheumatology and respiratory. ANB033 is designed with an affinity to CD122 that inhibits IL-15 signaling, leading to death of pathogenic TRM cells in diseased tissue, with the potential to achieve and maintain remission of inflammation through the elimination of these disease-causing cells. In addition, ANB033 inhibits IL-2 signaling through the low affinity IL-2 receptor (comprised of CD122 and the common gamma subunit, CD132) expressed on T cells, while sparing regulatory T cells which express the high affinity IL-2 receptor (comprised of CD122, CD132 and the alpha receptor subunit for IL-2, CD25). This drives reduction of pathogenic T cell numbers while sparing or potentially enhancing regulatory T cell numbers. We anticipate submitting an IND for a Phase 1 clinical trial with ANB033 during the first half of 2024.
We also have additional preclinical programs and discovery research of potentially innovative immunology therapeutics.
In addition to our wholly-owned antibody programs, multiple Company-developed antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with GlaxoSmithKline, Inc. (GSK).
Under the GSK Agreement, a Biologics License Application (BLA) for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called JEMPERLI (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (dMMREC). In addition, in April 2021 the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for JEMPERLI for use in women with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen, which approval makes JEMPERLI the first anti-PD-1 therapy available for endometrial cancer in Europe. A second FDA approval was received in August 2021 for JEMPERLI in pan-deficient mismatch repair tumors (PdMMRT). JEMPERLI is currently in clinical development for various solid tumor indications, including first-line advanced/recurrent endometrial cancer, first line ovarian cancer, and non-small cell lung cancer.
In addition, under the collaboration, GSK is developing dostarlimab in combination with two other development programs from the GSK Agreement: cobolimab, an anti-TIM-3 antibody, and GSK40974386, an anti-LAG-3 antibody for multiple solid tumor indications. GSK has initiated the COSTAR Lung Phase 3 trial which is a randomized, open label 3-arm trial comparing cobolimab plus dostarlimab plus docetaxel to dostarlimab plus docetaxel to docetaxel alone in patients with advanced NSCLC who have progressed on prior anti-PD-(L)1 therapy and chemotherapy.
GSK is conducting additional combination trials of dostarlimab, including under separate collaborations, with Zejula, belantamab mafodotin (BCMA ADC), GSK6097608 (anti-CD96), GSK3745417 (STING agonist) and GSK4381562 (anti-PVRIG). Also, under a separate collaboration between GSK and iTeos Therapeutics, dostarlimab is being developed in combination with EOS-448 (anti-TIGIT) and inupadenant (A2A receptor antagonist) in various solid tumor indications, including registration-directed trials combining dostarlimab and EOS-448 for first -line PD-L1 high non-small cell lung cancer

(NSCLC) patients, head and neck squamous cell cancer (HNSCC) and a third undisclosed indication. In June 2021, GSK estimated potential peak annual global JEMPERLI sales on a non-risk adjusted basis of £1-£2 billion for currently approved indications and first-line use in endometrial and ovarian cancer only.
In October 2020, we amended our GSK collaboration to increase royalties on global net sales of JEMPERLI to 8% on annual global net sales below $1.0 billion and 12-25% of annual global net sales above $1.0 billion, add a 1% royalty rate on GSK’s global net sales of Zejula and received a one-time cash payment of $60.0 million. In October 2021, we signed a royalty monetization agreement (“JEMPERLI Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners (“Sagard”). Pursuant to this transaction, we received a $250.0 million payment upon closing in December 2021, in exchange for JEMPERLI royalties due to us on annual commercial sales below $1.0 billion and certain milestones starting in October 2021. The aggregate JEMPERLI royalties and milestones to be received by Sagard under the JEMPERLI Royalty Monetization Agreement is capped at certain fixed multiples of the upfront payment based upon time. For more information see Note 4 — Collaborative Research and Development Agreements and Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.
As referenced above, in connection with our amended GSK collaboration, in October 2020 GSK agreed, under the terms of a settlement agreement (the GSK Settlement Agreement), to pay us a royalty on all GSK net sales of Zejula starting January 1, 2021. Under the GSK Settlement Agreement, the royalty is paid at a rate of 1% but is subject to reduction due to royalties paid to third parties, with a minimum royalty payable under the GSK Settlement Agreement of 0.5% of global net sales of Zejula. The current effective royalty rate is 0.5%. In September 2022, we signed a royalty monetization agreement (the Zejula Royalty Monetization Agreement) with a wholly-owned subsidiary of DRI Healthcare Trust (DRI) to monetize all of our future royalties on global net sales of Zejula under the GSK Settlement Agreement. Under the terms of the Zejula Royalty Monetization Agreement, we received $35.0 million in exchange for all royalties payable by GSK to us under the GSK Settlement Agreement on global net sales of Zejula starting in July 2022. In addition, under the Zejula Royalty Monetization Agreement, we are entitled to receive an additional $10.0 million payment from DRI if Zejula is approved by the FDA for the treatment of endometrial cancer on or prior to December 31, 2025. For more information see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.
The following table summarizes certain key information about our wholly-owned product candidates:

Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through September 30, 2022, we have received $229.0 million in funding from our collaborators.
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
We have completed Phase 1 and Phase 2 clinical trials and have ongoing Phase 3 clinical trials for imsidolimab, completed a Phase 1 clinical trial and have an ongoing Phase 2 clinical trial in rosnilimab, and have completed a Phase 1 trial in ANB032. We expect our research and development expenses to be higher for the foreseeable future as we continue to advance our product candidates into larger clinical trials.
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
Non-cash Interest Expense for the Sale of Future Royalties
Non-cash interest expense for the sale of future royalties consists of interest related to the liability for the sale of future royalties, as well as the amortization of debt issuance costs. We impute interest on the unamortized portion of the liability for the sale of future royalties using the effective interest method and record interest expense based on timing of the payments over the terms of the JEMPERLI Royalty Monetization Agreement and Zejula Royalty Monetization Agreement. Our estimate of the interest rate under the arrangements is based on forecasted royalty and milestone payments expected to be made to Sagard and DRI over the life of the agreements.

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
Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Collaboration Revenue
Collaboration revenue consists of both milestone payments under the collaborations, and royalty payments. We recognized $0 in milestone revenue during the three months ended September 30, 2022 compared to $20.0 million during the three months ended September 30, 2021, related to milestone payments associated with JEMPERLI, the anti-PD-1 antagonist antibody partnered with GSK. For the third quarter of 2021, milestone revenue reflects $20.0 million for first BLA approval in a second indication.
We recognized $0 and $60.0 million of milestone revenue during the nine months ended September 30, 2022 and 2021, respectively, related to milestone payments associated with JEMPERLI, the anti-PD-1 antagonist antibody partnered with GSK. For the nine months ended September 30, 2021, milestone revenue reflects $10.0 million for successful filing of the first BLA in a second indication for JEMPERLI, $20.0 million for first BLA approval in a first indication, $10.0 million for first MAA approval in a first indication, and $20.0 million for first BLA approval in a second indication.
We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Royalty revenue is a function of our partners' product sales and the applicable royalty rate. During the three months ended September 30, 2022 and 2021, we recognized $1.3 million and $0.9 million, respectively, related to the net sales of GSK’s Zejula and JEMPERLI, which we estimated based on GSK’s historical sales. All royalty revenue related to Zejula global net sales starting July 2022 will be paid directly to a wholly-owned subsidiary of DRI Healthcare Trust pursuant to the Zejula Royalty Monetization Agreement. For more information see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.
During the nine months ended September 30, 2022 and 2021 we recognized $3.5 million and $2.2 million, respectively, of royalty revenue related to the net sales of GSK’s Zejula and JEMPERLI.
Research and Development Expenses
Research and development expenses were $22.1 million during the three months ended September 30, 2022 compared to $22.2 million during the three months ended September 30, 2021 for a decrease of $0.1 million, primarily due to a $1.3 million increase in outside services for manufacturing expenses, offset by $0.8 million decrease in clinical expenses, $0.4 million decrease in salaries and related expenses, including stock compensation expense, and a $0.2 million decrease in other research and development expenses.
Research and development expenses were $65.4 million during the nine months ended September 30, 2022 compared to $71.7 million during the nine months ended September 30, 2021 for a decrease of $6.3 million, primarily due to a $4.9 million decrease in clinical expenses, $1.8 million decrease in outside services for manufacturing expenses, offset by a $0.3 million increase in salaries and related expenses, including stock compensation expense, and a $0.1 million increase in other research and development expenses.
We do not track fully burdened research and development costs separately for each of our product candidates. We review our research and development expenses by focusing on external development and internal development costs. External development expenses consist of costs associated with our external preclinical and clinical trials, including pharmaceutical development and manufacturing. Included in preclinical and other unallocated costs are external corporate overhead costs that are not specific to any one program. Internal costs consist of salaries and wages, stock-based compensation and benefits, which are not tracked by product candidate as several of our departments support multiple product candidate research and development programs. The following table summarizes the external costs attributable to each program and internal costs:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
External Costs
Imsidolimab	$9,946	$9,333	$613	$30,485	$33,803	$(3,318)
Rosnilimab	1,733	1,969	(236)	5,425	6,160	(735)
ANB032	1,083	2,249	(1,166)	2,223	4,927	(2,704)
Etokimab	350	(465)	815	332	(375)	707
Preclinical and other unallocated costs	2,503	3,158	(655)	7,351	9,538	(2,187)
Total External Costs	15,615	16,244	(629)	45,816	54,053	(8,237)
Internal Costs	6,449	5,977	472	19,608	17,667	1,941
Total Costs	$22,064	$22,221	$(157)	$65,424	$71,720	$(6,296)
General and Administrative Expenses
General and administrative expenses were $8.9 million during the three months ended September 30, 2022 compared to $5.4 million during the three months ended September 30, 2021 for an increase of $3.5 million, primarily due to a $2.6 million increase in personnel costs including stock compensation expense, and a $0.9 million increase in other general and administrative expenses.
General and administrative expenses were $27.2 million during the nine months ended September 30, 2022 compared to $16.1 million during the nine months ended September 30, 2021 for an increase of $11.1 million, primarily due to a $10.2 million increase in personnel costs including stock compensation expense, which included $0.6 million in severance costs and $3.2 million in stock compensation expense due to the resignation of our former President and CEO, and a $0.9 million increase in other general and administrative expenses.
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
Non-cash Interest Expense for the Sale of Future Royalties
Non-cash interest expense was $6.1 million and $16.9 million during the three and nine months ended September 30, 2022 compared to $0 during the three and nine months ended September 30, 2021. The increase in non-cash interest expense is due to interest recognized on the liabilities related to the sale of future royalties that were completed in September 2022 and December 2021.
Interest Income
Interest income was $2.3 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $3.7 million and $0.4 million during the nine months ended September 30, 2022 and 2021, respectively, which primarily related to our short-term and long-term investments. The increase in interest income is due to higher interest rates earned on investments and due to an increase in the available balance to invest as a result of the proceeds from the sale of future royalties completed in December 2021.
Other Income, Net
Other income, net was less than $0.1 million for both the three and nine months ended September 30, 2022 and 2021, which primarily related to foreign exchange transactions through our Australian subsidiary and with our foreign CROs and CMOs.
Liquidity and Capital Resources
From our inception through September 30, 2022, we have received an aggregate of $1.2 billion to fund our operations, which included $631.2 million from the sale of equity securities, $285.0 million from the sale of future royalties, and $229.0 million from our collaboration agreements. As of September 30, 2022, we had $590.5 million in cash, cash equivalents and investments.
In addition to our existing cash, cash equivalents and investments, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain nonclinical, clinical, regulatory and sales-based events, and royalty payments under our collaboration agreements, including the GSK Agreement and the GSK Settlement Agreement. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities. Our rights to payments under our collaboration agreements are our only committed external source of funds.
In October 2021, we signed the JEMPERLI Royalty Monetization Agreement with Sagard. Pursuant to this transaction we received a $250.0 million payment upon closing in December 2021, in exchange for JEMPERLI royalties due to us on annual commercial sales below $1.0 billion and certain future milestones starting in October 2021. We treated the sale of future revenue from the JEMPERLI Royalty Monetization Agreement with Sagard as debt, which will be amortized under the effective interest rate method over the estimated life of the related expected royalty stream. We recorded the upfront proceeds of $250.0 million, net of $0.4 million of transaction costs, as a liability related to the sale of future revenue. The liability and the related interest expense are based on our current estimates of future royalties and certain milestones expected to be paid over the life of the agreement. We will periodically assess the expected royalty and milestone payments and to the extent our future estimates or timing of such payments are materially different than our previous estimates, we will prospectively recognize related interest expense. Royalty revenue will be recognized as earned on net sales of JEMPERLI, and we will record the royalty payments to Sagard as a reduction of the liability when paid. As such payments are made to Sagard, the balance of the liability will be effectively repaid over the life of the JEMPERLI Royalty Monetization Agreement. For further discussion of the sale of future revenue, refer to Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.
In September 2022, we signed the Zejula Royalty Monetization Agreement with DRI. Pursuant to this transaction we received a $35.0 million payment in exchange for all royalties payable by GSK to us under the GSK Settlement Agreement on global net sales of Zejula starting in July 2022. We treated the sale of future revenue from the Zejula Royalty Monetization Agreement with DRI as debt, which will be amortized under the effective interest rate method over the estimated life of the related expected royalty stream. We recorded the upfront proceeds of $35.0 million, net of $0.2 million of transaction costs, as a liability related to the sale of future revenue. The liability and the related interest expense are based on our current estimates of future royalties expected to be paid over the life of the agreement. We will periodically assess the expected royalty and milestone payments and to the extent our future estimates or timing of such payments are materially different than our previous estimates, we will prospectively recognize related interest expense. Royalty revenue will be recognized as earned on net sales of Zejula, and we will record the royalty payments to DRI as a reduction of the liability when paid. As such payments are made to DRI, the balance of the liability will be effectively repaid over the life of the Zejula Royalty Monetization Agreement. For further discussion of the sale of future revenue, refer to Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.
In December 2021, we entered into an Open Market Sales Agreement with Jefferies LLC, through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Jefferies LLC as our sales agent. This agreement was terminated effective November 8, 2022.

In November 2022, we entered into the Cowen Sales Agreement with Cowen and Company, LLC, through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen and Company, LLC as our sales agent.
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
Cash, cash equivalents and investments totaled $590.5 million as of September 30, 2022, compared to $615.2 million as of December 31, 2021. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next twelve months from the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(62,908)	$(20,619)
Investing activities	(416,342)	105,529
Financing activities	42,068	962
Net (decrease) increase in cash and cash equivalents	$(437,182)	$85,872
Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2022 of $62.9 million was primarily due to our net loss of $102.3 million, adjusted for addbacks for non-cash expenses of $38.5 million, which includes stock-based compensation, amortization of operating right-of-use assets, non-cash interest expense, and net increases in working capital of $0.9 million. Net cash used in operating activities during the nine months ended September 30, 2021 of $20.6 million was primarily due to our net loss of $25.3 million, adjusted for addbacks for non-cash expenses of $13.5 million, which includes stock-based compensation and amortization of operating right-of-use assets, and net decreases in working capital of $8.8 million.
Investing Activities
Net cash (used in) and provided by investing activities during the nine months ended September 30, 2022 and 2021 of $(416.3) million and $105.5 million, respectively, primarily relates to the timing of sales, maturities and purchases of our investments.

Financing Activities
The net cash provided by financing activities during the nine months ended September 30, 2022 of $42.1 million was primarily related to $35.0 million received for the sale of future royalties, $8.4 million for the issuance of common stock, offset by $1.0 million for repayments of the liability for the sale of future royalties with Sagard, and $0.3 million for payments for debt issuance costs. The net cash provided by financing activities during the nine months ended September 30, 2021 of $1.0 million primarily related to the issuance of common stock upon the exercise of stock options.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2022, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K filed with the SEC on March 7, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of September 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We have only limited data regarding the safety profile of our product candidates when dosed in humans. Our ongoing and planned clinical trials or those of our collaborators may reveal significant adverse events, toxicities or other side effects and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
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
•We have recently commenced clinical development of rosnilimab, ANB032 and imsidolimab and have no history of commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
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

Furthermore, we may conduct clinical trials of a product candidate in multiple indications based on assumptions about the product candidate’s mechanism of action. However, it is possible that our assumptions regarding the effectiveness of a product candidate’s mechanism of action may be incorrect and that the product candidate may be ineffective in certain diseases or disorders. If this were the case, then the results from any clinical trials of a product candidate that we conduct are less likely to be positive. For example, we believed imsidolimab’s mechanism of action, the inhibition of IL-36R, provided the potential for imsidolimab to be effective for treatment of a range of dermatological inflammatory diseases. However, top-line data from clinical trials of imsidolimab in indications other than GPP did not demonstrate efficacy, and we do not currently plan to conduct further development of imsidolimab in indications other than GPP.
If our other ongoing or future clinical trials of any of our product candidates, including rosnilimab, ANB032 or imsidolimab, are unsuccessful, whether for one of the reasons mentioned above or otherwise, our product candidates may be delayed in development or fail entirely, which would have a material adverse impact on our business.
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

We have only limited data regarding the safety profile of our product candidates when dosed in humans. Our ongoing and planned clinical trials or those of our collaborators may reveal significant adverse events, toxicities or other side effects and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
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
Some patients in our clinical trials have experienced adverse events, including serious adverse events. We reported that one patient dropped out of the GALLOP Phase 2 clinical trial for imsidolimab due to diagnosis with Staphylococcal aureus bacteremia on Day 3 post-imsidolimab administration, which was a serious adverse event deemed to be possibly drug-related. Subjects in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or in our Phase 1 or Phase 2 clinical trials. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which will inform our dosing strategy for future clinical trials, however such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans and may lead to unforeseen toxicity not previously observed in preclinical testing. If preclinical studies of our product candidates fail to provide preliminary evidence of safety to the satisfaction of regulatory authorities or do not otherwise produce satisfactory results, we may incur additional costs or experience delays in initiating and/or advancing the development and commercialization of our product candidates. Further, if clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we or our collaborators may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
If we or our collaborators experience any of the issues described above, or other similar or related issues, we or our collaborators may:
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
We have recently commenced clinical development of rosnilimab, ANB032 and imsidolimab and have no history of commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
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
For our anti-PD-1 agonist antibody program, our competitors include other anti-PD-1 agonist antibodies peresolimab (Eli Lilly) in Phase 2b development for the treatment of Rheumatoid Arthritis, JNJ-67484703 (Janssen) in Phase 2 development, a PD-1 agonist antibody (Boehringer Ingelheim) in Phase 1 development, PT627 and PT001 (Pandion Therapeutics, which has been acquired by Merck) in preclinical development, and MB151 (MiroBio, which has been acquired by Gilead) in preclinical development.
For moderate-to-severe alopecia areata, our competitors include topical and oral corticosteroids, topical immunotherapy (diphencyprone, dinitrochlorobenzene, squaric acid dibutyl ester), calcineurin inhibitors (tacrolimus, pimecrolimus), prostaglandins, an anti-ILT7 monoclonal antibody, and janus kinase inhibitors (baricitinib, tofacitinib, ruxolitinib, and CTP-543) in clinical development. In June 2022, the FDA approved Olumiant (baricitinib) for the treatment of adults with severe alopecia areata.
For our anti-BTLA agonist antibody program, our competitors include other anti-BTLA agonist antibodies LY3361237 (Eli Lilly) in Phase 2 development, which has demonstrated efficacy in treatment of systemic lupus erythematosus as measured by the cutaneous lupus erythematosus disease area and severity index (CLASI), and MB272 (MiroBio, which has been acquired by Gilead) in preclinical development.
For our anti-CD122 antagonist antibody program, our competitors include one other anti-CD122 antagonist antibody, auremolimab (Villaris Therapeutics, which has been acquired by Incyte), currently in preclinical development, and an anti-IL-15 monoclonal antibody, AMG 714 (Amgen), currently in Phase 2 development for the treatment of vitiligo.
For GPP, our competitors include one other anti-IL-36 receptor antibody called SPEVIGO or spesolimab (Boehringer Ingelheim), recently approved for GPP flares in adults.
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
In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we or our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Moreover, we source certain of the raw materials needed for our product candidates from outside the U.S. Although we have not experienced any material supply interruptions to date, it is possible that political, economic or public health events, such as the COVID-19 pandemic, could cause such interruptions in the future. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products.
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
We are an early-stage biotechnology company with a limited operating history. We have no approved products. To date, our revenue has been primarily derived from our GSK research collaboration and license agreement, and royalty monetization agreements based on our GSK collaboration, and we are significantly dependent on such collaborators for the successful development of product candidates in these collaborations. Our ability to generate revenue and become profitable depends upon our ability, alone or with our collaborators, to successfully complete the development of our product candidates for our target indications and to obtain necessary regulatory approvals.
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. We had $3.5 million in collaboration revenue and our net loss was $102.3 million for the nine months ended September 30, 2022 and a net loss of $25.3 million for the nine months ended September 30, 2021, with $62.2 million in collaboration revenue. As of September 30, 2022, we had an accumulated deficit of $424.1 million.
We have financed our operations primarily through our initial public offering of common stock in January 2017, our follow-on public offerings of common stock in October 2017 and September 2018, our JEMPERLI Royalty Monetization Agreement, and our Zejula Royalty Monetization Agreement. We have devoted substantially all of our efforts to research and development. We have only recently initiated clinical development for three of our product candidates and expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. Our revenue has been historically derived from amortization of upfront payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. Our ability to generate future product revenue from our current or future product candidates depends on a number of additional factors, including our ability (or as applicable our collaborators’ ability) to:
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
We are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability because of the numerous risks and uncertainties associated with product development. In addition, our expenses could increase significantly beyond expectations if we are required by the FDA or other regulatory authorities to perform studies or clinical trials in addition to those that we currently anticipate. Even if any of our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of any product candidate.
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
•the commercial success or failure of products sold by our collaborators, such as JEMPERLI by GSK, and the timing thereof;
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
We have entered into a collaboration with GSK to develop several of our product candidates. GSK has advanced multiple antibodies generated through our collaboration into clinical trials. If our collaboration with GSK were terminated, we may not receive all or any of the funding potentially coming from such collaboration, which could adversely affect our business or financial condition. Our operational obligations under each of our collaborations has ended.
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
We depend on the availability of key raw materials for our product candidates from a small number of third-party suppliers. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials. We do not have any control over the availability of raw materials. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products. If either we or any third-parties in the supply chain for materials used in the production of our product candidates are disrupted, including by political, economic or public health events, such as the COVID-19 pandemic, it could limit our ability to manufacture our product candidates for our preclinical or clinical studies.
Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters
Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements.
Any regulatory approvals that we or our collaborators may receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a risk evaluation and mitigation strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and good clinical practices for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we, our collaborators or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us or our collaborators, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and foreign regulatory requirements may, either before or after product approval, if any, subject our company or our collaborators to administrative or judicially imposed sanctions, including:
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
The occurrence of any event or penalty described above may inhibit our ability, alone or with our collaborators, to commercialize our product candidates and generate revenue.
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
The failure to obtain regulatory approval in international jurisdictions would prevent us or our collaborators from marketing our product candidates outside the United States.
In order to market and sell our products in other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we or our collaborators must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries.
If we or our collaborators fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed, and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. The failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business prospects could decline.
We or our collaborators may not be able to maintain, for imsidolimab in GPP, or obtain, for any of our product candidates, Orphan Drug Designation or obtain the benefits associated with Orphan Drug status, including market exclusivity.
Regulatory authorities in some jurisdictions, including the United States and the European Union (“EU”) may designate biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a biologic as an Orphan Drug if it is intended to treat a rare disease or condition, generally a disease or condition that (i) affects fewer than 200,000 individuals in the United States, or (ii) affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making a product available in the United States for such disease or condition will be recovered from sales of the product. We received Orphan Drug Designation from the FDA for imsidolimab for our GPP indication in 2020 and may seek Orphan Drug Designation for certain of our other product candidates. In addition, we or our collaborators may seek Orphan Drug Designation for imsidolimab in other indications. Generally, if a biologic with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the biologic is entitled to a period of marketing exclusivity, which precludes the FDA with respect to the United States or the EMA with respect to the EU from approving another marketing application for a drug containing the same active moiety for the same indication for that time period. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if a biologic no longer meets the criteria for Orphan Drug Designation or if the biologic is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, the Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn and other candidates may obtain approval before us.
We have not been granted Orphan Drug Designation for imsidolimab for any indication other than GPP, and there can be no assurance that any of our other product candidates will be designated as an orphan drug. For example, we or our collaborators may seek FDA Orphan Drug Designation for imsidolimab for the treatment of other indications, which will likely require demonstrating to the FDA that each such indication is a distinct disease from psoriasis generally (a non-rare disease) or that use of imsidolimab may be appropriate for the treatment of such other indication but not appropriate for use in the general psoriasis population.
Even if we or our collaborators obtain Orphan Drug Designation for imsidolimab in indications other than GPP, or if we obtain Orphan Drug Designation for any of our other product candidates, we may not receive Orphan Drug exclusivity. If another sponsor receives Orphan Drug Designation for the same active moiety, only the first to receive regulatory approval for a particular indication will receive marketing exclusivity. The FDA makes active moiety “sameness” determinations for monoclonal antibodies on a case-by-case basis based on the principal molecular structure, and thus, while we are not currently aware of any other product candidate in development that we believe has the same active moiety “sameness” as imsidolimab, we cannot predict with certainty whether another candidate would be eligible for, or whether our product would be blocked by another sponsor’s marketing exclusivity. Even after a biological product with Orphan Drug Designation is approved, the FDA can subsequently approve another biologic containing the same principal molecular structure for the same condition if the FDA concludes that the later biologic is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, exclusivity, if obtained, may not effectively protect the candidate from competition because different drugs or biologics can be approved for the same condition.
Any drugs we develop may become subject to unfavorable third-party reimbursement practices and pricing regulations.
The availability and extent of coverage and adequate reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we or our collaborators may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which marketing approval is obtained. If coverage and reimbursement are not available or reimbursement is available only at limited levels, we or our collaborators may not successfully commercialize any product candidate for which marketing approval is obtained.
There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services, because CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. As a result, the coverage determination process is often a time-consuming and costly process that will require us or our collaborators to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly examining the medical necessity and reviewing the cost effectiveness of medical drug products. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific drug products on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We or our collaborators may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. Nonetheless, our product candidates may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we or our collaborators commercialize and, if reimbursement is available, what the level of reimbursement and the timing of achieving a reimbursement determination will be.
Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics, including our product candidates. In many countries, particularly the countries of the EU, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.
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
Furthermore, some of our target indications, such as GPP, are rare diseases with small patient populations. In order for therapeutics that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such therapeutics must be higher, on a relative basis, to account for the low volume of sales. Accordingly, we or our collaborators will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size.
If we or our collaborators are unable to establish or sustain coverage and adequate reimbursement for any future product candidates from third-party payors, the adoption of those product candidates and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Healthcare legislative reform measures may increase the difficulty and cost for us or our collaborators to obtain marketing approval of and commercialize our product candidates and affect the pricing of our product candidates.
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our or our collaborators’ ability to profitably sell any product candidates for which marketing approval is obtained. The commercial potential for our product candidates, if any, could be affected by changes in healthcare spending and policy in the United States and abroad. New laws, regulations, or judicial decisions or new interpretations of existing laws, regulations, or decisions, related to healthcare availability, the method of delivery, or payment for healthcare products and services could adversely affect our business, operations, and financial condition, if and when we or our collaborators are able to obtain marketing approval and commercialize our product candidates.
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
In addition, the Biden Administration has indicated an intent to address prescription drug pricing and recent Congressional hearings have brought increased public attention to the costs of prescription drugs. For example, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow the U.S. Department of Health and Human Services, or HHS, to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.
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
Other reforms include the Drug Supply Chain Security Act, which imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or what the impact of such changes on our business, if any, may be. Further, we are unable to predict whether additional governmental action will be taken in response to the COVID-19 pandemic and whether such action will adversely affect our or our collaborators’ ability to obtain marketing approval for or successfully commercialize our product candidates.
Our business entails a significant risk of product liability, and our ability to obtain sufficient insurance coverage could have an adverse effect on our business, financial condition, results of operations or prospects.
Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we or our collaborators succeed in marketing any of our product candidates, such claims could result in an FDA investigation of the safety and effectiveness of our product candidates, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have an adverse effect on our business.
Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other health care laws and regulations, which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
Health care providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we or our collaborators obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we or our collaborators market, sell and distribute our product candidates for which marketing approval is obtained. Restrictions under applicable federal and state health care laws and regulations include the following:
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. We also have registered all shares of common stock that we may issue under our equity incentive plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. In November 2022, we entered into the Cowen Sales Agreement with Cowen and Company, LLC, through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen and Company, LLC as our sales agent.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Termination of Prior ATM Agreement
In December 2021, we entered into an Open Market Sales Agreement with Jefferies LLC, through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Jefferies LLC as our sales agent. On November 3, 2022, we terminated this agreement effective as of November 8, 2022.
Entry into New ATM Agreement
On November 8, 2022, we entered into the Cowen Sales Agreement with Cowen and Company, LLC, through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen and Company, LLC as our sales agent. Sales of our common stock through Cowen may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act. Cowen has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of our common stock based upon our instructions. We are not obligated to make any sales of our common stock under the Cowen Sales Agreement. Any sales under the Cowen Sales Agreement will be made pursuant to our shelf registration statement on Form S-3 (File No. 333-261953) declared effective by the Commission on January 11, 2022, and a prospectus supplement relating to such offering filed with the Commission on November 8, 2022. We will pay Cowen a commission of up to 3% of the gross proceeds of any shares of common stock sold pursuant to the Cowen Sales Agreement, and we have also provided Cowen with customary indemnification and contribution rights.
The foregoing summary of the Cowen Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Cowen Sales Agreement, a copy of which is attached as Exhibit 10.24 hereto.
Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
5.1	Opinion of Fenwick & West LLP
10.23‡++	Purchase and Sale Agreement, dated September 9, 2022, by and between the Registrant and DRI Healthcare Acquisitions LP.
10.24	Sales Agreement, dated November 8, by and between the Registrant and Cowen and Company LLC.
23.1	Consent of Fenwick & West LLP (contained in Exhibit 5.1)
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Report Instance Document - The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - (formatted in Inline XBRL and contained in Exhibit 101)

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

AnaptysBio, Inc.

Date:	November 8, 2022	By:	/s/ Daniel Faga
Daniel Faga
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2022	By:	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)