Form 10-K
period 2022-12-31
ANAPTYSBIO, INC
filed 2023-03-01
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates of the registrant was $400,388,471 as of June 30, 2022.
The number of shares of Registrant’s Common Stock outstanding was 27,931,028 as of February 27, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, scheduled to be held on June 15, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•the impact of political, economic or public health events, such as the coronavirus (“COVID-19”) pandemic on our business and the United States (“U.S.”) and global economies;
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
•our ability to find a licensing partner for imsidolimab and etokimab;
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
•regulatory developments in the U.S. and foreign countries;
•the success of competing therapies that are or may become available;
•our ability to attract and retain key scientific or management personnel;
•our use of the net proceeds from our public offerings and other financing transactions;
•our ability to generate potentially best-in-class antibodies through our antibody research platform that are consistent with our commercial objectives; and
•our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing.
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

PART I
Item 1. Business
Overview
We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. We are developing immune cell modulating antibodies, including two wholly owned checkpoint agonists in clinical-stage development, for autoimmune and inflammatory disease: rosnilimab, our PD-1 agonist, previously referred to as ANB030, in a planned Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”); and ANB032, our BTLA agonist, in a planned Phase 2b trial for the treatment of moderate-to-severe atopic dermatitis (“AD”). We also have other preclinical immune cell modulator candidates in our portfolio, including ANB033, an anti-CD122 antagonist antibody for the treatment of autoimmune and inflammatory diseases. In addition, we have two cytokine antagonists that we are exploring options for out-licensing: imsidolimab, our anti-IL-36R antibody, in a Phase 3 trial for the treatment of generalized pustular psoriasis (“GPP”), and etokimab, our anti-IL-33 antagonist that is Phase 2/3 ready. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immune-oncology, including an anti-PD-1 antagonist antibody (JEMPERLI (dostarlimab-gxly)), an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889) and an anti-LAG-3 antagonist antibody (GSK4074386). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK.
Our Wholly Owned Product Candidate Pipeline
Our immune cell modulating antibodies, including anti-inflammatory checkpoint agonists for PD-1 and BTLA, treat inflammatory disorders by down regulating immune responses mediated by multiple immune cell types including T-cells, B-cells, and dendritic cells. We believe these molecules have potential applicability across a broad range of autoimmune and inflammatory disorders including dermatology, rheumatology, gastroenterology, respiratory, and neurology therapeutic areas.
Rosnilimab
Rosnilimab is designed to suppress aberrant T cell driven inflammation by augmenting signaling through PD-1 or targeted depletion of PD-1+ T cells.
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
We announced positive top-line data from a healthy volunteer Phase 1 trial of rosnilimab in November 2021. A total of 144 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where single ascending dose (SAD) cohorts were administered single subcutaneous or intravenous (“IV”) doses of rosnilimab up to 600mg or placebo, while multiple ascending dose (MAD) cohorts received four weekly subcutaneous doses of rosnilimab ranging up to 400mg or placebo. Rosnilimab was generally well-tolerated and no dose limiting toxicities were observed. Two serious adverse events were reported in single dose cohorts, including obstructive pancreatitis in a placebo-dosed subject and COVID-19 infection in a rosnilimab-dosed subject leading to discontinuation. The COVID-19 infection was deemed unrelated to treatment. No serious adverse events were reported in subjects receiving multiple doses of rosnilimab or placebo. Rosnilimab demonstrated a favorable pharmacokinetic profile with an estimated two-week half-life for subcutaneous and IV routes of administration. Full PD-1 receptor occupancy was observed rapidly and was maintained for at least 30 days at or above 200mg following single subcutaneous rosnilimab doses. Rosnilimab pharmacodynamic activity demonstrated rapid and sustained reduction in the quantity and functional activity of PD-1+ T cells, which are known to be pathogenic drivers of inflammatory diseases. Conventional T (Tcon) cells (CD3+, CD25 low) PD-1+, which represented approximately 25% of peripheral T cells at baseline, were reduced by 50%, including in both CD4+ and CD8+ subsets, in a dose-dependent manner and in correlation with receptor occupancy. This effect was maximized on high-PD-1+ Tcon cells, which represented approximately 5% of peripheral T cells, with 90% reduction relative to baseline. Conversely, total T cells (CD3+), total Tcon cells (CD3+, CD25low) and total regulatory T (Treg) cells (CD3+, CD4+, CD25 bright, CD127-) were unchanged (<5% change from baseline), resulting in a consistent ratio of PD-1+ Tcon cells to total Treg cells post-treatment in healthy volunteers. No effect (<5% reduction from baseline) was observed on any of the aforementioned cell types in placebo-dosed subjects.
We plan to conduct a randomized placebo-controlled multi-hundred patient global Phase 2b trial assessing three dose levels of subcutaneously administrated rosnilimab in moderate-to-severe RA for approximately six months on well-established endpoints including ACR 20/50/70 and DAS28. We expect to initiate this trial in the third quarter of 2023 with top-line interim data anticipated by mid-year 2025. We also plan to conduct a second global Phase 2 trial, in an indication to be announced, with trial initiation anticipated by the end of 2023.
During the fourth quarter of 2021, we initiated AZURE, a randomized placebo-controlled 45-patient Phase 2 trial of rosnilimab in moderate-to-severe alopecia areata patients. We conducted an interim review of blinded data in December 2022 which demonstrated robust reductions in peripheral PD-1+ T cells, including PD-1 high T cells reduction of >80%, across blinded pooled rosnilimab patients and placebo patients, which is consistent with observations in the healthy volunteer Phase 1 trial of >90% in rosnilimab treated patients. The blinded data suggests rosnilimab administration was generally safe and well tolerated. Interim results suggest that target improvement in severity of alopecia tool (SALT) was not achieved potentially due to an inadequate tested dose level, limited duration of treatment, and/or complexity of disease biology including the hair growth cycle. Further development in alopecia areata will not be pursued. The unblinded final results will be available in second half of 2023.
ANB032
ANB032 is designed to augment BTLA signaling, which is broadly applicable to human inflammatory diseases associated with lymphoid and myeloid immune cell dysregulation. Genetic studies have demonstrated that BTLA pathway mutations increase human susceptibility to multiple autoimmune diseases and insufficient BTLA signaling can lead to dysregulated T or B cell responses and changes in the function of dendritic cells. BTLA modulates signaling of HVEM, governing HVEM’s interaction with its natural ligands, including LIGHT. Polymorphisms in BTLA or molecules in the BTLA pathway such as HVEM are associated with inflammatory diseases, including aberrant T cell activity, B cell activity and dysregulation of downstream humoral immune responses (IgE, IgG secretion). Similarly, BTLA knockout animals have spontaneous or enhanced severity of inflammatory disease, demonstrating aberrant T cell activity, B cell activity and dysregulation of pathogenic antibody responses upon immunization. ANB032 is anticipated to down-modulate the activity of T cells, B cells and dendritic cells via several potential mechanisms: BTLA agonistic activity, stabilization of the interaction of BTLA and HVEM in cis which prevents pro-inflammatory signaling mediated by HVEM ligands such as LIGHT, and abrogation of pro-inflammatory HVEM signaling mediated by BTLA in trans.
We announced positive top-line data from a healthy volunteer Phase 1 trial of ANB032, under a CTN, in April 2022. A total of 96 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where single ascending dose (SAD) cohorts received subcutaneous or IV single doses of ANB032 or placebo, while multiple ascending dose (MAD) cohorts received four weekly subcutaneous doses of ANB032 or placebo. ANB032 was generally well-tolerated and no dose limiting toxicities were observed. No serious adverse events were reported. ANB032 demonstrated a favorable pharmacokinetic profile with an estimated two-week half-life for subcutaneous and IV routes of administration. Full PD-1 receptor occupancy was observed rapidly and was maintained for at least 30 days.
In in vitro studies, ANB032 pharmacodynamic activity demonstrated inhibition of T cell proliferation and reduction in inflammatory cytokine secretion (Th1, Th2, Th17). While Th2 targeted therapies provide benefit to patients with chronic moderate-to-severe atopic dermatitis (AD), there is compelling evidence that AD is broader than a Th2 driven disease, as Th1, Th17 and other cell types, including dendritic cells, contribute significantly to the pathogenesis. ANB032 inhibition of inflammatory Th1, Th2 and Th17 activity, and modulation of additional cell types such as B cells and dendritic cells, creates the potential for broader, deeper and more durable responses than more narrowly targeted interventions.
We plan to conduct a randomized placebo-controlled 160 patient Phase 2 trial assessing three dose levels of subcutaneously administrated ANB032 in moderate-to-severe AD for 12 weeks on well-established endpoints including EASI75 and IGA 0/1. We expect to initiate this clinical trial in the second quarter of 2023 with top-line interim data anticipated by the end of 2024.
ANB033
ANB033 targets CD122, the common beta subunit shared by the IL-15 and IL-2 receptors. IL-15 signaling mediates the survival and maintenance of tissue resident memory T cells (TRM). The presence of long-lived and persistent TRM has been shown to drive tissue-specific immune-mediated inflammation. TRM are present in the skin in dermatologic diseases, where defined borders of inflammation often recur. TRM are also observed in other tissue-specific inflammatory disorders including gastroenterology, rheumatology and respiratory. ANB033 is designed with an affinity to CD122 that inhibits IL-15 signaling, leading to death of pathogenic TRM cells in diseased tissue, with the potential to achieve and maintain remission of inflammation through the elimination of these disease-causing cells. In addition, ANB033 inhibits IL-2 signaling through the low affinity IL-2 receptor (comprised of CD122 and the common gamma subunit, CD132) expressed on T cells, while sparing regulatory T cells which express the high affinity IL-2 receptor (comprised of CD122, CD132 and the alpha receptor subunit for IL-2, CD25). This drives reduction of pathogenic T cell numbers while sparing or potentially enhancing regulatory T cell numbers. We anticipate submitting an IND for a Phase 1 clinical trial with ANB033 during the first half of 2024.
Imsidolimab
Imsidolimab inhibits the interleukin-36 receptor (IL-36R) and is being developed for the treatment of GPP. We completed a Phase 1 clinical trial in healthy volunteers, which was presented at the European Academy of Allergy and Clinical Immunology in 2018, where imsidolimab was well-tolerated, no dose-limiting toxicities were observed, and no serious adverse events were reported. In July 2020, the FDA granted Orphan Drug Designation for imsidolimab for the treatment of patients with GPP. We completed an open-label, multi-dose, single-arm Phase 2 clinical trial of imsidolimab in 8 GPP patients, also referred to as the GALLOP clinical trial, where top-line data through week 16 was presented at the European Academy of Dermatology and Venerology (EADV) Congress in October 2021.
We have initiated two Phase 3 trials for imsidolimab for GPP. The first, called GEMINI-1, will enroll approximately 45 moderate-to-severe GPP patients, each undergoing an active flare at baseline, which will be randomized equally to receive a single dose of 750mg IV imsidolimab, 300mg IV imsidolimab, or placebo. The primary endpoint of the Phase 3 program is the proportion of patients achieving clear or almost clear skin as determined by a GPPPGA score of zero or 1 at week 4 of GEMINI-1. Patients completing the GEMINI-1 trial will subsequently be enrolled in GEMINI-2, our second Phase 3 trial for imsidolimab in GPP, where they will receive monthly doses of 200mg subcutaneous imsidolimab or placebo depending upon whether they are responders, partial responders or non-responders to treatment under GEMINI-1. The objective of GEMINI-2 is to assess the efficacy and safety of imsidolimab after 3 years of monthly dosing. Top-line data from an interim analysis of GEMINI-1 is anticipated in the fourth quarter of 2023.
We announced in August 2022 that we intend to complete execution of our Phase 3 program in GPP and out-license imsidolimab prior to potential FDA approval.
Etokimab
Etokimab inhibits IL-33 function and acts upstream of key cell types involved in atopy and the subsequent release of Th2 cytokines. IL-33 is a pro-inflammatory cytokine that signals through the ST2 receptor, which multiple studies suggest serves as a central mediator of various immune responses leading to Th2-type inflammatory disorders, including asthma, COPD and atopic diseases. Individuals with asthma symptoms express higher levels of IL-33 than healthy control subjects. IL-33 initiates a diverse array of cellular immune responses, including the activation of mast cells, basophils and eosinophils, leading to production of downstream cytokines, such as IL-4, IL-5 and IL-13, which are associated with atopic diseases. IL-33 also acts on Th2 effector cells and Innate Lymphoid Cell Type 2 (ILC2), two types of white blood cells that initiate and orchestrate atopic responses. We have no ongoing clinical trials of etokimab and announced in January 2023 that etokimab is available to out-license.
Multiple Company-discovered antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with GSK.
Under the GSK Agreement, a Biologics License Application (BLA) for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called JEMPERLI (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (dMMREC). In February 2023, the FDA granted full approval for this indication (from an accelerated approval). In addition, in April 2021 the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (EU) for JEMPERLI for use in women with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen. A second FDA approval was received in August 2021 for JEMPERLI in pan-deficient mismatch repair tumors (PdMMRT). JEMPERLI is currently in Phase 3 trials for various solid tumor indications, including first-line advanced/recurrent endometrial cancer and first-line ovarian cancer.
In addition, under the collaboration, GSK is developing dostarlimab in combination with two other development programs from the GSK Agreement: cobolimab, an anti-TIM-3 antibody, and GSK40974386, an anti-LAG-3 antibody for multiple solid tumor indications. GSK is conducting a Phase 3 trial, COSTAR Lung, which is a randomized, open label 3-arm trial comparing cobolimab plus dostarlimab plus docetaxel to dostarlimab plus docetaxel to docetaxel alone in patients with advanced non-small-cell lung cancer (“NSCLC”) who have progressed on prior anti-PD-(L)1 therapy and chemotherapy.
In June 2021, GSK estimated potential peak annual global JEMPERLI sales on a non-risk adjusted basis of £1-£2 billion for currently approved indications and first-line use in endometrial and ovarian cancer only.

Our Product Candidates
The following table summarizes certain key information about our wholly-owned product candidates:
Our Strategy
We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. Our immune cell modulating antibodies, developed internally with our antibody research platform, modulate key nodes governing the body’s regulation of inflammation and autoimmunity. Dysregulated immune responses may result in abnormal and pathological inflammation in disorders with large and substantially underserved patient populations in the therapeutic areas of dermatology, rheumatology, gastroenterology, respiratory and neurology. The key elements of our strategy include:
•Enabling broad development of our immune cell modulator portfolio, including our checkpoint agonist programs, rosnilimab and ANB032, in indications including moderate-to-severe RA and AD, respectively.
•Generating in vitro and in vivo translational and clinical data to inform the potential differentiation of our molecules from in-class competitors and, relative to standard of care, treat patient populations most likely to have deeper and/or more durable responses by restoring immune balance.
•Facilitating the global commercialization of our checkpoint agonists while retaining rights in key therapeutic areas and/or commercial markets to enable us to become a fully integrated discovery, development and commercial organization.
•Continuing to leverage our research platform to generate potentially best-in-class antibodies against high-value immunological targets.
•Maximizing return on equity through execution against a multi-year capital and operating plan, including the potential for future royalty revenues from our GSK immuno-oncology collaboration and, where actionable, monetizing our legacy cytokine antagonist programs and enabling further external development and, potentially, commercialization.
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
Therapeutic antibodies are typically non-naturally occurring, or recombinant, antibodies specifically developed to treat human diseases by binding to certain proteins, and thereby modulating key biological processes. Therapeutic antibodies are injectable products that are typically dosed subcutaneously or intravenously, unlike synthetic chemistry-based “small molecule” therapeutics that may also be administered orally. Therapeutic antibodies have the following key features that we believe make them more predictable than small molecules:
•Fab Domain. Due to the relatively large size and complex nature of the antibody Fab domain, antibodies generally bind with high specificity to the desired therapeutic target and tend to exhibit less off-target binding to unrelated proteins, which lowers the risk of unintended biological side effects such as toxicity. Because target proteins are typically larger than antibody Fab domains, antibodies can be generated against a variety of specific binding epitopes on a given single protein, which can alter the functional activity of the protein. For example, antibodies binding to unique epitopes on a single target protein can act as antagonists or agonists of the natural target protein function.
•Fc Domain. The Fc domain of an antibody is the tail region that interacts with cell surface receptors called Fc receptors and some proteins of the complement system. In humans, there are five Fc domains referred to as isotypes (IgA, IgD, IgM, IgG, IgE) and numerous Fc receptors expressed on specialized immune cells. Many therapeutic antibodies are subtypes of the IgG isotype and are chosen specifically to limit or induce immune system activity for therapeutic purposes. Engagement of Fc domains by specific Fc receptors can modulate biological activity, for example, by clustering the target protein on the cell surface in an immune synapse, leading to modulation of the target protein activity and hence altering the function of the cell expressing the target protein. Specific Fc domain and Fc receptor interactions may also trigger killing of a cell, often referred to as “effector function” of the antibody, via cytotoxic mechanisms depending on the cell type bearing the Fc receptor. In some therapeutic settings, mutations can be made to the Fc domain to weaken or entirely abrogate Fc receptor interactions. In creating the most efficacious therapeutic antibody, an appropriate Fc domain is often utilized to avoid or induce immune system activity that contributes to its broader mechanism of action. We believe that therapeutic antibodies can be significantly de-risked preclinically for specificity, toxicology, pharmacokinetics, and modulation of immune system activity, which is not generally true for small molecule drugs.
•Pharmacokinetics and Dosing Frequency. As complex proteins, antibodies are metabolized and distributed differently than small molecules. Full length antibodies tend to exhibit serum half-lives of seven to 24 days in humans, leading to bi-weekly or monthly dosing as typical practice for therapeutic antibodies.
•Potency and Dose Quantities. Antibodies are typically highly potent in binding affinity to their desired target, with binding dissociation constants in the low nanomolar to picomolar range. Hence, antibodies tend to be dosed at low amounts (less than 1 gram quantities per course of therapy).
Limitations of Competing Antibody Technologies
Despite the promise of antibodies as a therapeutic modality, historically it has been difficult and time consuming to generate therapeutic-grade antibodies utilizing competing antibody discovery technologies. Such technologies have relied primarily on mouse immunization methodologies (such as wild-type or engineered mice), microbial antibody display libraries (such as phage or yeast cell display) or human B cell screening to generate antibodies against therapeutic targets of interest. We believe the key limitations of these competitive approaches include insufficient diversity, lack of functional activity selection, and low potency. Antibody discovery technologies are often not utilized in combination, or iteratively in combination, or utilized in the appropriate immunological setting that would be conducive to co-discovery of appropriate Fab and Fc domains that work together to accomplish more challenging therapeutic mechanisms of action, such as immune cell modulation.
Our Antibody Research Platform
Our innovative antibody research platform is designed to discover and optimize therapeutic antibodies that are tailored to modulate immune function, whether they may be antagonists or immune cell modulators. Discovery and optimization occurs first on the Fab domain of the antibody where we often utilize a technology that replicates the natural process of somatic hyper mutation (“SHM”) employed by the human immune system through the expression of a key enzyme called activation-induced cytidine deaminase, (“AID”). SHM is a critical, endogenous process that generates the essential antibody diversity required to develop a natural immune response to pathogens, expanding the limited diversity encoded within human genomes to billions of antibody specificities. By coupling in vitro SHM with our mammalian cell system that simultaneously displays and secretes antibodies, we believe SHM rapidly evolves in an iterative fashion the binding potency and function of antibodies to levels that we believe will be required for therapeutic use with high potency functional activity while simultaneously mitigating potential manufacturing liabilities.
In addition to optimizing the Fab domain of antibodies for therapeutic purposes using in vitro SHM, we also optimize the Fc domain of the antibody, when needed, to tailor it for specific activity. Appropriate Fc domains are utilized to reduce Fc receptor interactions or to optimize Fc receptor interactions, in combination with the Fab domain of the antibody, to specifically modulate immune cell function, engage effector function that kills specific targeted immune cells, or leverage a combination of both activities. We further optimize the overall antibody through humanization and removal of liabilities that could potentially affect the structure, stability, pharmacology, manufacturability or immunogenicity of the antibody.
Optimized antibodies are tested in an extensive suite of immune cell assays, using engineered cell lines, and more relevantly, primary human immune cells from healthy and diseased individuals that we believe most accurately recapitulates the conditions in which the antibody will need to have optimal activity in patients.
We believe that by combining the in vitro SHM discovery platform with an appropriate Fc domain, in combination with a suite of primary immune cell assays, and finally in vivo functional assessment, we effectively tailor antibody discovery to achieve a unique therapeutic benefit.
Collaborations
GlaxoSmithKline
In March 2014, we entered into a Collaboration and Exclusive License Agreement with GSK (the “GSK Agreement”) for the development and commercialization of therapeutic monospecific and bispecific antibodies that antagonize PD-1, TIM-3, LAG-3 and/or a fourth undisclosed checkpoint receptor. We received $17.0 million in upfront fees from GSK in March 2014, and in November 2014, we amended the agreement with GSK to include the development and commercialization of bispecific antibodies to another undisclosed target, for an additional upfront fee of $2.0 million. Both upfront fees were recognized over the same period that our research and development services for which we were reimbursed were performed, which was extended through December 31, 2016 by amendment of the GSK Agreement in February 2016.
For each of the targets under the GSK agreement, we are eligible to receive up to $273.0 million in milestone payments, which are comprised of $18.0 million for preclinical and clinical development milestone payments, $90.0 million upon certain regulatory events and $165.0 million upon worldwide commercial sales thresholds. In addition, GSK is obligated to pay us tiered royalties, ranging from 4% to 8%, for each product developed under the agreement, except in the case of JEMPERLI where the royalties payable will be 8% to 25% as described below, on annualized net sales of each antibody commercialized from the collaboration.
On October 23, 2020, we amended the GSK Agreement (the “2020 Amendment”). Under the 2020 Amendment, we were granted increased royalties upon sales of JEMPERLI (dostarlimab), an anti-PD-1 antagonist antibody under development by GSK for multiple oncological disorders, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion and from 12% up to 25% of Net Sales above $1.0 billion. The 2020 Amendment also provided for a one-time non-refundable cash payment of $60.0 million that we received in the fourth quarter of 2020. The $1.1 billion in cash milestone payments due under the GSK Agreement remain unchanged. Additionally, under the terms of the 2020 Amendment, GSK has agreed to certain diligence commitments with respect to the future development of JEMPERLI, and the parties have agreed to review such commitments under regular joint review committee meetings going forward.
In October 2021, we entered into the JEMPERLI Royalty Monetization Agreement (the “JEMPERLI Royalty Monetization Agreement”) with Sagard. Under the terms of the JEMPERLI Royalty Monetization Agreement, we received $250.0 million, upon closing in December 2021, in exchange for royalties payable to us under the GSK collaboration on annual global net sales of JEMPERLI below $1.0 billion, as well as certain milestone payments, starting in October 2021. The aggregate JEMPERLI royalties and certain future milestones to be received by Sagard under the JEMPERLI Royalty Monetization Agreement are capped at certain fixed multiples of the upfront payment based on time. For more information see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.

This GSK Agreement, as amended, expires when no further payments are due to us, unless earlier terminated. Either party may terminate the GSK Agreement, as amended, in the event of an uncured material breach by the other party. GSK may terminate the GSK Agreement, as amended, at any time upon 90 days’ prior written notice to us.
Under the GSK Agreement, a Biologics License Application (“BLA”) for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called JEMPERLI (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (dMMREC). In February 2023, the FDA granted full approval for this indication (from an accelerated approval). In addition, in April 2021 the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for JEMPERLI for use in women with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen. A second FDA approval was received in August 2021 for JEMPERLI in pan-deficient mismatch repair tumors (PdMMRT). JEMPERLI is currently in Phase 3 trials for various solid tumor indications, including first-line advanced/recurrent endometrial cancer and first-line ovarian cancer.
In addition, under the collaboration, GSK is developing dostarlimab in combination with two other development programs from the GSK Agreement: cobolimab, an anti-TIM-3 antibody, and GSK40974386, an anti-LAG-3 antibody for multiple solid tumor indications. GSK is conducting a Phase 3 trial, COSTAR Lung, which is a randomized, open label 3-arm trial comparing cobolimab plus dostarlimab plus docetaxel to dostarlimab plus docetaxel to docetaxel alone in patients with advanced NSCLC who have progressed on prior anti-PD-(L)1 therapy and chemotherapy.
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
In-Licensing Agreements License Agreement with UKRI
In 2006, we entered into an exclusive worldwide license agreement with the Medical Research Council, which has subsequently been acquired by United Kingdom Research and Innovation (“UKRI”), to obtain rights to multiple patents and patent applications relating to fundamental discoveries with respect to SHM and AID. We since amended this license agreement to include additional subject matter and reflect the change in ownership. Under the terms of the agreement (the “UKRI Agreement”), we obtained an exclusive, worldwide, sub-licensable license under specified patent rights to manufacture, use, sell and commercialize products and methods covered by such patents for all fields of use. We are responsible for prosecution of the licensed patents and the development of therapeutic products covered by the intellectual property.
We are responsible for paying UKRI an annual fee of $55,000. Additionally, for each product developed and commercialized under the UKRI Agreement, we are obligated to pay UKRI up to an additional $175,000 upon the achievement of specified development milestone events and up to an additional $275,000 upon the achievement of specified regulatory milestone events. In addition, we owe UKRI royalties at 0.25% of annual net sales for worldwide sales on a product-by-product at or below $750.0 million and 1% of annual net sales of products worldwide above $750.0 million, payable on a country-by-country basis until the expiration of the last licensed patent covering such product in such country. Under this license agreement, we have rights to 10 patents worldwide as of December 31, 2022.
Unless earlier terminated, the UKRI Agreement will expire upon expiration of all royalty payment obligations under the UKRI Agreement. Either party may terminate the UKRI Agreement in the event of an uncured material breach by the other party or upon the occurrence of specified bankruptcy events for the other party. We may terminate the UKRI Agreement upon 60 days’ notice to UKRI.

License Agreement with Millipore
In May 2009, we signed a non-exclusive research and commercial license agreement with Millipore Corporation, or Millipore, to obtain a non-exclusive license to patents and patent applications directed to the ubiquitous chromatin opening elements technology for the expression of proteins, particularly antibodies, generated by us, which license may be sublicensed to our contractors and partners. Under the terms of the agreement, (the “Millipore Agreement”), we are obligated to pay Millipore $87,500 in annual license fees, adjusted annually for inflation using the Consumer Price Index. Additionally, for each product developed and commercialized under the Millipore Agreement, we are obligated to pay Millipore up to an additional $750,000 upon the achievement of specified development milestone events and up to an additional $4.4 million upon the achievement of specified commercial milestone events. We do not owe Millipore any royalties on net sales of products commercialized under the Millipore Agreement.
Unless affirmatively terminated by one of the parties, the Millipore Agreement will continue in effect. Either party may terminate the Millipore Agreement in the event of an uncured material breach by the other party. We may terminate the Millipore Agreement upon 90 days’ notice to Millipore.
Intellectual Property
Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our technology platform, product candidates, novel biological discoveries, epitopes, new therapeutic approaches and potential indications, and other inventions that are important to our business. In total, our patent portfolio, including patents to our technology platform licensed from UKRI, as well as patents co-owned with GSK consisted of approximately 82 issued patents and 90 pending patent applications as of December 31, 2022.
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
The patent portfolios for our internal programs and platform technology are outlined below:
Rosnilimab
As of December 31, 2022, we owned 16 patent applications in various countries directed to the antibody sequence of rosnilimab and its variants, methods of use and related matters. We intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending applications could provide protection until June 2040.
ANB032
As of December 31, 2022, we owned one international (PCT) patent application and one U.S. provisional patent application directed to the antibody sequence of ANB032 and its variants, methods of use and related matters. We intend to prosecute the pending international patent application and file additional patent applications claiming priority to the U.S. provisional patent application, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from our pending applications, or other patent applications claiming priority thereto, could provide protection until April 2043.
ANB033
As of December 31, 2022, we owned one pending U.S. provisional patent application directed to the antibody sequence of ANB033 and its variants, methods of use and related matters. We intend to file additional patent applications claiming priority to the U.S. provisional patent application, and pursue patent issuance, in key commercial markets where significant product sales may occur. Patents that may issue claiming priority to our provisional patent application could provide protection until November 2043.
Imsidolimab
As of December 31, 2022, we owned 24 patents and patent applications in various countries directed to the antibody sequence of imsidolimab and its variants, methods of use and related matters. We intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that have issued or may issue from our pending applications could provide protection until May 2042.

Etokimab
As of December 31, 2022, we owned 17 patents and patent applications in various countries directed to the antibody sequence of etokimab and its variants, methods of use and related matters. We intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that have issued or may issue from our pending applications could provide protection until January 2035.
Dostarlimab (GSK4057190)
As of December 31, 2022, we owned or co-owned 24 patents and patent applications in various countries directed to the antibody sequence of GSK4057190 (dostarlimab), an anti-PD-1 antagonist, and its variants, methods of use and related matters. We intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that have issued or may issue from our pending applications could provide protection until June 2038.
Cobolimab (GSK4069889)
As of December 31, 2022, we owned or co-owned 23 patents and patent applications in various countries directed to the antibody sequence of GSK4069889 (cobolimab), an anti-TIM-3 antagonist, and its variants, methods of use and related matters. We intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that have issued or may issue from our pending applications could provide protection until November 2037.
GSK4074386
As of December 31, 2022, we owned or co-owned 37 patents and patent applications in various countries directed to the antibody sequence of GSK4074386, an anti-LAG-3 antagonist, and its variants, methods of use and related matters. We intend to prosecute our pending applications and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that have issued or may issue from our pending applications could provide protection until April 2038.
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
Other Intellectual Property Matters
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
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application related to the patent. A U.S. patent also may be accorded a patent term adjustment (“PTA”) under certain circumstances to compensate for delays in obtaining the patent from the U.S. Patent and Trademark Office (“USPTO”). In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non-provisional patent application related to the U.S. patent. In addition, the term of a U.S. patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.
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
Manufacturing
We must manufacture drug product for clinical trial use in compliance with current good manufacturing practices (“cGMP”). The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP requirements and FDA satisfaction before any product is approved and we can manufacture commercial products. Our third-party manufacturers will also be subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations.
Our internal manufacturing capabilities include non-cGMP antibody and reagent production using small scale quantities for characterization and in vitro and in vivo preclinical assessment of product candidates. We do not have and we do not currently plan to acquire or develop the facilities or capabilities to manufacture cGMP drug substance or filled drug product for use in human clinical trials.
We rely on third-party manufacturers to generate cGMP-grade cell lines and will rely on them to produce cGMP drug product required for our clinical trials, and we expect to continue to rely on third parties to manufacture clinical trial drug supplies for the foreseeable future. We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of investigational drug products. We have personnel with significant technical, manufacturing, analytical, quality, including cGMP, and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes. While our contract manufacturers have not yet produced commercially-approved cGMP batches of our product candidates, they have previously manufactured products for other companies in compliance with cGMP and have been previously inspected by regulatory authorities for compliance with cGMP standards. Similarly, our personnel have had experience with cGMP at previous positions.
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
For our anti-PD-1 agonist antibody program, our competitors include other anti-PD-1 agonist antibodies peresolimab (Eli Lilly) in Phase 2b development for the treatment of rheumatoid arthritis, JNJ-67484703 (Janssen) in Phase 2 development, a PD-1 agonist antibody (Boehringer Ingelheim) in Phase 1 development, PT627 and PT001 (Pandion Therapeutics, which has been acquired by Merck) in preclinical development, and MB151 (MiroBio, which has been acquired by Gilead) in preclinical development. Our competitors in moderate-to-severe rheumatoid arthritis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie), IL-6 (Actemra; Roche and Kevzara; Regeneron), CD-80/86 (Orencia; BMS), CD-20 (Rituxan; Roche), and janus kinase inhibitors (Rinvoq; AbbVie, Olumiant; Eli Lilly, and Xeljanz; Pfizer).
For our anti-BTLA agonist antibody program, our competitors include other anti-BTLA agonist antibodies LY3361237 (Eli Lilly) in Phase 2 development, which has demonstrated efficacy in treatment of systemic lupus erythematosus as measured by the cutaneous lupus erythematosus disease area and severity index (CLASI), and MB272 (MiroBio, in Phase 1 development which has been acquired by Gilead). Our competitors in moderate-to-severe atopic dermatitis include topical and oral corticosteroids, calcineurin inhibitors (Protopic; LEO Pharma and Elidel; Bausch Health), monoclonal antibodies targeting IL-4/13 (Dupixent; Regeneron/Sanofi), IL-13 (Adbry; LEO Pharma and lebrikizumab; Eli Lilly), IL-31 (nemolizumab; Galderma), OX-40L (amlitelimab; Sanofi), and janus kinase inhibitors (Rinvoq; AbbVie and abrocitinib; Pfizer).
For our anti-CD122 antagonist antibody program, our competitors include one other anti-CD122 antagonist antibody, auremolimab (Villaris Therapeutics, which has been acquired by Incyte), currently in preclinical development, and an anti-IL-15 monoclonal antibody, AMG 714 (Amgen), currently in Phase 2 development for the treatment of vitiligo.
For imsidolimab in the treatment of GPP, our competitors include one other anti-IL-36 receptor antibody called SPEVIGO or spesolimab (Boehringer Ingelheim), recently approved for GPP flares in adults.
Government Regulation and Product Approval
Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.
FDA approval process
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FDC Act”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDC Act, except the section of the FDC Act which governs the approval of new drug applications (“NDAs”). Biological products are approved for marketing under provisions of the Public Health Service Act (“PHSA”), via a BLA. However, the application process and requirements for approval of BLAs are similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
Biological product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application (“IND”), which must become effective before clinical testing may commence in the United States, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA premarket approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.
Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices (“GLPs”). The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational biologic to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practices (“GCPs”), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.
The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (“IRB”) for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.
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
After the FDA evaluates the BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter.  A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. As a condition of BLA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the biologic outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy.
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
Pediatric information
Under the Pediatric Research Equity Act (“PREA”), NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, the PREA does not apply to any biological product for an indication for which Orphan Drug Designation has been granted.
The Best Pharmaceuticals for Children Act (“BPCA”), provides sponsors of NDAs with an additional six-month period of market exclusivity for all unexpired patent or non-patent exclusivity on all forms of the drug containing the active moiety if the sponsor submits results of pediatric studies specifically requested by the FDA under BPCA within required timeframes. The BPCA provides sponsors of BLAs an additional six-month extension for all unexpired non-patent market exclusivity on all forms of the biological containing the active moiety pursuant to the BPCA if the conditions under the BPCA are met.
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

Biosimilars
The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), created an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of the U.S. Department of Health and Human Services (“HHS”) waives a required element. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The first biosimilar was approved by the FDA in 2015, and the first interchangeable product was approved in 2021.
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
FDA regulation of companion diagnostics
If use of an in vitro diagnostic is essential for safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. The review of an in vitro companion diagnostic in conjunction with the review of a biologic involves coordination of review by the FDA’s Center for Biologics Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. Pursuing FDA approval of an in vitro companion diagnostic would require us to obtain a premarket approval (“PMA”). The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $250,000 for most PMAs. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation (“QSR”), which imposes elaborate testing, control, documentation and other quality assurance requirements.
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
Other U.S. health care laws and compliance requirements
In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services (“CMS”), other divisions of the HHS (such as the Office of Inspector General), the U.S. Department of Justice (“DOJ”), and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, anti-kickback statutes, false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act (“HIPAA”), and similar state laws, each as amended, as applicable.
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
Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act (“ACA”) to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below).
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
We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
Healthcare reform
Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Recently, healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act (“IRA”), in August 2022, which will, among other things, allow the HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.
The Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act(“FCPA”), prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.
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
Europe / rest of world government regulation
In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the United Kingdom (“UK”) and countries in the EU, for example, a Clinical Trial Authorisation (“CTA”) must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
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
Australia
Conducting clinical trials for therapeutic drug candidates in Australia is subject to regulation by Australian governmental entities. Approval for inclusion in the Australian Register of Therapeutic Goods (the “ARTG”), is required before a pharmaceutical drug product may be marketed in Australia.
Typically, the process of obtaining approval of a new therapeutic drug product for inclusion in the ARTG requires compilation of clinical trial data. Clinical trials conducted using “unapproved therapeutic goods” in Australia, being those which have not yet been evaluated by the Therapeutic Goods Administration (the “TGA”), for quality, safety and efficacy must occur pursuant to either the Clinical Trial Notification (“CTN”), or Clinical Trial Exemption (“CTX”), process.

The CTN process broadly involves submission to a Human Research Ethics Committee (the “HREC”) of all material relating to the proposed clinical trial after completion of pre-clinical laboratory and animal testing. The institution or organization at which the clinical trial will be conducted (the “Approving Authority”) then gives the final approval for the conduct of the clinical trial at the site, having due regard to the advice from the HREC. After receiving final approval, CTN clinical trials cannot commence until the clinical trial has been notified to the TGA. Following approval, responsibility for all aspects of the trial conducted under a CTN application remains with the HREC of each investigator’s institution.
Under the CTX process a sponsor submits an application to conduct a clinical trial to the TGA for evaluation and comment and a sponsor cannot commence a CTX clinical trial until written advice has been received from the TGA regarding the application and approval for the conduct of the clinical trial has been obtained from an ethics committee and the institution at which the clinical trial will be conducted.
In each of the CTN or CTX process, it is required that adequate and well-controlled clinical trials demonstrate the quality, safety and efficacy of the therapeutic product, evidence is compiled which demonstrates that the manufacture of the therapeutic drug product complies with the principles of cGMP and manufacturing and clinical data is derived to submit to the Australian Committee on Prescription Medicines. The Australian Committee on Prescription Medicines then makes recommendations to the TGA and the TGA ultimately decides whether to include the therapeutic drug product in the ARTG.
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
The standards for clinical research in Australia are set by the TGA and the National Health and Medical Research Council, and compliance with GCP is mandatory. Guidelines, such as those promulgated by the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”), are required across all fields, including those related to pharmaceutical quality, nonclinical and clinical data requirements and study designs. The basic requirements for preclinical data to support a first-in- human study under ICH guidelines are applicable in Australia. Requirements related to adverse event reporting in Australia are similar to those required in other major jurisdictions.
Employees and Human Capital Resources
As of December 31, 2022, we had 96 full-time employees. Of these employees, 65 were primarily engaged in research and development activities and 23 held a doctorate degree such as an M.D., Ph.D., or PharmD. None of our employees are represented by a labor union or covered by collective bargaining agreements. We have never experienced a work stoppage and believe that we have good employee relations.
We view our diverse employee population and our culture as key to our success. Our company culture prioritizes learning, supports growth and empowers us to reach new heights. We recruit employees with the skills and training relevant to succeed and thrive in their functional responsibilities. We assess the likelihood that a particular candidate will contribute to the Company’s overall goals, and beyond their specifically assigned tasks. Depending on the position, our recruitment reach can be local as well as national. We provide competitive compensation and benefits that are tailored specifically to the needs and requests of our employees.
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
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC”). Our filings with the SEC are available free of charge on the SEC’s website at www.sec.gov and on our website under the “Investors” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
•We may not be successful in our efforts to expand our pipeline of product candidates and develop marketable products.
•We have recently commenced clinical development of rosnilimab and ANB032, and have no history of commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
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
•Political, economic or public health events, such as the COVID-19 pandemic, may have a material impact on the U.S. and global economies and could have a material adverse impact on our employees, contractors and patients, which could adversely and materially impact our business, financial condition and results of operations.
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
•We may not succeed in establishing and maintaining additional development and commercialization collaborations, including the development or out-licensing of our legacy product candidates, which could adversely affect our ability to develop and commercialize product candidates.
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
We are developing therapeutic antibodies, including our wholly-owned product candidates, as well as other programs that are being developed by our collaborators. However, all of our wholly-owned and most of partnered product candidates are in various stages of development, and, for a wide variety of reasons discussed below, may fail in development or suffer delays that adversely affect their commercial viability.
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
If our other ongoing or future clinical trials of any of our product candidates, including rosnilimab, ANB032, imsidolimab or ANB033, are unsuccessful, whether for one of the reasons mentioned above or otherwise, our product candidates may be delayed in development or fail entirely, which would have a material adverse impact on our business.
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
We have conducted various preclinical studies of our product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. Phase 2 and Phase 3 clinical trials with rosnilimab, ANB032 and imsidolimab are ongoing or planned. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, or to observe results in later stage clinical trials that are unexpected based on early clinical trials. Many product candidates fail in clinical trials despite promising preclinical and early clinical results. In addition, top-line results of a clinical trial, which generally reflect preliminary reviews of primary efficacy and/or safety results, do not necessarily predict final results, and any top-line findings or assessments are subject to change pending the completion of final data review procedures. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
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

We may not be successful in our efforts to expand our pipeline of product candidates and develop marketable products.
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. Our business depends on our successful development and commercialization of the limited number of internal product candidates we have in preclinical and early-stage clinical development. Even if we are successful in continuing to build our pipeline, development of the potential product candidates that we identify will require substantial investment in additional clinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, building a commercial organization, and significant marketing efforts before we generate any revenue from product sales. Furthermore, such product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we cannot successfully develop, partner and/or commercialize product candidates, we may not be able to obtain product or partnership revenue in future periods, which would adversely affect our business, prospects, financial condition and results of operations.
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
We have recently commenced clinical development of rosnilimab and ANB032, and have no history of commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
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
For our anti-PD-1 agonist antibody program, our competitors include other anti-PD-1 agonist antibodies peresolimab (Eli Lilly) in Phase 2b development for the treatment of rheumatoid arthritis, JNJ-67484703 (Janssen) in Phase 2 development, a PD-1 agonist antibody (Boehringer Ingelheim) in Phase 1 development, PT627 and PT001 (Pandion Therapeutics, which has been acquired by Merck) in preclinical development, and MB151 (MiroBio, which has been acquired by Gilead) in preclinical development. Our competitors in moderate-to-severe rheumatoid arthritis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie), IL-6 (Actemra; Roche and Kevzara; Regeneron), CD-80/86 (Orencia; BMS), CD-20 (Rituxan; Roche), and janus kinase inhibitors (Rinvoq; AbbVie, Olumiant; Eli Lilly, and Xeljanz; Pfizer).
For our anti-BTLA agonist antibody program, our competitors include other anti-BTLA agonist antibodies LY3361237 (Eli Lilly) in Phase 2 development, which has demonstrated efficacy in treatment of systemic lupus erythematosus as measured by the cutaneous lupus erythematosus disease area and severity index (CLASI), and MB272 (MiroBio, in Phase 1 development which has been acquired by Gilead). Our competitors in moderate-to-severe atopic dermatitis include topical and oral corticosteroids, calcineurin inhibitors (Protopic; LEO Pharma and Elidel; Bausch Health), monoclonal antibodies targeting IL-4/13 (Dupixent; Regeneron/Sanofi), IL-13 (Adbry; LEO Pharma and lebrikizumab; Eli Lilly), IL-31 (nemolizumab; Galderma), OX-40L (amlitelimab; Sanofi), and janus kinase inhibitors (Rinvoq; AbbVie and abrocitinib; Pfizer).
For our anti-CD122 antagonist antibody program, our competitors include one other anti-CD122 antagonist antibody, auremolimab (Villaris Therapeutics, which has been acquired by Incyte), currently in preclinical development, and an anti-IL-15 monoclonal antibody, AMG 714 (Amgen), currently in Phase 2 development for the treatment of vitiligo.
For imsidolimab in the treatment of GPP, our competitors include one other anti-IL-36 receptor antibody called SPEVIGO or spesolimab (Boehringer Ingelheim), recently approved for GPP flares in adults.
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
•restrictions on the use of our products, if approved, such as boxed warnings or contraindications in labeling or a REMS, if any, which may not be required of alternative treatments and competitor products;
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
The process of manufacturing biologics is complex, highly-regulated and subject to multiple risks, and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply or supply chain disruptions. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. We and our contract manufacturers must comply with cGMPs for the manufacturing of biologics used in clinical trials and, if approved, marketed products. Moreover, if the FDA determines that our manufacturer is not in compliance with FDA laws and regulations, including cGMPs, the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance.

Furthermore, all of our therapeutic antibodies are manufactured by starting with cells which are stored in a cell bank. We have one master cell bank for each antibody manufactured in accordance with cGMP and create multiple working cell banks to support cGMP manufacturing, and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks.
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
Political, economic or public health events, such as the COVID-19 pandemic, may have a material impact on the U.S. and global economies and could have a material adverse impact on our employees, contractors and patients, which could adversely and materially impact our business, financial condition and results of operations.
Political, economic, or public health events, such as the COVID-19 pandemic and related mitigation measures, have had, and may continue to have, an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which any political, economic or public health event impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.
Risks Related to Our Financial Position and Capital Needs
We have limited operating revenue and a history of operational losses and may not achieve or sustain profitability. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from sales of our product candidates.
We are an early-stage biotechnology company with a limited operating history. We have no approved products. To date, our revenue has been primarily derived from our GSK research collaboration and license agreement and royalty monetization agreements based on our GSK collaboration, and we are significantly dependent on such collaborators for the successful development of product candidates in these collaborations. Our ability to generate revenue and become profitable depends upon our ability, alone or with our collaborators, to successfully complete the development of our product candidates for our target indications and to obtain necessary regulatory approvals.
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. For the year ended December 31, 2022, our collaboration revenue was $10.3 million and our net loss was $128.7 million. As of December 31, 2022, we had an accumulated deficit of $450.5 million.

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
We are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability because of the numerous risks and uncertainties associated with product development. In addition, our expenses could increase significantly beyond expectations if we are required by the FDA or other regulatory authorities to perform studies or clinical trials in addition to those that we currently anticipate. Even if any of our product candidates, are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of any product candidate.
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
As a research and development company, our operations have consumed substantial amounts of cash since our inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue our discovery and preclinical development to identify new clinical candidates, and we and our collaborators conduct clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we incur additional costs associated with operating as a public company. We believe that our existing cash, cash equivalents and investments will fund our current operating plan, including our ongoing stock repurchase plan, for at least the next 12 months. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we continue to move our product candidates through preclinical studies, submit INDs or foreign equivalents and conduct clinical development, we may have adverse results requiring us to find new product candidates. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through collaboration agreements to continue development of our product candidates.
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
•the cost of recruiting and retaining key employees, including any search for a permanent replacement President and Chief Executive Officer, if applicable;
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

We have entered into collaboration with GSK to develop several of our product candidates. GSK has advanced multiple antibodies generated through our collaboration into clinical trials. If our collaboration with GSK were terminated, we may not receive all or any of the funding potentially coming from such collaboration, which could adversely affect our business or financial condition. Our operational obligations under each of our collaborations has ended.
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
We may not succeed in establishing and maintaining additional development and commercialization collaborations, including the development or out-licensing of our legacy product candidates, which could adversely affect our ability to develop and commercialize product candidates.
In addition to our current licensing arrangements, a part of our strategy is to enter into additional strategic product development and commercialization collaborations in the future, including collaborations to broaden and accelerate clinical development and potential commercialization of our product candidates, including our plans to develop and out-license our legacy product candidates, imsidolimab and etokimab. We may face significant competition in seeking appropriate development partners, and the negotiation process is time-consuming and complex. Moreover, we may not succeed in our efforts to establish collaborations or other alternative arrangements for any of our other existing or future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort, and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy or to be commercially viable. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into new collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.
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
Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the DOJ, the HHS Office of Inspector General, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the government. Additionally, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States.
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
In addition, the Biden Administration has indicated an intent to address prescription drug pricing and recent Congressional hearings have brought increased public attention to the costs of prescription drugs. For example, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the IRA, in August 2022, which will, among other things, allow the HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-

expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.
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
•HIPAA imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any health care benefit program or making false statements relating to health care matters;
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
State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the collection and use of health data in the EU is governed by the General Data Protection Regulation (“GDPR”), which became fully applicable in May 2018. The GDPR extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. The GDPR is complex, and guidance, interpretation and application under the GDPR are still developing. Failure to comply with the GDPR may result in substantial fines and other administrative penalties of up to the greater of €20 million or 4% of worldwide revenue. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. The pending EU ePrivacy Regulation is also expected to establish new requirements applicable to the handling of personal data and imposes penalties for non-compliance. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the European Economic Area to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. For example, in July 2016, the European Commission adopted the EU-U.S. Privacy Shield Framework (the “Privacy Shield Framework”), which replaced the prior U.S. Safe Harbor scheme. On July 16, 2020, the Court of Justice of the European Union issued a decision, known as Schrems II, that declared the Privacy Shield Framework invalid. The Schrems II decision also resulted in substantial additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of Europe. The European Commission has also adopted new standard contractual clauses that impose substantial additional obligations on the companies that wish to use the clauses as the basis for their data transfers. Following the UK’s exit from the European Union, the UK government transposed the General Data Protection Regulation into UK national law, thereby creating the “UK GDPR.” The UK made a number of technical changes to GDPR under the Data Protection, Privacy and Electronic Communications Regulation 2019. The UK Data Protection Act 2018 (“Data Protection Act”) also remains in place as a national data protection law that supplements UK GDPR. Additionally, California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, is now in effect as of January 1, 2023 with enforcement beginning on July 1, 2023, subject to regulations promulgated through a newly created enforcement agency called the California Privacy Protection Agency (“CPPA”). The CCPA provides California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed including by California residents’ employers. The CCPA and CPRA provide California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Comparable consumer privacy laws are set to take effect in 2023 in several other states. Generally, in recent years that has been a trend towards countries adopting stricter forms of data protection legislation, such as China’s Personal Information Protection Law, which went into effect in November 2021. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA and other U.S., EU and worldwide laws may impose onerous requirements on our business and, if our efforts to comply with such laws are not successful, our business could be adversely affected.
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
•purchases of our common stock by us pursuant to our ongoing stock repurchase program;
•changes in the structure of health care payment systems;
•market conditions in the biotechnology sector; and
•general economic uncertainty and capital markets disruptions, which have been substantially impacted by geopolitical instability due to the ongoing military conflict in Ukraine and rising interest rates and inflation.
In addition, the stock market in general, and the Nasdaq Global Select Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. We have been subject to securities litigation in the past, and any future securities litigation could result in substantial costs and a diversion of our management’s attention and resources. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.
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
The exclusive forum provisions in our organizational documents may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or employees, or the underwriters of any offering giving rise to such claim, which may discourage lawsuits with respect to such claims.
Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, or the underwriters of any offering giving rise to such claims, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, results of operations and prospects.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, including for all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While federal or other state courts may not follow the holding of the Delaware Supreme Court or may determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim, and may result in increased costs for a stockholder to bring such a claim, in a judicial forum of their choosing for disputes with us or our directors, officers, other employees or agents, which may discourage lawsuits against us and our directors, officers, other employees or agents.
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
We plan to use our federal and state net operating loss (“NOL”) carryforwards to offset current year taxable income from revenue generated from operations or corporate collaborations. However, our ability to use NOL carryforwards to offset taxable income in future years could be limited by the provisions of Section 382 of the US Internal Revenue Code of 1986, as amended (the “Code”), in the event a cumulative change in ownership of more than 50% over a three-year period occurs.
We plan to use our current year operating losses to offset taxable income from any revenue generated from operations or corporate collaborations. To the extent we have taxable income, we plan to use our NOL carryforwards to offset income that would otherwise be taxable. However, the benefits from the use of our NOL carryforwards may be impaired or limited under Section 382 of the Code, if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. Under legislative changes made by U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act, or the TCJA, the U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the ability to utilize such federal net operating losses to offset taxable income is limited to 80% of our taxable income before the deduction for such net operating loss carryovers. Our significant state NOLs were generated in the state of California, which provides a 20 year carry forward. State NOL carryforwards may be similarly limited by cumulative ownership changes. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation, and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.
As of December 31, 2022, we have federal NOLs of approximately $287.4 million. Of this, $53.1 million expire beginning December 31, 2029 through December 31, 2037, if not used to reduce income taxes payable in the future and $234.3 million carry forward indefinitely.
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
Our common stock has been listed on the Nasdaq Global Select market under the symbol “ANAB” since January 26, 2017. As of February 27, 2023, we had approximately 10 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.
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
Overview
We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. We are developing immune cell modulating antibodies, including two wholly owned checkpoint agonists in clinical-stage development, for autoimmune and inflammatory disease: rosnilimab, our PD-1 agonist, previously referred to as ANB030, in a planned Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”); and ANB032, our BTLA agonist, in a planned Phase 2b trial for the treatment of moderate-to-severe atopic dermatitis (“AD”). We also have other preclinical immune cell modulator candidates in our portfolio, including ANB033, an anti-CD122 antagonist antibody for the treatment of autoimmune and inflammatory diseases. In addition, we have two cytokine antagonists that we are exploring options for out-licensing: imsidolimab, our anti-IL-36R antibody, in a Phase 3 trial for the treatment of generalized pustular psoriasis (“GPP”), and etokimab, our anti-IL-33 antagonist that is Phase 2/3 ready. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immune-oncology, including an anti-PD-1 antagonist antibody (JEMPERLI (dostarlimab-gxly)), an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889) and an anti-LAG-3 antagonist antibody (GSK4074386). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK.
Our Wholly Owned Product Candidate Pipeline
Our immune cell modulating antibodies, including anti-inflammatory checkpoint agonists for PD-1 and BTLA, treat inflammatory disorders by down regulating immune responses mediated by multiple immune cell types including T-cells, B-cells, and dendritic cells. We believe these molecules have potential applicability across a broad range of autoimmune and inflammatory disorders including dermatology, rheumatology, gastroenterology, respiratory, and neurology therapeutic areas.
Rosnilimab
Rosnilimab is designed to suppress aberrant T cell driven inflammation by augmenting signaling through PD-1 or targeted depletion of PD-1+ T cells.
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
We announced positive top-line data from a healthy volunteer Phase 1 trial of rosnilimab in November 2021. A total of 144 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where single ascending dose (SAD) cohorts were administered single subcutaneous or intravenous (“IV”) doses of rosnilimab up to 600mg or placebo, while multiple ascending dose (MAD) cohorts received four weekly subcutaneous doses of rosnilimab ranging up to 400mg or placebo. Rosnilimab was generally well-tolerated and no dose limiting toxicities were observed. Two serious adverse events were reported in single dose cohorts, including obstructive pancreatitis in a placebo-dosed subject and COVID-19 infection in a rosnilimab-dosed subject leading to discontinuation. The COVID-19 infection was deemed unrelated to treatment. No serious adverse events were reported in subjects receiving multiple doses of rosnilimab or placebo. Rosnilimab demonstrated a favorable pharmacokinetic profile with an estimated two-week half-life for subcutaneous and IV routes of administration. Full PD-1 receptor occupancy was observed rapidly and was maintained for at least 30 days at or above 200mg following single subcutaneous rosnilimab doses. Rosnilimab pharmacodynamic activity demonstrated rapid and sustained reduction in the quantity and functional activity of PD-1+ T cells, which are known to be pathogenic drivers of inflammatory diseases. Conventional T (Tcon) cells (CD3+, CD25 low) PD-1+, which represented approximately 25% of peripheral T cells at baseline, were reduced by 50%, including in both CD4+ and CD8+ subsets, in a dose-dependent manner and in correlation with receptor occupancy. This effect was maximized on high-PD-1+ Tcon cells, which represented approximately 5% of peripheral T cells, with 90% reduction relative to baseline. Conversely, total T cells (CD3+), total Tcon cells (CD3+, CD25low) and total regulatory T (Treg) cells (CD3+, CD4+, CD25 bright, CD127-) were unchanged (<5% change from baseline), resulting in a consistent ratio of PD-1+ Tcon cells to total Treg cells post-treatment in healthy volunteers. No effect (<5% reduction from baseline) was observed on any of the aforementioned cell types in placebo-dosed subjects.
We plan to conduct a randomized placebo-controlled multi-hundred patient global Phase 2b trial assessing three dose levels of subcutaneously administrated rosnilimab in moderate-to-severe RA for approximately six months on well-established endpoints including ACR 20/50/70 and DAS28. We expect to initiate this trial in the third quarter of 2023 with top-line interim data anticipated by mid-year 2025. We also plan to conduct a second global Phase 2 trial, in an indication to be announced, with trial initiation anticipated by the end of 2023.
During the fourth quarter of 2021, we initiated AZURE, a randomized placebo-controlled 45-patient Phase 2 trial of rosnilimab in moderate-to-severe alopecia areata patients. We conducted an interim review of blinded data in December 2022 which demonstrated robust reductions in peripheral PD-1+ T cells, including PD-1 high T cells reduction of >80%, across blinded pooled rosnilimab patients and placebo patients, which is consistent with observations in the healthy volunteer Phase 1 trial of >90% in rosnilimab treated patients. The blinded data suggests rosnilimab administration was generally safe and well tolerated. Interim results suggest that target improvement in severity of alopecia tool (SALT) was not achieved potentially due to an inadequate tested dose level, limited duration of treatment, and/or complexity of disease biology including the hair growth cycle. Further development in alopecia areata will not be pursued. The unblinded final results will be available in second half of 2023.
ANB032
ANB032 is designed to augment BTLA signaling, which is broadly applicable to human inflammatory diseases associated with lymphoid and myeloid immune cell dysregulation. Genetic studies have demonstrated that BTLA pathway mutations increase human susceptibility to multiple autoimmune diseases and insufficient BTLA signaling can lead to dysregulated T or B cell responses and changes in the function of dendritic cells. BTLA modulates signaling of HVEM, governing HVEM’s interaction with its natural ligands, including LIGHT. Polymorphisms in BTLA or molecules in the BTLA pathway such as HVEM are associated with inflammatory diseases, including aberrant T cell activity, B cell activity and dysregulation of downstream humoral immune responses (IgE, IgG secretion). Similarly, BTLA knockout animals have spontaneous or enhanced severity of inflammatory disease, demonstrating aberrant T cell activity, B cell activity and dysregulation of pathogenic antibody responses upon immunization. ANB032 is anticipated to down-modulate the activity of T cells, B cells and dendritic cells via several potential mechanisms: BTLA agonistic activity, stabilization of the interaction of BTLA and HVEM in cis which prevents pro-inflammatory signaling mediated by HVEM ligands such as LIGHT, and abrogation of pro-inflammatory HVEM signaling mediated by BTLA in trans.
We announced positive top-line data from a healthy volunteer Phase 1 trial of ANB032, under a CTN, in April 2022. A total of 96 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where single ascending dose (SAD) cohorts received subcutaneous or IV single doses of ANB032 or placebo, while multiple ascending dose (MAD) cohorts received four weekly subcutaneous doses of ANB032 or placebo. ANB032 was generally well-tolerated and no dose limiting toxicities were observed. No serious adverse events were reported. ANB032 demonstrated a favorable pharmacokinetic profile with an estimated two-week half-life for subcutaneous and IV routes of administration. Full PD-1 receptor occupancy was observed rapidly and was maintained for at least 30 days.
In in vitro studies, ANB032 pharmacodynamic activity demonstrated inhibition of T cell proliferation and reduction in inflammatory cytokine secretion (Th1, Th2, Th17). While Th2 targeted therapies provide benefit to patients with chronic moderate-to-severe atopic dermatitis (AD), there is compelling evidence that AD is broader than a Th2 driven disease, as Th1, Th17 and other cell types, including dendritic cells contribute significantly to the pathogenesis. ANB032 inhibition of inflammatory Th1, Th2 and Th17 activity, and modulation of additional cell types such as B cells and dendritic cells, creates the potential for broader, deeper and more durable responses than more narrowly targeted interventions.
We plan to conduct a randomized placebo-controlled 160 patient Phase 2 trial assessing three dose levels of subcutaneously administrated ANB032 in moderate-to-severe AD for 12 weeks on well-established endpoints including EASI75 and IGA 0/1. We expect to initiate this clinical trial in the second quarter of 2023 with top-line interim data anticipated by the end of 2024.
ANB033

ANB033 targets CD122, the common beta subunit shared by the IL-15 and IL-2 receptors. IL-15 signaling mediates the survival and maintenance of tissue resident memory T cells (TRM). The presence of long-lived and persistent TRM has been shown to drive tissue-specific immune-mediated inflammation. TRM are present in the skin in dermatologic diseases, where defined borders of inflammation often recur. TRM are also observed in other tissue-specific inflammatory disorders including gastroenterology, rheumatology and respiratory. ANB033 is designed with an affinity to CD122 that inhibits IL-15 signaling, leading to death of pathogenic TRM cells in diseased tissue, with the potential to achieve and maintain remission of inflammation through the elimination of these disease-causing cells. In addition, ANB033 inhibits IL-2 signaling through the low affinity IL-2 receptor (comprised of CD122 and the common gamma subunit, CD132) expressed on T cells, while sparing regulatory T cells which express the high affinity IL-2 receptor (comprised of CD122, CD132 and the alpha receptor subunit for IL-2, CD25). This drives reduction of pathogenic T cell numbers while sparing or potentially enhancing regulatory T cell numbers. We anticipate submitting an IND for a Phase 1 clinical trial with ANB033 during the first half of 2024.
Imsidolimab
Imsidolimab inhibits the interleukin-36 receptor (IL-36R), and is being developed for the treatment of GPP. We completed a Phase 1 clinical trial in healthy volunteers, which was presented at the European Academy of Allergy and Clinical Immunology in 2018, where imsidolimab was well-tolerated, no dose-limiting toxicities were observed, and no serious adverse events were reported. In July 2020, the FDA granted Orphan Drug Designation for imsidolimab for the treatment of patients with GPP. We completed an open-label, multi-dose, single-arm Phase 2 clinical trial of imsidolimab in 8 GPP patients, also referred to as the GALLOP clinical trial, where top-line data through week 16 was presented at the European Academy of Dermatology and Venerology (EADV) Congress in October 2021.
We have initiated two Phase 3 trials for imsidolimab for GPP. The first, called GEMINI-1, will enroll approximately 45 moderate-to-severe GPP patients, each undergoing an active flare at baseline, which will be randomized equally to receive a single dose of 750mg IV imsidolimab, 300mg IV imsidolimab, or placebo. The primary endpoint of the Phase 3 program is the proportion of patients achieving clear or almost clear skin as determined by a GPPPGA score of zero or 1 at week 4 of GEMINI-1. Patients completing the GEMINI-1 trial will subsequently be enrolled in GEMINI-2, our second Phase 3 trial for imsidolimab in GPP, where they will receive monthly doses of 200mg subcutaneous imsidolimab or placebo depending upon whether they are responders, partial responders or non-responders to treatment under GEMINI-1. The objective of GEMINI-2 is to assess the efficacy and safety of imsidolimab after 3 years of monthly dosing. Top-line data from an interim analysis of GEMINI-1 is anticipated in the fourth quarter of 2023.
We announced in August 2022 that we intend to complete execution of our Phase 3 program in GPP and outl-icense imsidolimab prior to potential FDA approval.
Etokimab
Etokimab inhibits IL-33 function and acts upstream of key cell types involved in atopy and the subsequent release of Th2 cytokines. IL-33 is a pro-inflammatory cytokine that signals through the ST2 receptor, which multiple studies suggest serves as a central mediator of various immune responses leading to Th2-type inflammatory disorders, including asthma, COPD and atopic diseases. Individuals with asthma symptoms express higher levels of IL-33 than healthy control subjects. IL-33 initiates a diverse array of cellular immune responses, including the activation of mast cells, basophils and eosinophils, leading to production of downstream cytokines, such as IL-4, IL-5 and IL-13, which are associated with atopic diseases. IL-33 also acts on Th2 effector cells and Innate Lymphoid Cell Type 2 (ILC2), two types of white blood cells that initiate and orchestrate atopic responses. We have no ongoing clinical trials of etokimab and announced in January 2023 that etokimab is available to out-license.
Multiple Company-discovered antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with GSK.
Under the GSK Agreement, a Biologics License Application (“BLA”) for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called JEMPERLI (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (dMMREC). In February 2023, the FDA granted full approval for this indication (from an accelerated approval). In addition, in April 2021 the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for JEMPERLI for use in women with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen. A second FDA approval was received in August 2021 for JEMPERLI in pan-deficient mismatch repair tumors (PdMMRT). JEMPERLI is currently in Phase 3 trials for various solid tumor indications, including first-line advanced/recurrent endometrial cancer and first-line ovarian cancer.
In addition, under the collaboration, GSK is developing dostarlimab in combination with two other development programs from the GSK Agreement: cobolimab, an anti-TIM-3 antibody, and GSK40974386, an anti-LAG-3 antibody for multiple solid tumor indications. GSK is conducting a Phase 3 trial, COSTAR Lung, which is a randomized, open label 3-arm trial comparing cobolimab plus dostarlimab plus docetaxel to dostarlimab plus docetaxel to docetaxel alone in patients with advanced NSCLC who have progressed on prior anti-PD-(L)1 therapy and chemotherapy.
In June 2021, GSK estimated potential peak annual global JEMPERLI sales on a non-risk adjusted basis of £1-£2 billion for currently approved indications and first-line use in endometrial and ovarian cancer only. For more information about these collaborations, see “— Collaborations” included in Part I, Item 1 of this Annual Report.
As of December 31, 2022, we had an accumulated deficit of $450.5 million, primarily as a result of losses incurred since our inception in 2005. We expect to continue to incur net operating losses for at least the next several years as we advance our products through clinical development, seek regulatory approval, prepare for and, if approved, proceed to, commercialization, expand our operations and facilities and grow in new and existing markets, territories and industries.
For our discussion related to the results of our operations and liquidity and capital resources for fiscal year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Financial Overview
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through December 31, 2022, we have recognized $234.2 million in revenue from our collaborators.
Collaboration and Exclusive License Agreement with GSK
In March 2014, we entered into a Collaboration and Exclusive License Agreement with GSK (the “GSK Agreement”) for the development and commercialization of therapeutic monospecific and bispecific antibodies that antagonize PD-1, TIM-3, LAG-3 and/or a fourth undisclosed checkpoint receptor. We received $17.0 million in upfront fees from GSK in March 2014, and in November 2014, we amended the agreement with GSK to include the development and commercialization of bispecific antibodies to another undisclosed target, for an additional upfront fee of $2.0 million. Both upfront fees were recognized over the same period that our research and development services for which we were reimbursed were performed, which was extended through December 31, 2016 by amendment of the GSK Agreement in February 2016.
For each of the targets under the GSK agreement, we are eligible to receive up to $273.0 million in milestone payments, which are comprised of $18.0 million for preclinical and clinical development milestone payments, $90.0 million upon certain regulatory events and $165.0 million upon worldwide commercial sales thresholds. In addition, GSK is obligated to pay us tiered royalties, ranging from 4% to 8%, for each product developed under the agreement, except in the case of JEMPERLI where the royalties payable will be 8% to 25% as described below, on annualized net sales of each antibody commercialized from the collaboration.
On October 23, 2020, we amended the GSK Agreement (the “2020 Amendment”). Under the 2020 Amendment, we were granted increased royalties upon sales of JEMPERLI (dostarlimab), an anti-PD-1 antagonist antibody under development by GSK for multiple oncological disorders, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion and from 12% up to 25% of Net Sales above $1.0 billion. The 2020 Amendment also provided for a one-time non-refundable cash payment of $60.0 million that we received in the fourth quarter of 2020. The $1.1 billion in cash milestone payments due under the GSK Agreement remain unchanged. Additionally, under the terms of the 2020 Amendment, GSK has agreed to certain diligence commitments with respect to the future development of JEMPERLI, and the parties have agreed to review such commitments under regular joint review committee meetings going forward. From inception of the agreement through December 31, 2022, we have recognized $215.8 million in total revenue from GSK.
In October 2021, we entered into the JEMPERLI Royalty Monetization Agreement (the “JEMPERLI Royalty Monetization Agreement”) with Sagard. Under the terms of the JEMPERLI Royalty Monetization Agreement, we received $250.0 million, upon closing in December 2021, in exchange for royalties payable to us under the GSK collaboration on annual global net sales of JEMPERLI below $1.0 billion, as well as certain milestone payments, starting in October 2021. The aggregate JEMPERLI royalties and certain future milestones to be received by Sagard under the JEMPERLI Royalty Monetization Agreement are capped at certain fixed multiples of the upfront payment based on time.
Milestones under the GSK Agreement are as follows:

	Anti-PD-1 (JEMPERLI/Dostarlimab)		Anti-TIM-3 (GSK4069889A/Cobolimab)		Anti-LAG-3 (GSK40974386)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15	$1.0M	Q3'16
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16	$4.0M	Q2'17
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17	$3.0M	Q4'19
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	$5.0M	Q4'22	$5.0M	—
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	$5.0M	—	$5.0M	—
Filing of the first BLA(1) - first indication	$10.0M	Q1'20	$10.0M	—	$10.0M	—
Filing of the first MAA(2) - first indication	$5.0M	Q1'20	$5.0M	—	$5.0M	—
Filing of the first BLA - second indication	$10.0M	Q1'21	$10.0M	—	$10.0M	—
First BLA approval - first indication	$20.0M	Q2'21	$20.0M	—	$20.0M	—
First MAA approval - first indication	$10.0M	Q2'21	$10.0M	—	$10.0M	—
First BLA approval - second indication	$20.0M	Q3'21	$20.0M	—	$20.0M	—
Filing of the first MAA - second indication(3)	$5.0M	—	$5.0M	—	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—	$10.0M	—	$10.0M	—
First commercial sales milestone(3)	$15.0M	—	$15.0M	—	$15.0M	—
Second commercial sales milestone(3)	$25.0M	—	$25.0M	—	$25.0M	—
Third commercial sales milestone(3)	$50.0M	—	$50.0M	—	$50.0M	—
Fourth commercial sales milestone	$75.0M	—	$75.0M	—	$75.0M	—

Milestones recognized through December 31, 2022	$93.0M	—	$13.0M	—	$8.0M	—
Milestones that may be recognized in the future	$180.0M	—	$260.0M	—	$265.0M	—
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
In connection with the 2020 Amendment, in October 2020 GSK agreed, under the terms of a settlement agreement (the “GSK Settlement Agreement”), to pay us a royalty on all GSK net sales of Zejula starting January 1, 2021. Zejula is an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor, which has received U.S. and European approval for the maintenance treatment of adult patients with advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to first-line platinum-based chemotherapy, has been approved for certain other indications, and is under development for additional cancer indications as well. Under the GSK Settlement Agreement, the royalty is paid at a rate of 1% but is subject to reduction due to royalties paid to third parties, with a minimum royalty payable under the GSK Settlement Agreement of 0.5% of global net sales of Zejula. The current effective royalty rate is 0.5%. In September 2022, we signed a royalty monetization agreement (the “Zejula Royalty Monetization Agreement”) with a wholly-owned subsidiary of DRI Healthcare Trust (“DRI”) to monetize all of our future royalties on global net sales of Zejula under the GSK Settlement Agreement. Under the terms of the Zejula Royalty Monetization Agreement, we received $35.0 million in exchange for all royalties payable by GSK to us under the GSK Settlement Agreement on global net sales of Zejula starting in July 2022. In addition, under the Zejula Royalty Monetization Agreement, we are entitled to receive an additional $10.0 million payment from DRI if Zejula is approved by the FDA for the treatment of endometrial cancer on or prior to December 31, 2025.
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
The BMS Agreement provided for an upfront payment of $6.0 million from BMS, which we received in 2011, and recognized through 2014, milestone payments of up to $53.0 million per target, low single-digit royalties on net sales of antibodies against each target, and reimbursement of specified research and development costs. From inception of the agreement through December 31, 2022, we have recognized $10.0 million in total revenue from BMS.
There was no revenue recognized under this agreement during the years ended December 31, 2022 or 2021. Revenue was last recognized under this agreement in 2016.
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
Non-cash Interest Expense for the Sale of Future Royalties
Non-cash interest expense for the sale of future royalties consists of interest related to the liability for the sale of future royalties, as well as the amortization of debt issuance costs. We impute interest on the unamortized portion of the liability for the sale of future royalties using the effective interest method and record interest expense based on timing of the payments over the term of the Royalty Monetization Agreements. Our estimate of the interest rate under the arrangements is based on forecasted royalty and milestone payments expected to be made over the life of the agreements.
Interest Income
Interest income consists primarily of interest earned on our short-term and long-term investments and is recognized when earned.
Net Operating Loss and Research and Development Tax Credit Carryforwards
Since inception, we have accumulated net operating losses (“NOLs”) in all years except December 31, 2022, 2015 and 2014, in which we generated taxable income primarily attributable to our collaboration agreement with GSK in 2014 and 2015, and our Zejula Royalty Monetization Agreement and the requirement to capitalize and amortize R&D expenditure for tax purposes in 2022. While we utilized NOLs in 2022, 2015 and 2014, we continue to incur losses and therefore continue to have a valuation allowance against our net deferred tax assets due to the uncertainty of the realization of such assets.
As of December 31, 2022, we had federal and state NOL carryforwards of $287.4 million and $69.6 million, respectively. The federal and state NOLs generated prior to 2018 will begin to expire in 2029 and 2028, respectively, unless previously utilized. The federal NOL includes $234.3 million of net operating losses generated in 2018 and after. Federal net operating losses generated in 2018 and after carryover indefinitely and may generally be used to offset up to 80% of future taxable income. As of December 31, 2022, we had federal and California research tax credit carryforwards of approximately $6.1 million and $12.2 million, respectively. The federal research tax credit carryforwards will begin to expire in 2041 and the California research tax credits carryforward indefinitely.
The above NOL carryforward and the federal and state research tax credit carryforwards may be subject to an annual limitation under section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions if we experience one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. In September 2015, we completed a Section 382 analysis through December 31, 2014 and determined that there was an ownership change in 2007 that may limit the utilization of approximately $5.3 million and $5.4 million in federal and state NOLs, respectively, and $0.2 million in both federal and state research tax credits. We subsequently extended the analysis period of the study through December 31, 2022, noting ownership changes on January 31, 2017 and March 8, 2021. To reflect the impact of the January 31, 2017 and March 8, 2021 ownership changes, we reduced federal research credit carryforwards by approximately $15.0 million. Our use of federal and state NOLs and research credits could be limited further by the provisions of Section 382 of the Code of 1986, as amended, depending upon the timing and amount of additional equity securities that we have issued or will issue. State NOL carryforwards may be similarly limited. If a change in ownership were to have occurred, NOL and tax credits carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by ownership changes, if any, will not impact our effective tax rate.
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

Sale of Future Royalties
We treated the sale of future revenue from the JEMPERLI Royalty Monetization Agreement with Sagard and the Zejula Royalty Monetization Agreement with DRI LLP as a liability related to the sale of future royalties on the balance sheet. The recorded the upfront proceeds, net of transaction costs, will be amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability and the related interest expense are based on our current estimates of future royalties and certain milestones expected to be paid over the life of the agreement. We will periodically assess the expected royalty and milestone payments and to the extent our future estimates or timing of such payments are materially different than our previous estimates, we will prospectively recognize related interest expense. Royalty revenue will be recognized as earned on net sales of JEMPERLI and Zejula, and we will record the royalty payments made as a reduction of the liability when paid. As such payments are made, the balance of the liability will be effectively repaid over the life of the JEMPERLI Royalty Monetization Agreement and the Zejula Royalty Monetization Agreement. For further discussion of the sale of future revenue, refer to Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
For further information on recently issued accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Results of Operations
Collaboration Revenue
Collaboration revenue was $10.3 million compared to $63.2 million for the years ended December 31, 2022 and 2021, respectively. A comparison of collaboration revenue is as follows:

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2022	2021
GSK Milestones	$5,000	$60,000	$(55,000)
GSK Royalty Revenue	5,287	3,175	2,112
Total collaboration revenue	$10,287	$63,175	$(52,888)
Collaboration revenue during the year ended December 31, 2022 decreased $52.9 million compared to the year ended December 31, 2021 primarily due to one milestone earned and recognized in 2022 as compared to four milestones earned and recognized in 2021, partially offset by an increase of $2.1 million in royalty revenue.
We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Research and Development Expenses
Research and development expenses were $88.8 million during the year ended December 31, 2022 compared to $98.5 million during the year ended December 31, 2021, for a decrease of approximately $9.7 million. The decrease is primarily attributable to a $6.8 million decrease in outside services for preclinical and manufacturing expenses, a $4.7 million decrease in clinical expenses, partially offset by a $1.7 million increase in salaries and related expenses, including stock compensation expense, and a $0.1 million increase in other research and development expenses.
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

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2022	2021
External Costs
Imsidolimab	$38,812	$50,095	$(11,283)
Rosnilimab	7,794	7,830	(36)
ANB032	3,866	6,628	(2,762)
Etokimab	409	(1,681)	2,090
Preclinical and other unallocated costs	13,135	12,695	440
Total External Costs	$64,016	$75,567	$(11,551)
Internal Costs	24,782	22,929	1,853
Total Costs	$88,798	$98,496	$(9,698)
General and Administrative Expenses
General and administrative expenses were $36.6 million during the year ended December 31, 2022 compared to $21.5 million during the year ended December 31, 2021, for an increase of approximately $15.1 million. The increase is primarily due to a $13.5 million increase in personnel costs, including $11.1 million in stock compensation expense, a $0.9 million increase in market research cost, and a $0.8 million increase in other general and administrative expense, partially offset by a $0.1 million decrease in insurance and legal expense.
We expect that our general and administrative expenses will increase for the foreseeable future as we incur costs associated with being a publicly traded company, including stock compensation expense, legal, auditing and filing fees, additional insurance premiums, investor relations expenses and general compliance and consulting expenses. We also expect our intellectual property related legal expenses, including those related to preparing, filing, prosecuting and maintaining patent applications, to increase as our intellectual property portfolio expands.
Non-cash Interest Expense for the Sale of Future Royalties
Interest expense was $21.1 million during the year ended December 31, 2022 compared to $1.5 million during the year ended December 31, 2021. The increase in interest expense during the period is directly related to the non-cash interest expense accrued on the liability related to the sale of future royalties, of which we had a full year of expense during 2022 as compared to one month of expense during 2021. We also had an additional sale of future royalties in 2022 compared to 2021.
Interest Income
Interest income was $7.6 million during the year ended December 31, 2022 compared to $0.4 million during the year ended December 31, 2021. The increase in interest income was primarily related to our short-term and long-term investments, the balance of which increased during the periods. The increase in interest income is also attributable to higher interest rates during the year ended December 31, 2022.
Liquidity and Capital Resources
From our inception through December 31, 2022, we have received an aggregate of $1.2 billion to fund our operations, which included $634.7 million from the sale of equity securities, $285.0 million from the sale of future royalties, $234.2 million from our collaboration agreements and $19.1 million from venture debt. As of December 31, 2022, we had $584.2 million in cash, cash equivalents and investments.
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
In September 2022, we signed the Zejula Royalty Monetization Agreement with DRI. Pursuant to this transaction we received a $35.0 million payment in exchange for all royalties payable by GSK to us under the GSK Settlement Agreement on global net sales of Zejula starting in July 2022. We treated the sale of future revenue from the Zejula Royalty Monetization Agreement with DRI as debt, which will be amortized under the effective interest rate method over the estimated life of the related expected royalty stream. We recorded the upfront proceeds of $35.0 million, net of $0.2 million of transaction costs, as a liability related to the sale of future revenue. The liability and the related interest expense are based on our current estimates of future royalties expected to be paid over the life of the agreement. We will periodically assess the expected royalty and milestone payments and to the extent our future estimates or timing of such payments are materially different than our previous estimates, we will prospectively recognize related interest expense. Royalty Monetization Agreement. Royalty revenue will be recognized as earned on net sales of Zejula, and we will record the royalty payments to DRI as a reduction of the liability when paid. As such payments are made to DRI, the balance of the liability will be effectively repaid over the life of the Zejula Royalty Monetization Agreement. For further discussion of the sale of future revenue, refer to Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
In December 2021, we entered into an Open Market Sales Agreement with Jefferies LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $150.0 million through Jefferies LLC as our sales agent. This agreement was terminated effective November 8, 2022.
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
Additionally, on January 13, 2023, our board of directors authorized a stock repurchase program, whereby we may purchase up to $50.0 million in shares of our common stock, or the Repurchase Program. The Repurchase Program may be carried out at the discretion of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, or other means in accordance with Rule 10b5-1 of the Exchange Act and Rule 10b-18 of the Exchange Act. The Repurchase Program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the Repurchase Program.
Cash, cash equivalents and investments totaled $584.2 million as of December 31, 2022, compared to $615.2 million as of December 31, 2021. We believe that our existing cash, cash equivalents and investments will fund our current operating plan, including the Repurchase Program, for at least the next twelve months from the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(73,593)	$(45,920)
Investing activities	(394,845)	38,835
Financing activities	44,017	252,298
Net (decrease) increase in cash and cash equivalents	$(424,421)	$245,213
Operating Activities
Net cash used in operating activities during the year ended December 31, 2022 was $73.6 million, primarily due to our net loss of $128.7 million, adjusted for addbacks for non-cash items of $46.8 million which includes stock-based compensation, amortization of operating right-of-use assets and liabilities, non-cash interest expense, and income from marketable securities and increases in working capital of $8.3 million.
Net cash used in operating activities during the year ended December 31, 2021 was $45.9 million, primarily due to our net loss of $57.8 million, adjusted for addbacks for non-cash items of $19.3 million which includes stock-based compensation, amortization of operating right-of-use assets and liabilities, non-cash interest expense, and income from marketable securities and decreases in working capital of $7.4 million.
Investing Activities
Cash used in investing activities during the year ended December 31, 2022 was $394.8 million, primarily due to the sale and maturities of investments of $408.0 million, offset by the acquisition of investments of $802.5 million and the purchases of property and equipment of approximately $0.3 million.
Cash provided by investing activities during the year ended December 31, 2021 was $38.8 million, primarily due to the sale and maturities of investments of $158.8 million, offset by the acquisition of investments of $118.7 million and the purchases of property and equipment of $1.3 million.
Financing Activities
Cash provided by financing activities during the year ended December 31, 2022 was $44.0 million, primarily related to $35.0 million received for the sale of future royalties, $11.8 million proceeds received from the issuance of common stock, offset by $2.5 million for repayments of the liability for the sale of future royalties and $0.3 million for payments of issuance costs related to the sale of future royalties.
Cash provided by financing activities during the year ended December 31, 2021 was $252.3 million, primarily related to $250.0 million received for the sale of future royalties, and $2.6 million proceeds received from the issuance of common stock, offset by $0.3 million for payments of issuance costs related to the sale of future royalties.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. As of December 31, 2022, our investment portfolio includes cash, cash equivalents, and investments of $584.2 million that earn interest at market rates. Our investments held during the year were comprised of highly rated instruments such as, money market funds, commercial paper and debt instruments of financial institutions, corporations, and obligations issued by the U.S. government-sponsored agencies and U.S. Treasury. As of December 31, 2022, the majority of these instruments had a maturity of less than a year. A hypothetical increase or decrease of 100 basis points on the interest rates of our investments would not have a material effect on the fair value of our investment portfolio and any losses would only be realized if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
We conduct a portion of our business with CROs in currencies other than our U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the euro, British pound, Australian dollar, and Canadian dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income. We do not hedge our foreign currency exchange rate risk, however, we may do so in the future. As of December 31, 2022, we had no material accounts payable or receivable denominated in foreign currencies, and a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Inflation Risk
Inflation generally affects us by increasing our clinical trial and other operational costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2022, 2021 or 2020.

Item 8. Consolidated Financial Statements and Supplementary Data
AnaptysBio, Inc.
Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AnaptysBio, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AnaptysBio, Inc. and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
The following are the primary procedures we performed to address this critical audit matter. On a sample basis, we examined contracts, invoices, and third-party confirmations and compared them to the assumptions and inputs that are described above. We also examined certain invoices received after December 31, 2022 and evaluated whether services received prior to December 31, 2022 were included in the Company’s estimate of costs incurred as of December 31, 2022.
/s/ KPMG LLP
We have served as the Company’s auditor since 2009.
San Diego, California
March 1, 2023

AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$71,308	$495,729
Receivables from collaborative partners	1,419	876
Short-term investments	369,933	52,368
Prepaid expenses and other current assets	4,545	4,903
Total current assets	447,205	553,876
Property and equipment, net	2,089	2,283
Operating lease right-of-use assets	17,898	19,558
Long-term investments	142,935	67,097
Other long-term assets	256	256
Total assets	$610,383	$643,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,784	$1,741
Accrued expenses	21,633	12,853
Current portion of operating lease liability	1,637	1,505
Total current liabilities	26,054	16,099
Liability related to sale of future royalties	304,413	251,093
Operating lease liability, net of current portion	17,813	19,450
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 28,513 shares and 27,647 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	29	28
Additional paid in capital	717,797	678,575
Accumulated other comprehensive loss	(5,246)	(422)
Accumulated deficit	(450,477)	(321,753)
Total stockholders’ equity	262,103	356,428
Total liabilities and stockholders’ equity	$610,383	$643,070

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Collaboration revenue	$10,287	$63,175	$75,000
Operating expenses:
Research and development	88,798	98,496	80,025
General and administrative	36,643	21,493	18,854
Total operating expenses	125,441	119,989	98,879
Loss from operations	(115,154)	(56,814)	(23,879)
Other (expense) income, net:
Interest income	7,550	431	3,959
Non-cash interest expense for the sale of future royalties	(21,108)	(1,450)	—
Other income (expense), net	12	37	(11)
Total other (expense) income, net	(13,546)	(982)	3,948
Loss before income taxes	(128,700)	(57,796)	(19,931)
Provision for income taxes	(24)	—	—
Net loss	(128,724)	(57,796)	(19,931)
Other comprehensive loss:
Unrealized loss on available for sale securities	(4,824)	(418)	(342)
Comprehensive loss	$(133,548)	$(58,214)	$(20,273)
Net loss per common share:
Basic and diluted	$(4.57)	$(2.11)	$(0.73)
Weighted-average number of shares outstanding:
Basic and diluted	28,165	27,431	27,302

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2020	27,255	$27	$648,669	$338	$(244,026)	$405,008
Issuance of common stock from exercises of options	101	—	497	—	—	497
Stock-based compensation	—	—	11,499	—	—	11,499
Comprehensive loss	—	—	—	(342)	—	(342)
Net loss	—	—	—	—	(19,931)	(19,931)
Balance, December 31, 2020	27,356	27	660,665	(4)	(263,957)	396,731
Issuance of common stock from exercises of options and employee stock purchase plan	291	1	2,563	—	—	2,564
Stock-based compensation	—	—	15,347	—	—	15,347
Comprehensive loss	—	—	—	(418)	—	(418)
Net loss	—	—	—	—	(57,796)	(57,796)
Balance, December 31, 2021	27,647	28	678,575	(422)	(321,753)	356,428
Issuance of common stock from exercises of options and employee stock purchase plan	866	1	11,866	—	—	11,867
Stock-based compensation	—	—	27,356	—	—	27,356
Comprehensive loss	—	—	—	(4,824)	—	(4,824)
Net loss	—	—	—	—	(128,724)	(128,724)
Balance, December 31, 2022	28,513	$29	$717,797	$(5,246)	$(450,477)	$262,103

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(128,724)	$(57,796)	$(19,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	675	619	559
Stock-based compensation	27,356	15,347	11,499
Accretion/amortization of investments, net	(2,507)	493	461
Amortization of right-of-use assets – operating	1,660	1,471	1,058
Non-cash interest expense	21,108	1,450	—
(Gain) loss on disposal of property and equipment, net of gain on lease termination	—	(15)	26
Changes in operating assets and liabilities:
Receivables from collaborative partners	(543)	(876)	—
Prepaid expenses and other assets	(813)	(1,801)	1,048
Accounts payable and other liabilities	9,700	(4,740)	(7,694)
Operating lease liabilities	(1,505)	(72)	(1,183)
Net cash used in operating activities	(73,593)	(45,920)	(14,157)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(802,503)	(118,662)	(194,927)
Sales and maturities of investments	408,016	158,848	289,971
Proceeds from the sale of property and equipment	—	15	—
Purchases of property and equipment	(358)	(1,366)	(569)
Net cash (used in) provided by investing activities	(394,845)	38,835	94,475
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	11,827	2,553	496
Proceeds from the sale of future royalties	35,000	250,000	—
Payments on notes payable	—	—	(1,375)
Repayment of liability for sale of future royalties	(2,474)	—	—
Payments for issuance costs related to the sale of future royalties	(336)	(255)	—
Net cash provided (used in) by financing activities	44,017	252,298	(879)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(424,421)	245,213	79,439
Cash, cash equivalents and restricted cash, beginning of period	495,729	250,516	171,077
Cash, cash equivalents and restricted cash, end of period	$71,308	$495,729	$250,516
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$—	$4
Non-cash investing and financing activities:
Leased assets obtained in exchange for operating lease liabilities	$—	$20,685	$—
Amounts accrued for property and equipment	$154	$31	$279
Receivable related to issuance of common stock, upon exercise of stock options	$40	$11	$—
Amounts accrued for issuance costs related to the sale of future royalties	$80	$102	$—

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.
Notes to Consolidated Financial Statements
1. Description of the Business
AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. We are developing immune cell modulating antibodies, including two wholly owned checkpoint agonists in clinical-stage development, for autoimmune and inflammatory disease: rosnilimab, our PD-1 agonist, previously referred to as ANB030, in a planned Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”); and ANB032, our BTLA agonist, in a planned Phase 2b trial for the treatment of moderate-to-severe atopic dermatitis (“AD”). We also have other preclinical immune cell modulator candidates in our portfolio, including ANB033, an anti-CD122 antagonist antibody for the treatment of autoimmune and inflammatory diseases. In addition, we have two cytokine antagonists that we are exploring options for out-licensing: imsidolimab, our anti-IL-36R antibody, in a Phase 3 trial for the treatment of generalized pustular psoriasis (“GPP”), and etokimab, our anti-IL-33 antagonist that is Phase 2/3 ready. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immune-oncology, including an anti-PD-1 antagonist antibody (JEMPERLI (dostarlimab-gxly)), an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889) and an anti-LAG-3 antagonist antibody (GSK4074386). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK.
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
Long Lived Assets
Long-lived assets, consisting of property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. No impairment charges were recorded during the years ended December 31, 2022, 2021, or 2020.
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
Liability Related to the Sale of Future Royalties
We treat the liability related to the sale of future royalties as debt, amortized under the effective interest rate method over the estimated life of the JEMPERLI Royalty Monetization Agreement and the Zejula Royalty Monetization Agreement. See Note 5. The amortization of the liability related to the sale of future revenue is based on our current estimates of future royalty payments. Royalty and milestone revenue will be recognized as earned and the payments made will be recorded as a reduction of the liability when paid.
Debt Issuance Costs
Debt issuance costs related to a recognized debt liability are deferred and amortized over the term of the debt using the effective interest method. These costs are recorded as a direct reduction to the carrying value of the debt on the balance sheet and the amortization expense is included in non-cash interest expense in the statement of operations.
Non-Cash Interest Expense on the Liability Related to the Sale of Future Royalties
The total threshold of royalties paid, less the net proceeds received will be recorded as non-cash interest expense over the life of the liability. We impute interest on the unamortized portion of the liability using the effective interest method and record expense based on the timing of payments received over the term of the JEMPERLI Royalty Monetization Agreement and the Zejula Royalty Monetization Agreement. Over the course of the agreement, the actual interest rate will be affected by the timing of royalty and milestone payments made and changes in the forecasted revenue.
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

Royalty Revenue
We receive royalty revenue on sales by our partners of products covered by patents or contract rights that we own and net sales of their approved drugs, where we have concluded the license is the predominant item to which the royalties relate. We do not have future performance obligations under these license arrangements. We generally satisfy our obligation to grant intellectual property rights on the effective date of the contract. However, we apply the royalty recognition constraint required under the guidance for sales-based royalties, which requires a sales-based royalty to be recorded when the underlying sale occurs. Therefore, royalties on sales of products commercialized by our partners are recognized in the quarter the product is sold. Our partners generally report sales information to us on a quarter lag. Thus, we estimate the expected royalty proceeds based on an analysis of our partners’ historical experience including their publicly announced sales. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter. As of December 31, 2022, there have not been material differences between actual and estimated royalty revenues.
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
Each Restricted Stock Unit (“RSU”) represents one equivalent share of our common stock to be issued after satisfying the applicable continued service-based vesting criteria over a specified period. The fair value of these RSUs is based on the closing price of our common stock on the date of the grant. We measure compensation expense over the expected vesting period on a straight-line basis.
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
The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Year Ended December 31,
(in thousands)	2022	2021	2020
Options to purchase common stock	3,602	3,631	2,901
Restricted stock units	375	—	—
Total	3,977	3,631	2,901
Recent Accounting Pronouncements
We have implemented all new accounting pronouncements that are in effect and may have an impact on our consolidated financial statements. Unless otherwise discussed, we believe the impact of any recently issued pronouncements, not yet effective will not have a material impact on our consolidated financial statements.

3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	December 31, 2022	December 31, 2021
Laboratory equipment	$5,869	$5,683
Office furniture and equipment	1,593	1,319
Leasehold improvements	203	203
Property and equipment, gross	7,665	7,205
Less: accumulated depreciation and amortization	(5,576)	(4,922)
Total property and equipment, net	$2,089	$2,283
 Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	December 31, 2022	December 31, 2021
Accrued compensation and related expenses	$5,379	$4,177
Accrued professional fees	607	569
Accrued research and development expenses	15,351	7,953
Other	296	154
Total accrued expenses	$21,633	$12,853

4. Collaborative Research and Development Agreements
GlaxoSmithKline Collaboration
In March 2014, we entered into a Collaboration and Exclusive License Agreement (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GlaxoSmithKline (Tesaro and GlaxoSmithKline are hereinafter referred to, collectively, as “GSK”). Under the terms of the GSK Agreement, we agreed to perform certain discovery and early preclinical development of therapeutic antibodies with the goal of generating immunotherapy antibodies for subsequent preclinical, clinical, regulatory, and commercial development to be performed by GSK. Under the terms of the GSK Agreement, GSK paid an upfront license fee of $17.0 million in March 2014 and agreed to provide funding to us for research and development services related to antibody discovery programs for three specific targets. In November 2014, Amendment No. 1 to the GSK Agreement was agreed by both parties to add an additional antibody discovery program for an upfront license fee of $2.0 million. Currently, under the GSK Agreement, GSK is developing JEMPERLI (dostarlimab), an anti-PD-1 antagonist antibody, as a monotherapy and in combination with additional therapies, for various solid tumor indications. In addition, under the collaboration, GSK is developing dostarlimab in combination with two other development programs from the GSK Agreement: cobolimab, an anti-TIM-3 antibody, and GSK40974386, an anti-LAG antibody, for various solid tumor indications.
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
    As of December 31, 2022, the transaction price for the GSK Agreement and Amendment includes the upfront payment, research reimbursement revenue, one-time payment associated with the Amendment, and milestones and royalties earned to date, which are allocated in their entirety to the single performance obligation.
We earned and recognized $5.3 million in royalty revenue during the year ended December 31, 2022 related to GSK’s net sales of Zejula and JEMPERLI during the period based on estimates or actual GSK’s sales historical experience. Of the royalty revenue recognized, $2.3 million is JEMPERLI non-cash revenue related to the JEMPERLI Royalty Monetization Agreement, $1.6 million is Zejula revenue prior to the Zejula Royalty Monetization Agreement and $1.4 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement, see Note 5. We earned and recognized $3.2 million in royalty revenue during the year ended December 31, 2021 related to GSK’s net sales of Zejula and JEMPERLI during the period based on estimates or actual GSK’s sales historical experience. Of the royalty revenue recognized, $0.2 million is JEMPERLI non-cash revenue related to the JEMPERLI Royalty Monetization Agreement and the remaining is Zejula and JEMPERLI revenue prior to the royalty monetization agreements. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter. There was no royalty revenue recognized during the year ended December 31, 2020. All royalty revenue related to Zejula global net sales starting July 2022, will be paid directly to a wholly-owned subsidiary of DRI Healthcare Trust pursuant to the Zejula Royalty Monetization Agreement, see Note 5.
We earned and recognized one clinical milestone for $5.0 million during the year ended December 31, 2022. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones under the GSK Agreement are as follows:

	Anti-PD-1 (JEMPERLI/Dostarlimab)		Anti-TIM-3 (GSK4069889A/Cobolimab)		Anti-LAG-3 (GSK40974386)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15	$1.0M	Q3'16
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16	$4.0M	Q2'17
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17	$3.0M	Q4'19
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	$5.0M	Q4'22	$5.0M	—
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	$5.0M	—	$5.0M	—
Filing of the first BLA(1) - first indication	$10.0M	Q1'20	$10.0M	—	$10.0M	—
Filing of the first MAA(2) - first indication	$5.0M	Q1'20	$5.0M	—	$5.0M	—
Filing of the first BLA - second indication	$10.0M	Q1'21	$10.0M	—	$10.0M	—
First BLA approval - first indication	$20.0M	Q2'21	$20.0M	—	$20.0M	—
First MAA approval - first indication	$10.0M	Q2'21	$10.0M	—	$10.0M	—
First BLA approval - second indication	$20.0M	Q3'21	$20.0M	—	$20.0M	—
Filing of the first MAA - second indication(3)	$5.0M	—	$5.0M	—	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—	$10.0M	—	$10.0M	—
First commercial sales milestone(3)	$15.0M	—	$15.0M	—	$15.0M	—
Second commercial sales milestone(3)	$25.0M	—	$25.0M	—	$25.0M	—
Third commercial sales milestone(3)	$50.0M	—	$50.0M	—	$50.0M	—
Fourth commercial sales milestone	$75.0M	—	$75.0M	—	$75.0M	—

Milestones recognized through December 31, 2022	$93.0M	—	$13.0M	—	$8.0M	—
Milestones that may be recognized in the future	$180.0M	—	$260.0M	—	$265.0M	—
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
We recognized $10.3 million in revenue under the GSK Agreement during the year ended December 31, 2022, of which $5.0 million was related to one milestone and $5.3 million was related to royalty revenue. We recognized $63.2 million in revenue during the year ended December 31, 2021, of which $60.0 million was related to four milestones and $3.2 million was related to royalty revenue. We recognized $75.0 million in revenue during the year ended December 31, 2020, of which $60.0 million was related to terms under Amendment No. 3 to the GSK Agreement that were satisfied and $15.0 million in milestone revenue related to two milestones.
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

There was no revenue recognized under this agreement during the years ended December 31, 2022, 2021, and 2020. Revenue was last recognized under this agreement in 2016.
5. Sale of Future Royalties
JEMPERLI Royalty Monetization Agreement
In October 2021, we signed a royalty monetization agreement (“JEMPERLI Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners, LP (“Sagard”). Under the terms of the JEMPERLI Royalty Monetization Agreement, we received $250.0 million in exchange for royalties and milestones payable to us under our GSK collaboration on annual global net sales of JEMPERLI below $1.0 billion starting in October 2021. The aggregate JEMPERLI royalties and milestones to be received by Sagard under the JEMPERLI Royalty Monetization Agreement is capped at certain fixed multiples of the upfront payment based on time. Once Sagard receives an aggregate amount of either $312.5 million (125% of the upfront) by the end of 2026, or $337.5 million (135% of the upfront) during 2027, or $412.5 million (165% of the upfront) at any time after 2027, the JEMPERLI Royalty Monetization Agreement will expire resulting in us regaining all subsequent JEMPERLI royalties and milestones. As of December 31, 2022, Sagard has received a total of $1.8 million in royalties and milestones.
The JEMPERLI Royalty Monetization Agreement includes a call option pursuant to which at any time after December 1, 2024, we may reacquire our interest in the specified royalties by paying Sagard (in cash) a specified amount as described in the JEMPERLI Royalty Monetization Agreement. The exercise of this call option is at our sole discretion, which we currently do not anticipate exercising.
The proceeds received from Sagard of $250.0 million were recorded as a liability, net of transaction costs of $0.4 million, which will be amortized over the estimated life of the arrangement using the effective interest rate method. The aggregate future estimated payments, less the $249.6 million, net of proceeds, will be recognized as non-cash interest expense over the life of the agreement. Royalty and milestone revenue will be recognized as earned on net sales of JEMPERLI, and we will record the royalty payments to Sagard as a reduction of the liability when paid. As such payments are made to Sagard, the balance of the liability will be effectively repaid over the life of the JEMPERLI Royalty Monetization Agreement.
We estimate the effective interest rate used to record non-cash interest expense under the JEMPERLI Royalty Monetization Agreement based on the estimate of future royalty payments to be received by Sagard. As of December 31, 2022, the estimated effective rate under the agreement was 5.5%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized JEMPERLI non-cash royalty revenue of approximately $2.3 million and $0.2 million during the years ended December 31, 2022 and 2021, respectively and non-cash interest expense of approximately $20.4 million and $1.5 million during the years ended December 31, 2022 and 2021, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the year ended December 31, 2022:

(in thousands)	December 31, 2022
Liability related to sale of future JEMPERLI royalties and milestones - balance at 12/31/2021	$251,093
Issuance costs related to the sale of future royalties	(130)
Amortization of issuance costs	54
Royalty and milestone payments to Sagard	(1,782)
Non-cash interest expense recognized	20,305
Liability related to sale of future royalties - ending balance	$269,540
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
The proceeds received from DRI of $35.0 million were recorded as a liability, net of transaction costs of $0.2 million, which will be amortized over the estimated life of the arrangement using the effective interest rate method. Royalty revenue will be recognized as earned on net sales of Zejula, and we will record the royalty payments to DRI as a reduction of the liability when paid. The aggregate future estimated payments, less the $34.8 million, of net proceeds, will be recorded as non-cash interest expense over the life of the arrangement. As such payments are made to DRI, the balance of the liability will be effectively repaid over the life of the Zejula Royalty Monetization Agreement.
We estimate the effective interest rate used to record non-cash interest expense under the Zejula Royalty Monetization Agreement based on the estimate of future royalty payments to be received by DRI. As of December 31, 2022, the estimated effective rate under the agreement was 5.2%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by DRI and the changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized Zejula non-cash royalty revenue of approximately $1.4 million and non-cash interest expense of approximately $0.7 million for the year ended December 31, 2022. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the year ended December 31, 2022:

(in thousands)	December 31, 2022
Liability related to sale of future Zejula royalties and milestones - balance at 12/31/2021	$—
Proceeds from sale of future royalties	35,000
Issuance costs related to the sale of future royalties	(184)
Amortization of issuance costs	7
Royalty and milestone payments to DRI	(692)
Non-cash interest expense recognized	742
Liability related to sale of future royalties and milestones - ending balance	$34,873
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2022
Money market funds(1)	$29,702	$29,702	$—	$—
Mutual funds(1)	41,812	41,812	—	—
U.S. Treasury securities(2)	374,527	374,527	—	—
Certificates of deposit(2)	2,856	—	2,856	—
Agency securities(2)	74,602	—	74,602	—
Commercial and corporate obligations(2)	60,883	—	60,883	—
At December 31, 2021
Money market funds(1)	$445,647	$445,647	$—	$—
Mutual funds(1)	50,326	50,326	—	—
U.S. Treasury securities(2)	87,831	87,831	—	—
Certificates of deposit(2)	3,766	—	3,766	—
Agency securities(2)	5,814	—	5,814	—
Commercial and corporate obligations(2)	22,054	—	22,054	—
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
Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of December 31, 2022 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$75,504	$11	$(913)	$74,602
Certificates of deposit(2)	2,915	—	(59)	2,856
Commercial and corporate obligations(3)	61,791	8	(916)	60,883
US Treasury securities(4)	377,697	19	(3,189)	374,527
Total available-for-sale investments	$517,907	$38	$(5,077)	$512,868

(1)     Of our outstanding agency securities, $57.1 million have maturity dates of less than one year and $17.5 million have a maturity date of between one to two years as of December 31, 2022.
(2)     Of our outstanding certificates of deposit, $2.6 million have a maturity date of less than one year and $0.3 million have a maturity date of between one to two years as of December 31, 2022.
(3)     Of our outstanding commercial and corporate obligations, $44.0 million have maturity dates of less than one year and $16.9 million have a maturity date of between one to two years as of December 31, 2022.
(4)     Of our outstanding U.S. Treasury securities, $266.2 million have maturity dates of less than one year and $108.3 million have a maturity date of between one to two years as of December 31, 2022.
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
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$61,117	$(843)	$3,437	$(70)	$64,554	$(913)
Certificates of Deposit	481	(10)	2,375	(49)	2,856	(59)
Commercial and corporate obligations	44,213	(624)	14,778	(292)	58,991	(916)
US Treasury Securities	298,575	(2,667)	41,937	(522)	340,513	(3,189)
Total	$404,386	$(4,144)	$62,527	$(933)	$466,914	$(5,077)

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$4,477	$(7)	$—	$—	$4,477	$(7)
Certificates of Deposit	2,870	(4)	—	—	2,870	(4)
Commercial and corporate obligations	18,524	(42)	—	—	18,524	(42)
US Treasury Securities	82,823	(164)	—	—	82,823	(164)
Total	$108,694	$(217)	$—	$—	$108,694	$(217)
As of December 31, 2022 and 2021, unrealized losses on available-for-sale investments were $5.1 million and $0.2 million, respectively, with unrealized losses of $0.9 million, on available for sale investments that were in an unrealized loss position for greater than 12 months as of December 31, 2022. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, accordingly, no allowance for credit losses was recorded.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 28,513,163 shares were issued and outstanding as of December 31, 2022. Common stock reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments at December 31, 2022 are as follows:

Issued and Outstanding:
Stock options	3,673,208
Restricted stock units	1,028,843
Shares Reserved For:
2017 Equity Incentive Plan	2,297,242
2017 Employee Stock Purchase Plan	1,497,742
Total	8,497,035
Open Market Sales Agreement
In November 2022, we entered into the Cowen Sales Agreement with Cowen and Company, LLC, through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen and Company, LLC as our sales agent. As of December 31, 2022, we had sold no shares under this agreement.
8. Equity Incentive Plans
2017 Equity Incentive Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017, and replaced our prior 2006 Equity Incentive Plan. Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan will be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The 2017 Plan automatically increased by 1,105,890 shares as of January 1, 2022.

Employee Stock Purchase Plan
On January 12, 2017, our board of directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan or the ESPP. The ESPP became effective upon the execution and delivery of the underwriting agreement for our initial public offering on January 26, 2017. In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The ESPP automatically increased by 276,472 shares as of January 1, 2022. As of December 31, 2022, 49,967 shares have been issued under the ESPP.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one-year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the year ended December 31, 2022 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	3,460,295	$28.84	7.17	$42,987
Granted	1,693,080	$29.23
Exercises	(835,159)	$13.55
Forfeitures and cancellations	(645,008)	$31.41
Outstanding at December 31, 2022	3,673,208	$32.04	6.28	$18,686
Exercisable at December 31, 2022	1,735,447	$37.02	5.57	$11,531
Total cash received from the exercise of stock options was approximately $11.3 million during the year ended December 31, 2022.
Time-based Restricted Stock Units
Each Restricted Stock Unit represents one equivalent share of our common stock to be issued after satisfying the applicable continued service-based vesting criteria over a specified period. The fair value of these RSUs is based on the closing price of our common stock on the date of the grant. We measure compensation expense over the expected vesting period on a straight-line basis. The RSUs do not entitle the participants to the rights of holders of common stock, such as voting rights, until the shares are issued.

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	—	$—		$—
Granted	1,030,443	$26.14
Vested	—	$—
Forfeitures and cancellations	(1,600)	$23.62
Outstanding at December 31, 2022	1,028,843	$26.14	1.17	$31,884
RSU expected to vest at December 31, 2022	1,028,843	$26.14	1.17	$31,884
Stock-Based Compensation Expense
We recognize stock-based compensation expense for awards issued to employees and non-employees over the requisite service period based on the estimated grant-date fair value of such awards. We record the expense for stock-based compensation awards subject to performance-based milestone vesting over the requisite service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-

based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. The estimated fair values of stock option awards granted to employees were determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.5%	0.7%	0.5%
Expected volatility	87.4%	92.9%	90.2%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.09	6.18	6.25
Weighted average grant date fair value per share	$21.58	$22.34	$14.51
We determine the appropriate risk-free interest rate, expected term for employee stock-based awards, contractual term for non-employee stock-based awards, and volatility assumptions. The weighted-average expected option term for employee and non-employee stock-based awards reflects the application of the simplified method, which defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Expected volatility for 2022 and 2021 incorporates the historical volatility of our stock price, and volatility for 2020 incorporates our stock price as well as similar entities whose share prices are publicly available. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected or contractual term of the stock-based payment awards. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Research and development	$6,775	$5,856	$4,122
General and administrative	20,581	9,491	7,377
Total	$27,356	$15,347	$11,499
On March 20, 2022, our then Chief Executive Officer (“former CEO”), resigned by mutual agreement with the Board of Directors. In connection with his separation agreement, we modified certain equity awards and recognized approximately $3.2 million in non-cash stock-based compensation expense. Given the former CEO had substantially rendered the required services per his separation agreement, we recorded the full expense related to the modification in the period ending March 31, 2022. Additionally, on March 21, 2022, we awarded our newly appointed Interim President and Chief Executive Officer RSUs for 887,043 shares of the Company’s common stock. The fair value of the award will be recognized as part of compensation cost, occurring ratably over the stated 24-month requisite service period. During the year ended December 31, 2022, we recognized $9.2 million of non-cash stock-based compensation cost related to the award.
At December 31, 2022, there was $27.1 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.32 years, $16.8 million of unrecognized cost related to unvested RSU awards, which is expected to be recognized over a period of 1.24 years, and $0.2 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a remaining weighted-average vesting period of 0.37 years.
9. Employee Benefit Plan
We have a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. We elected to match 100% of an employee’s contributions up to 6% of the employees’ eligible salary with a maximum annual match limit of $11,000 in 2022, $8,000 in 2021, and 50% of an employee’s contributions up to 6% of the employees’ eligible salary with a maximum annual match limit of $6,000 in 2020. For the years ended December 31, 2022, 2021, and 2020, we incurred approximately $1.0 million, $0.6 million and $0.5 million, respectively of costs related to the 401(k) plan.

10. Commitments and Contingencies
Operating Leases
On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the ROU asset and lease liability. The monthly base rent will be $4.20 per rentable square foot and will be increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of December 31, 2022, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.
Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 8.7 years.
The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Year Ended December 31,
Leases	Classification on the Cash Flow	2022	2021	2020
Operating lease cost	Operating	$2,478	$2,213	$865
Cash paid for amounts included in the measurement of lease liabilities	Operating	2,316	705	938
At December 31, 2022, the future minimum annual obligations for the Company’s operating lease liabilities are as follows:

Years Ending December 31, (in thousands)
2023	$2,386
2024	2,457
2025	2,531
2026	2,607
2027	2,685
Thereafter	10,554
Total minimum payments required	$23,220
Less: imputed interest	(3,770)
Total	$19,450
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

Total expense incurred under all collaborative licensing agreements for upfront, milestone and royalty payments were $0.7 million, $0.2 million, and $0.2 million during the years ended December 31, 2022, 2021 and 2020, respectively. Total cash paid under these agreements was $0.1 million, $0.2 million, and $0.3 million during the years ended December 31, 2022, 2021, and 2020, respectively.
Future minimum annual obligations under all such license agreements will be $0.2 million during 2023 and thereafter. These obligations are payable through ten years from the first commercial sale, if any, or expiration of the last patent to expire, the dates of which are not determinable at this time.
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
11. Income Taxes
The components of loss before income tax provision consist of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
U.S.	$(128,650)	$(57,741)	$(19,832)
Foreign	(50)	(55)	(99)
Consolidated net loss before income taxes	$(128,700)	$(57,796)	$(19,931)

For the year ended December 31, 2022, we recognized income tax expense of $24,000, related to state income taxes. For the years ended December 31, 2021 and 2020, we recognized no provision or benefit from income taxes.

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2022	2021
Deferred Tax Assets:
Net operating loss carryforwards	$66,160	$67,203
Section 174 Capitalized R&D	16,570	—
Research and development credits	12,844	9,527
Equity compensation	10,021	8,091
Deferred Zejula royalty revenue	7,371	—
Lease liability	4,194	4,451
Other, net	3,458	1,201
Total deferred tax assets	120,618	90,473
Deferred Tax Liabilities:
ROU asset	(3,859)	(4,154)
Fixed assets	(189)	(115)
Total deferred tax liabilities	(4,048)	(4,269)
Net deferred tax assets	116,570	86,204
Less: valuation allowance	(116,570)	(86,204)
Deferred tax assets, net of valuation allowance	$—	$—

We have recorded a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. Management has determined it more likely than not that the deferred tax assets are not realizable due to our historical loss position.
As of December 31, 2022, we had federal and state net operating loss carryforwards (“NOLs”), of $287.4 million and $69.6 million, respectively. The federal and state NOLs generated prior to 2018 will begin to expire in 2029 and 2028, respectively, unless previously utilized. The federal NOL includes $234.3 million of net operating losses generated in 2018 and after. Federal net operating losses generated in 2018 and after carryover indefinitely and may generally be used to offset up to 80% of future taxable income. As of December 31, 2022, we had federal and California research tax credit carryforwards of approximately $6.1 million and $12.2 million, respectively. The federal research tax credit carryforwards will begin to expire in 2041 and the California research tax credits carryforward indefinitely. We also have foreign tax losses of $3.1 million, which will carry forward indefinitely, subject to a continuity of ownership test.
The above NOL carryforward and the federal and state research tax credit carryforwards may be subject to an annual limitation under section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions if we experience one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. In September 2015, we completed a Section 382 analysis through December 31, 2014 and determined that there was an ownership change in 2007 that may limit the utilization of approximately $5.3 million and $5.4 million in federal and state NOLs, respectively, and $0.2 million in both federal and state research tax credits. We subsequently extended the analysis period of the study through December 31, 2022, noting ownership changes on January 31, 2017 and March 8, 2021. To reflect the impact of the January 31, 2017 and March 8, 2021 ownership changes, we reduced federal research credit carryforwards by approximately $15.0 million. Our use of federal and state NOLs and research credits could be limited further by the provisions of Section 382 of the U.S. Internal Revenue Code of 1986, as amended, depending upon the timing and amount of additional equity securities that we have issued or will issue. State NOL carryforwards may be similarly limited. If a change in ownership were to have occurred, NOL and tax credits carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by ownership changes, if any, will not impact our effective tax rate.

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Expected income tax benefit at federal statutory tax rate	$(27,026)	$(12,138)	$(4,186)
State income taxes, net of federal benefit	(800)	(142)	(21)
Permanent items	27	17	18
Equity compensation	(297)	(708)	871
Non-deductible compensation	2,060	—	—
Research credits	(3,319)	8,087	(3,389)
Other	(6)	42	29
Change in the valuation allowance	29,385	4,842	6,678
Income tax expense	$24	$—	$—

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. At December 31, 2022 and 2021, we had no unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate due to the valuation allowance against deferred tax assets. The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2022	2021
Balance at the beginning of the year	$2,473	$4,044
Decrease related to prior year tax positions	—	(2,555)
Increase related to current year tax positions	896	984
Balance at the end of the year	$3,369	$2,473

If recognized, these amounts would not affect our effective tax rate, since they would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance. We do not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.
Our policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. As of December 31, 2022 and 2021, there were no interest or penalties on uncertain tax benefits.
We file income tax returns in the United States, California, various U.S. state jurisdictions and Australia. Due to our losses incurred, we are essentially subject to income tax examination by tax authorities from inception to date.

12. Subsequent Event
Stock Repurchase Plan
In January 2023, our Board of Directors authorized a Stock Repurchase Plan under which we may repurchase up to $50.0 million of the Company’s outstanding common stock. To the extent we repurchase any of our stock, we will provide information regarding such repurchases on a quarterly basis in our Forms 10-Q and 10-K for the applicable completed quarter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2022 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item is incorporated herein by reference to the sections titled “Information about our Executive Officers,” “Election of Class III Directors,” “Corporate Governance Standards and Director Independence” and “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2023 Annual Meeting of Stockholders, and such disclosure, if any, is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Election of Class III Directors,” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID: 185.
Information required by this Item is incorporated herein by reference to the section titled “Ratification of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
3. Exhibits
EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	10-Q	001-37985	3.1	May 12, 2017
3.2	Restated Bylaws, as currently in effect.	8-K	001-37985	3.1	February 10, 2023
4.1	Form of Common Stock Certificate.	S-1	333-206849	4.1	December 23, 2015
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37985	4.3	March 2, 2020
10.1*	Form of Indemnity Agreement.	S-1	333-206849	10.1	September 9, 2015
10.2*	Amended and Restated 2006 Equity Incentive Plan and forms of award agreements.	S-1	333-206849	10.2	January 17, 2017
10.3*	2017 Equity Incentive Plan, and forms of award agreements.	S-1	333-206849	10.3	January 17, 2017
10.4*	2017 Employee Stock Purchase Plan, and forms of award agreements.	S-1	333-206849	10.4	January 17, 2017
10.5*	Employment Agreement, effective as of January 1, 2012, by and between the Registrant and Hamza Suria, as amended.	10-K	001-37985	10.5	March 5, 2018
10.6	Antibody Generation Agreement, dated December 22, 2011, by and between the Registrant and Celgene Corporation, as modified.	S-1	333-206849	10.9	December 28, 2016
10.7+	Collaboration and Exclusive License Agreement, dated March 10, 2014, by and among the Registrant, TESARO, Inc. and TESARO Development, Ltd., as amended.	S-1	333-206849	10.10	May 10, 2016
10.8+	License Agreement, dated August 30, 2006, by and between the Registrant and Medical Research Council, as amended.	S-1	333-206849	10.12	September 9, 2015
10.9+	Non-Exclusive Research and Commercial License Agreement, dated May 15, 2009, by and between the Registrant and Millipore Corporation.	S-1	333-206849	10.13	September 9, 2015
10.10	Wateridge Lease Agreement.	10-Q	001-37985	10.16	May 6, 2020
10.11*	Amended and Restated Employment Agreement, effective April 25, 2022, by and between the Registrant and Eric Loumeau	8-K	001-37985	10.2	April 29, 2022

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12*	Amended and Restated Employment Agreement, effective April 25, 2022, by and between the Registrant and Dennis Mulroy	8-K	001-37985	10.3	April 29, 2022
10.13*	Amended and Restated Employment Agreement, effective April 25, 2022, by and between Registrant and Paul Lizzul	8-K	001-37985	10.1	April 29, 2022
10.14++	Amendment No. 3 to the Collaboration and Exclusive License Agreement	10-K	001-37985	10.16	February 25, 2021
10.15++	Confidential Settlement and Modification Agreement dated as of October 23, 2020	10-K	001-37985	10.18	February 25, 2021
10.16	First Amendment to Lease Agreement	10-Q	001-37985	10.19	August 9, 2021
10.17‡++	Royalty Purchase Agreement, dated October 25, 2021, by and between the Registrant and Sagard Healthcare Royalty Partners, LP	8-K	001-37985	2.1	December 1, 2021
10.18	Amendment No. 4 to Tesaro AnaptysBio Collaboration	10-K	001-37985	10.19	March 7, 2022
10.19*	Employment Agreement, effective March 21, 2022, by and between the Registrant and Daniel Faga	10-Q	001-37985	10.20	May 4, 2022
10.20*	Separation Agreement, effective March 20, 2022, by and between the Registrant and Hamza Suria	10-Q	001-37985	10.21	May 4, 2022
10.21*	Consulting Agreement, effective March 21, 2022, by and between the Registrant and Hamza Suria	10-Q	001-37985	10.22	May 4, 2022
10.22‡++	Purchase and Sale Agreement, dated September 9, 2022, by and between the Registrant and DRI Healthcare Acquisitions L.P.	10-Q	001-37985	10.23	November 8, 2022
10.23	Sales Agreement, dated November 8, 2022, by and between the Registrant and Cowen and Company, LLC	10-Q	001-37985	10.24	November 8, 2022
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of KPMG LLP, an independent registered public accounting firm.					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Report Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Date: March 1, 2023

AnaptysBio, Inc.

By:	/s/ Daniel Faga
Daniel Faga
Interim President and Chief Executive Officer

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Daniel Faga and Eric Loumeau, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Faga	Interim President, Chief Executive Officer and Director
Daniel Faga	(Principal Executive Officer)	March 1, 2023

/s/ Dennis Mulroy	Chief Financial Officer
Dennis Mulroy	(Principal Accounting and Financial Officer)	March 1, 2023

/s/ Dennis Fenton	Director	March 1, 2023
Dennis Fenton, Ph.D.
/s/ Laura J. Hamill	Director	March 1, 2023
Laura J. Hamill
/s/ Magda Marquet	Director	March 1, 2023
Magda Marquet, Ph.D.
/s/ Oleg Nodelman	Director	March 1, 2023
Oleg Nodelman
/s/ Hollings Renton	Director	March 1, 2023
Hollings Renton
/s/ John Schmid	Director	March 1, 2023
John Schmid
/s/ James N. Topper	Director	March 1, 2023
James N. Topper, M.D., Ph.D.
/s/ J. Anthony Ware	Director	March 1, 2023
J. Anthony Ware, M.D.