Form 10-Q
period 2023-03-31
ANAPTYSBIO, INC
filed 2023-05-11
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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

As of May 9, 2023, there were 26,487,240 shares of the Registrant’s Common Stock outstanding.

AnaptysBio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value data)
(unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$94,562	$71,308
Receivables from collaborative partners	1,523	1,419
Short-term investments	336,589	369,933
Prepaid expenses and other current assets	4,480	4,545
Total current assets	437,154	447,205
Property and equipment, net	1,982	2,089
Operating lease right-of-use assets	17,471	17,898
Long-term investments	94,929	142,935
Other long-term assets	256	256
Total assets	$551,792	$610,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,168	$2,784
Accrued expenses	30,956	21,633
Current portion of operating lease liability	1,671	1,637
Total current liabilities	35,795	26,054
Liability related to sale of future royalties	307,516	304,413
Operating lease liability, net of current portion	17,388	17,813
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 27,018 shares and 28,513 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	27	29
Additional paid in capital	689,065	717,797
Accumulated other comprehensive loss	(3,267)	(5,246)
Accumulated deficit	(494,732)	(450,477)
Total stockholders’ equity	191,093	262,103
Total liabilities and stockholders’ equity	$551,792	$610,383
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$1,374	$970
Operating expenses:
Research and development	34,957	22,516
General and administrative	10,818	10,203
Total operating expenses	45,775	32,719
Loss from operations	(44,401)	(31,749)
Other income (expense), net:
Interest income	4,486	342
Non-cash interest expense for the sale of future royalties	(4,336)	(4,854)
Other (expense) income, net	(4)	6
Total other income (expense), net	146	(4,506)
Net loss	(44,255)	(36,255)
Unrealized gain (loss) on available for sale securities	1,979	(2,012)
Comprehensive loss	$(42,276)	$(38,267)
Net loss per common share:
Basic and diluted	$(1.58)	$(1.31)
Weighted-average number of shares outstanding:
Basic and diluted	27,953	27,713
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	28,513	$29	$717,797	$(5,246)	$(450,477)	$262,103
Issuance of common stock from exercises of options and employee stock purchase plan	55	—	1,222	—	—	1,222
Issuance of common stock upon vesting of restricted stock units	39	—	—	—	—	—
Repurchases and retirements of common stock	(1,589)	(2)	(38,814)	—	—	(38,816)
Stock-based compensation	—	—	8,860	—	—	8,860
Comprehensive gain, net	—	—	—	1,979	—	1,979
Net loss	—	—	—	—	(44,255)	(44,255)
Balance, March 31, 2023	27,018	$27	$689,065	$(3,267)	$(494,732)	$191,093
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	27,647	$28	$678,575	$(422)	$(321,753)	$356,428
Issuance of common stock from exercises of options and employee stock purchase plan	531	—	4,844	—	—	4,844
Stock-based compensation	—	—	7,742	—	—	7,742
Comprehensive loss, net	—	—	—	(2,012)	—	(2,012)
Net loss	—	—	—	—	(36,255)	(36,255)
Balance, March 31, 2022	28,178	$28	$691,161	$(2,434)	$(358,008)	$330,747
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,255)	$(36,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166	162
Stock-based compensation	8,860	7,742
Accretion/amortization of investments, net	(2,191)	161
Amortization of right-of-use assets – operating	427	411
Non-cash interest expense	4,336	4,854
Changes in operating assets and liabilities:
Receivables from collaborative partners	(104)	(45)
Prepaid expenses and other assets	51	(1,221)
Accounts payable and other liabilities	8,533	3,536
Operating lease liabilities	(391)	(359)
Net cash used in operating activities	(24,568)	(21,014)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(48,555)	(322,477)
Sales and maturities of investments	134,126	9,620
Purchases of property and equipment	(175)	(55)
Net cash provided by (used in) investing activities	85,396	(312,912)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,265	4,844
Repurchase and retirements of common stock	(37,526)	—
Repayment of liability for sale of future royalties	(1,270)	(233)
Payments for debt issuance costs	(43)	(2)
Net cash (used in) provided by financing activities	(37,574)	4,609
Net increase (decrease) in cash and cash equivalents	23,254	(329,317)
Cash, cash equivalents and restricted cash, beginning of period	71,308	495,729
Cash, cash equivalents and restricted cash, end of period	$94,562	$166,412
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$38	$19
Amounts accrued for issuance costs related to the sale of future royalties	$—	$128
Amounts accrued for repurchases of common stock	$1,290	$—
Receivable related to issuance of common stock, upon exercise of stock options	$(43)	$—
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Notes to Unaudited Consolidated Financial Statements
1. Description of the Business
AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. We are developing immune cell modulating antibodies, including two wholly owned checkpoint agonists in clinical-stage development, for autoimmune and inflammatory disease: rosnilimab, our PD-1 agonist, previously referred to as ANB030, in a planned Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”); and ANB032, our BTLA agonist, currently in a Phase 2b trial for the treatment of moderate-to-severe atopic dermatitis (“AD”). We also have other preclinical immune cell modulator candidates in our portfolio, including ANB033, an anti-CD122 antagonist antibody for the treatment of autoimmune and inflammatory diseases. In addition, we have developed two cytokine antagonists that we are exploring options for out-licensing: imsidolimab, our anti-IL-36R antibody, in a Phase 3 trial for the treatment of generalized pustular psoriasis (“GPP”), and etokimab, our anti-IL-33 antagonist that is Phase 2/3 ready. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immune-oncology, including an anti-PD-1 antagonist antibody (JEMPERLI (dostarlimab-gxly)), an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889) and an anti-LAG-3 antagonist antibody (GSK4074386). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K.
Basis of Consolidation
The accompanying consolidated financial statements include us and our wholly owned Australian subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. We operate in one reportable segment, and our functional and reporting currency is the U.S. dollar.
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
The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
(in thousands)	2023	2022
Options to purchase common stock	4,555	3,989
Restricted Stock Units	427	14
Total	4,982	4,003
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment, net
Property and equipment, net consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Laboratory equipment	$5,916	$5,869
Office furniture and equipment	1,606	1,593
Leasehold improvements	203	203
Property and equipment, gross	7,725	7,665
Less: accumulated depreciation and amortization	(5,743)	(5,576)
Total property and equipment, net	$1,982	$2,089

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued compensation and related expenses	$3,077	$5,379
Accrued professional fees	620	607
Accrued research, development and manufacturing expenses	25,768	15,351
Accrued for repurchases of common stock	1,290	—
Other	201	296
Total accrued expenses	$30,956	$21,633

4. Collaborative Research and Development Agreements
GlaxoSmithKline Collaboration
In March 2014, we entered into a Collaboration and Exclusive License Agreement (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GlaxoSmithKline (Tesaro and GlaxoSmithKline are hereinafter referred to, collectively, as “GSK”). Under the terms of the GSK Agreement, we agreed to perform certain discovery and early preclinical development of therapeutic antibodies with the goal of generating immunotherapy antibodies for subsequent preclinical, clinical, regulatory, and commercial development to be performed by GSK. Under the terms of the GSK Agreement, GSK paid an upfront license fee of $17.0 million in March 2014 and agreed to provide funding to us for research and development services related to antibody discovery programs for three specific targets. In November 2014, Amendment No. 1 to the GSK Agreement was agreed by both parties to add an additional antibody discovery program for an upfront license fee of $2.0 million. Currently, under the GSK Agreement, GSK is developing JEMPERLI (dostarlimab), an anti-PD-1 antagonist antibody, as a monotherapy for various solid tumor indications. In addition, GSK is developing dostarlimab in combination with additional therapies under the collaboration, including with two other development programs from the GSK Agreement: cobolimab, an anti-TIM-3 antibody, and GSK40974386, an anti-LAG antibody, for various solid tumor indications.
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
As of March 31, 2023, the transaction price for the GSK Agreement and Amendment includes the upfront payment, research reimbursement revenue, one-time payment associated with the Amendment, and milestones and royalties earned to date, which are allocated in their entirety to the single performance obligation.
We recognized $1.4 million in royalty revenue during the three months ended March 31, 2023 related to GSK’s net sales of Zejula and JEMPERLI during the period which we estimate based on GSK’s prior sales experience. Of the royalty revenue recognized during the three months ended March 31, 2023, $0.6 million is JEMPERLI non-cash revenue related to the JEMPERLI Royalty Monetization Agreement and $0.8 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement, each of such agreements as described in Note 5. We recognized $1.0 million in royalty revenue during the three months ended March 31, 2022, related to GSK’s net sales of Zejula and JEMPERLI during the period based on GSK’s prior sales experience. Of the royalty revenue recognized, $0.3 million is JEMPERLI non-cash revenue related to the JEMPERLI Royalty Monetization Agreement and $0.7 million is Zejula revenue prior to the Zejula Royalty Monetization Agreement. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter. All royalty revenue related to Zejula global net sales starting July 2022 are paid directly to a wholly owned subsidiary of DRI Healthcare Trust pursuant to the Zejula Royalty Monetization Agreement, as described in Note 5.
No clinical milestones were recognized during the three months ended March 31, 2023 and 2022. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Milestones under the GSK Agreement are as follows:

	Anti-PD-1 (JEMPERLI/Dostarlimab)		Anti-TIM-3 (GSK4069889A/Cobolimab)		Anti-LAG-3 (GSK40974386)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15	$1.0M	Q3'16
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16	$4.0M	Q2'17
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17	$3.0M	Q4'19
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	$5.0M	Q4'22	$5.0M	—
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	$5.0M	—	$5.0M	—
Filing of the first BLA(1) - first indication	$10.0M	Q1'20	$10.0M	—	$10.0M	—
Filing of the first MAA(2) - first indication	$5.0M	Q1'20	$5.0M	—	$5.0M	—
Filing of the first BLA - second indication	$10.0M	Q1'21	$10.0M	—	$10.0M	—
First BLA approval - first indication	$20.0M	Q2'21	$20.0M	—	$20.0M	—
First MAA approval - first indication	$10.0M	Q2'21	$10.0M	—	$10.0M	—
First BLA approval - second indication	$20.0M	Q3'21	$20.0M	—	$20.0M	—
Filing of the first MAA - second indication(3)	$5.0M	—	$5.0M	—	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—	$10.0M	—	$10.0M	—
First commercial sales milestone(3)	$15.0M	—	$15.0M	—	$15.0M	—
Second commercial sales milestone(3)	$25.0M	—	$25.0M	—	$25.0M	—
Third commercial sales milestone(3)	$50.0M	—	$50.0M	—	$50.0M	—
Fourth commercial sales milestone	$75.0M	—	$75.0M	—	$75.0M	—

Milestones recognized through March 31, 2023	$93.0M	—	$13.0M	—	$8.0M	—
Milestones that may be recognized in the future	$180.0M	—	$260.0M	—	$265.0M	—
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
5. Sale of Future Royalties
JEMPERLI Royalty Monetization Agreement
In October 2021, we signed a royalty monetization agreement (“JEMPERLI Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners, LP (“Sagard”). Under the terms of the JEMPERLI Royalty Monetization Agreement, we received $250.0 million in exchange for royalties and milestones payable to us under our GSK collaboration on annual global net sales of JEMPERLI below $1.0 billion starting in October 2021. The aggregate JEMPERLI royalties and milestones to be received by Sagard under the JEMPERLI Royalty Monetization Agreement is capped at certain fixed multiples of the upfront payment based on time. Once Sagard receives an aggregate amount of either $312.5 million (125% of the upfront) by the end of 2026, or $337.5 million (135% of the upfront) during 2027, or $412.5 million (165% of the upfront) at any time after 2027, the JEMPERLI Royalty Monetization Agreement will expire resulting in us regaining all subsequent JEMPERLI royalties and milestones. As of March 31, 2023, Sagard has received a total of $2.3 million in royalties and milestones.

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
We estimate the effective interest rate used to record non-cash interest expense under the JEMPERLI Royalty Monetization Agreement based on the estimate of future royalty payments to be received by Sagard. As of March 31, 2023, the estimated effective rate under the agreement was 6.1%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized JEMPERLI non-cash royalty revenue of approximately $0.6 million and $0.3 million for the three months ended March 31, 2023 and three months ended March 31, 2022, respectively, and non-cash interest expense of approximately $4.0 million and $4.9 million for the three months ended March 31, 2023 and three months ended March 31, 2022, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the three months ended March 31, 2023:

(in thousands)	March 31, 2023
Liability related to sale of future JEMPERLI royalties and milestones - balance at 12/31/2022	$269,540
Issuance costs related to the sale of future royalties	37
Amortization of issuance costs	9
Royalty and milestone payments to Sagard	(528)
Non-cash interest expense recognized	3,953
Liability related to sale of future royalties and milestones - ending balance	$273,011
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
In September 2022, we signed a purchase and sale agreement (the “Zejula Royalty Monetization Agreement”) with a wholly owned subsidiary of DRI Healthcare Trust (“DRI”) to monetize all of our future royalties on global net sales of Zejula under the GSK Settlement Agreement. Under the terms of the Zejula Royalty Monetization Agreement, we received $35.0 million in exchange for all royalties payable by GSK to us under the GSK Settlement Agreement on global net sales of Zejula starting in July 2022 (the “Purchased Royalty Interest”). In addition, under the Zejula Royalty Monetization Agreement, we are entitled to receive an additional $10.0 million payment from DRI if Zejula is approved by the U.S. Food and Drug Administration for the treatment of endometrial cancer on or prior to December 31, 2025.

The proceeds received from DRI of $35.0 million were recorded as a liability, net of transaction costs of $0.2 million, which will be amortized over the estimated life of the arrangement using the effective interest rate method. Royalty revenue will be recognized as earned on net sales of Zejula, and we will record the royalty payments to DRI as a reduction of the liability when paid. The aggregate future estimated payments, less the $34.8 million, of net proceeds, will be recorded as non-cash interest expense over the life of the agreement. As such payments are made to DRI, the balance of the liability will be effectively repaid over the life of the Zejula Royalty Monetization Agreement.
We estimate the effective interest rate used to record non-cash interest expense under the Zejula Royalty Monetization Agreement based on the estimate of future royalty payments to be received by DRI. As of March 31, 2023, the estimated effective rate under the agreement was 2.5%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by DRI and the changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized Zejula non-cash royalty revenue of approximately $0.8 million and $0.0 million for the three months ended March 31, 2023 and three months ended March 31, 2022, respectively, and non-cash interest expense of approximately $0.4 million and $0.0 million for the three months ended March 31, 2023 and three months ended March 31, 2022, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the three months ended March 31, 2023:

(in thousands)	March 31, 2023
Liability related to sale of future Zejula royalties and milestones - balance at 12/31/2022	$34,873
Amortization of issuance costs	7
Royalty and milestone payments to DRI	(742)
Non-cash interest expense recognized	367
Liability related to sale of future royalties and milestones - ending balance	$34,505
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2023
Money market funds(1)	$78,767	$78,767	$—	$—
Mutual funds(1)	12,585	12,585	—	—
U.S. Treasury securities(2)	301,699	301,699	—	—
Certificates of deposit(2)	2,149	—	2,149	—
Agency securities(2)	69,806	—	69,806	—
Commercial and corporate obligations(2)	57,864	—	57,864	—
At December 31, 2022
Money market funds(1)	$29,702	$29,702	$—	$—
Mutual funds(1)	41,812	41,812	—	—
U.S. Treasury securities(2)	374,527	374,527	—	—
Certificates of deposit(2)	2,856	—	2,856	—
Agency securities(2)	74,602	—	74,602	—
Commercial and corporate obligations(2)	60,883	—	60,883	—
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

Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available for sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available for sale investments by security type, classified in cash equivalents, short-term and long-term investments as of March 31, 2023 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$70,413	$3	$(610)	$69,806
Certificates of deposit(2)	2,190	—	(41)	2,149
Commercial and corporate obligations(3)	58,416	3	(555)	57,864
U.S. Treasury securities(4)	303,559	72	(1,932)	301,699
Total available for sale investments	$434,578	$78	$(3,138)	$431,518
(1)    Of our outstanding agency securities, $62.8 million have maturity dates of less than one year and $7.0 million have maturity dates between one to two years as of March 31, 2023.
(2)    Of our outstanding certificates of deposit, $1.9 million have maturity dates of less than one year and $0.2 million have a maturity date of between one to two years as of March 31, 2023.
(3)    Of our outstanding commercial and corporate obligations, $48.0 million have maturity dates of less than one year and $9.9 million have a maturity date of between one to two years as of March 31, 2023.
(4)    Of our outstanding U.S. Treasury securities, $223.9 million have maturity dates of less than one year and $77.8 million have a maturity date of between one to two years as of March 31, 2023.
The aggregate market value, cost basis, and gross unrealized gains and losses of available for sale investments by security type, classified in short-term and long-term investments as of December 31, 2022 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$75,504	$11	$(913)	$74,602
Certificates of deposit(2)	2,915	—	(59)	2,856
Commercial and corporate obligations(3)	61,791	8	(916)	60,883
US Treasury securities(4)	377,697	19	(3,189)	374,527
Total available for sale investments	$517,907	$38	$(5,077)	$512,868
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
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2023 and December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$44,522	$(275)	$20,199	$(335)	$64,721	$(610)
Commercial and corporate obligations	31,505	(314)	25,367	(241)	56,872	(555)
Certificates of deposit	484	(10)	1,665	(31)	2,149	(41)
US Treasury Securities	139,861	(1,006)	63,721	(926)	203,582	(1,932)
Total	$216,372	$(1,605)	$110,952	$(1,533)	$327,324	$(3,138)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$61,117	$(843)	$3,437	$(70)	$64,554	$(913)
Certificates of Deposit	481	(10)	2,375	(49)	2,856	(59)
Commercial and corporate obligations	44,213	(624)	14,778	(292)	58,991	(916)
US Treasury Securities	298,575	(2,667)	41,937	(522)	340,513	(3,189)
Total	$404,386	$(4,144)	$62,527	$(933)	$466,914	$(5,077)
As of March 31, 2023 and December 31, 2022, unrealized losses on available-for-sale investments were $3.1 million and $5.1 million, respectively, with unrealized losses of $1.5 million, on available for sale investments that were in an unrealized loss position for greater than 12 months as of March 31, 2023. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, accordingly, no allowance for credit losses was recorded.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 27,018,197 shares were issued and outstanding as of March 31, 2023.
Stock Repurchase Program
In January 2023, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to $50.0 million of our outstanding common stock, par value $0.001 per share.
The shares of common stock may be repurchased from time to time, in open market transactions, or other means in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-18 of the Exchange Act. The timing, number of shares repurchased, and prices paid for the stock under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. The Repurchase Program will expire on December 31, 2023, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of common stock.
The following table presents the repurchase activity through March 31, 2023:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
First Quarter 2023	1,589,424	$24.19	$38,456
The repurchased common stock was subsequently retired after the repurchase and the par value of the shares was charged to common stock. The excess of the repurchase price over the par value was applied against additional paid in capital. As of March 31, 2023, $11.5 million remained available for future shares of common stock to be repurchased under the Repurchase Program.
In May 2023, we completed the Repurchase Program, and the second quarter activity is presented in Subsequent Events - Note 10.
Open Market Sales Agreement
In November 2022, we entered into the Cowen Sales Agreement with Cowen and Company, LLC, through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen and Company, LLC as our sales agent. As of March 31, 2023, we had sold no shares under this agreement.
8. Equity Incentive Plans
2017 Equity Incentive Plan
In January 2017, our board of directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan will be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The 2017 Plan automatically increased by 1,140,527 shares as of January 1, 2023. As of March 31, 2023, 2,392,572 shares were available for future issuance.
Employee Stock Purchase Plan
In January 2017, our board of directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan or the ESPP. In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our board of directors. The ESPP automatically increased by 285,131 shares as of January 1, 2023. As of March 31, 2023, 49,967 shares have been issued under the ESPP. As of March 31, 2023, 1,782,873 shares were available for future issuance under the ESPP.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the three months ended March 31, 2023 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	3,673,208	$32.04	6.28	$18,686
Granted	1,091,455	$23.25
Exercises	(55,158)	$22.16
Forfeitures and cancellations	(424,238)	$27.87
Outstanding at March 31, 2023	4,285,267	$30.34	7.42	$5,390
Exercisable at March 31, 2023	2,000,802	$36.07	5.42	$4,553
Total cash received from the exercise of stock options was approximately $1.3 million during the three months ended March 31, 2023.
Time-based Restricted Stock Units
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

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	1,028,843	$26.14	1.17	$31,884
Granted	394,825	$23.24
Released	(39,300)	$24.10
Forfeitures and cancellations	(16,845)	$23.50
Outstanding at March 31, 2023	1,367,523	$25.39	1.31	$29,757
RSU expected to vest at March 31, 2023	1,367,523	$25.39	1.31	$29,757
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

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.7%	2.0%
Expected volatility	86.5%	88.5%
Expected dividend yield	—%	—%
Expected term (in years)	5.65	6.18
Weighted-average grant date fair value per share	$16.88	$22.63
We determine the appropriate risk-free interest rate, expected term for employee stock-based awards, contractual term for non-employee stock-based awards, and volatility assumptions. The weighted-average expected option term for employee and non-employee stock-based awards reflects the historical option term for 2023 and the simplified life method for 2022, which defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Expected volatility incorporates the historical volatility of our stock price. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected or contractual term of the stock-based payment awards. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	$2,770	$1,656
General and administrative	6,090	6,086
Total	$8,860	$7,742
On March 20, 2022, our then Chief Executive Officer (“former CEO”), resigned by mutual agreement with the Board of Directors. In connection with his separation agreement, we modified certain equity awards and recognized approximately $3.2 million in non-cash stock-based compensation expense. Given the former CEO had substantially rendered the required services per his separation agreement, we recorded the full expense related to the modification in the period ending March 31, 2022. Additionally, on March 21, 2022, we awarded our newly appointed Interim President and Chief Executive Officer RSUs for 887,043 shares of the Company’s common stock. The fair value of the award will be recognized as part of compensation cost, occurring ratably over the stated 24-month requisite service period. During the three months ended March 31, 2023 and 2022, we recognized $2.9 million and $0.3 million, respectively, of non-cash stock-based compensation cost related to the award.
At March 31, 2023, there was $39.2 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.82 years, $21.7 million of unrecognized cost related to unvested RSU awards, which is expected to be recognized over a period of 1.72 years and $0.1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a remaining weighted-average vesting period of 0.12 years.
9. Commitments and Contingencies
Operating Leases
On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the ROU asset and lease liability. The monthly base rent was initially $4.20 per rentable square foot and is increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of March 31, 2023, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.
Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 8.4 years.
The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Three Months Ended March 31,
Leases	Classification on the Cash Flow	2023	2022
Operating lease cost	Operating	$619	$619
Cash paid for amounts included in the measurement of lease liabilities	Operating	585	568
At March 31, 2023, the future minimum annual obligations for the Company’s operating lease liabilities are as follows (in thousands):

Years Ending December 31,
2023	$1,801
2024	2,457
2025	2,531
2026	2,607
2027	2,685
Thereafter	10,554
Total minimum payments required	22,635
Less imputed interest	(3,576)
Total	$19,059
10. Subsequent Events
Stock Repurchase Program
In May 2023, we completed the Repurchase Program.
The following table presents the repurchase activity subsequent to March 31, 2023 and through May 5, 2023.

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
Second Quarter 2023	534,790	$21.59	$11,544

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the three months ended March 31, 2023, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements.”
Overview
We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. We are developing immune cell modulating antibodies, including two wholly owned checkpoint agonists in clinical-stage development, for autoimmune and inflammatory disease: rosnilimab, our PD-1 agonist, previously referred to as ANB030, in a planned Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”); and ANB032, our BTLA agonist, currently in a Phase 2b trial for the treatment of moderate-to-severe atopic dermatitis (“AD”). We also have other preclinical immune cell modulator candidates in our portfolio, including ANB033, an anti-CD122 antagonist antibody for the treatment of autoimmune and inflammatory diseases. In addition, we have developed two cytokine antagonists that we are exploring options for out-licensing: imsidolimab, our anti-IL-36R antibody, in a Phase 3 trial for the treatment of generalized pustular psoriasis (“GPP”), and etokimab, our anti-IL-33 antagonist that is Phase 2/3 ready. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immune-oncology, including an anti-PD-1 antagonist antibody (JEMPERLI (dostarlimab-gxly)), an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889) and an anti-LAG-3 antagonist antibody (GSK4074386). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK.
Our Wholly Owned Product Candidate Pipeline
Our immune cell modulating antibodies, including anti-inflammatory checkpoint agonists for PD-1 and BTLA, treat inflammatory disorders by down regulating immune responses mediated by multiple immune cell types including T cells, B cells, and dendritic cells. We believe these molecules have potential applicability across a broad range of autoimmune and inflammatory disorders including dermatology, rheumatology, gastroenterology, respiratory, and neurology therapeutic areas.
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
We plan to conduct a randomized placebo-controlled multi-hundred patient global Phase 2b trial assessing three dose levels of subcutaneously administrated rosnilimab in moderate-to-severe RA for up to six months on well-established endpoints including ACR 20/50/70 and DAS28. We expect to initiate this trial in the third quarter of 2023 with top-line interim data anticipated by mid-year 2025. We also plan to conduct a second global Phase 2 trial, in an indication to be announced, with trial initiation anticipated by the end of 2023.
During the fourth quarter of 2021, we initiated AZURE, a randomized placebo-controlled 45-patient Phase 2 trial of rosnilimab in moderate-to-severe alopecia areata patients. We conducted an interim review of blinded data in December 2022 which demonstrated robust reductions in peripheral PD-1+ T cells, including PD-1 high T cells reduction of >80%, across blinded pooled rosnilimab patients and placebo patients, which is consistent with observations in the healthy volunteer Phase 1 trial of >90% in rosnilimab treated patients. The blinded data suggests rosnilimab administration was generally safe and well tolerated. Interim results suggest that target improvement in severity of alopecia tool (SALT) was not achieved potentially due to an inadequate tested dose level, limited duration of treatment, and/or complexity of disease biology including the hair growth cycle. Further development in alopecia areata will not be pursued. The unblinded final results will be available in the second half of 2023.
ANB032
ANB032 is designed to augment BTLA signaling, which is broadly applicable to human inflammatory diseases associated with lymphoid and myeloid immune cell dysregulation. Genetic studies have demonstrated that BTLA pathway mutations increase human susceptibility to multiple autoimmune diseases, and insufficient BTLA signaling can lead to dysregulated T or B cell responses and changes in the function of dendritic cells. BTLA modulates signaling of HVEM, governing HVEM’s interaction with its natural ligands, including LIGHT. Polymorphisms in BTLA or molecules in the BTLA pathway such as HVEM are associated with inflammatory diseases, including aberrant T cell activity, B cell activity and dysregulation of downstream humoral immune responses (IgE, IgG secretion). Similarly, BTLA knockout animals have spontaneous or enhanced severity of inflammatory disease, demonstrating aberrant T cell activity, B cell activity and dysregulation of pathogenic antibody responses upon immunization. ANB032 is anticipated to down-modulate the activity of T cells, B cells and dendritic cells via several potential mechanisms: BTLA agonistic activity, stabilization of the interaction of BTLA and HVEM in cis which prevents pro-inflammatory signaling mediated by HVEM ligands such as LIGHT, and abrogation of pro-inflammatory HVEM signaling mediated by BTLA in trans.
We announced positive top-line data from a healthy volunteer Phase 1 trial of ANB032, under a CTN, in April 2022. A total of 96 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where single ascending dose (SAD) cohorts received subcutaneous or IV single doses of ANB032 or placebo, while multiple ascending dose (MAD) cohorts received four weekly subcutaneous doses of ANB032 or placebo. ANB032 was generally well-tolerated and no dose limiting toxicities were observed. No serious adverse events were reported. ANB032 demonstrated a favorable pharmacokinetic profile with an estimated two-week half-life for subcutaneous and IV routes of administration. Full BTLA receptor occupancy was observed rapidly and was maintained for at least 30 days.
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
We are currently in a randomized placebo-controlled 160 patient Phase 2b trial assessing three dose levels of subcutaneously administrated ANB032 in moderate-to-severe AD for 12 weeks on well-established endpoints including EASI75 and IGA 0/1. We anticipate reporting top-line interim data from this trial by the end of 2024.
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
Etokimab
Etokimab inhibits IL-33 function and acts upstream of key cell types involved in atopy and the subsequent release of Th2 cytokines. IL-33 is a pro-inflammatory cytokine that signals through the ST2 receptor, which multiple studies suggest serves as a central mediator of various immune responses leading to Th2-type inflammatory disorders, including asthma, COPD, atopic and epithelial diseases. Individuals with asthma symptoms express higher levels of IL-33 than healthy control subjects. IL-33 initiates a diverse array of cellular immune responses, including the activation of mast cells, basophils and eosinophils, leading to production of downstream cytokines, such as IL-4, IL-5 and IL-13, which are associated with atopic diseases. IL-33 also acts on Th2 effector cells and Innate Lymphoid Cell Type 2 (ILC2), two types of white blood cells that initiate and orchestrate atopic responses. We have no ongoing clinical trials of etokimab and announced in January 2023 that etokimab is available to out-license.

The following table summarizes certain key information about our wholly owned product candidates:
Collaborative Programs
Multiple Company-discovered antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with GSK.
Under the GSK Agreement, a Biologics License Application (BLA) for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called JEMPERLI (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (dMMREC). In February 2023, the FDA granted full approval for this indication (from an accelerated approval). In addition, in April 2021 the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (EU) for JEMPERLI for use in women with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen. A second FDA approval was received in August 2021 for JEMPERLI in pan-deficient mismatch repair tumors (PdMMRT). JEMPERLI is currently in Phase 3 trials for various solid tumor indications, including a trial in first-line advanced/recurrent endometrial cancer, which reported positive Phase 3 data and has resulted in an MAA filing with the EMA, and a trial in first-line ovarian cancer.
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

Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through March 31, 2023, we have recognized $239.5 million in revenue from our collaborators.
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

Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023.
Results of Operations - Comparison of the Three Months Ended March 31, 2023 and 2022
Collaboration Revenue
Collaboration revenue consists of both milestone payments under the collaborations, and royalty payments. We recognized $0 in milestone revenue during each of the three months ended March 31, 2023 and 2022. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Royalty revenue is a function of our partners' product sales and the applicable royalty rate. During the three months ended March 31, 2023 and 2022, we recognized $1.4 million and $1.0 million, respectively, related to the net sales of GSK’s Zejula and JEMPERLI, which we estimate based on GSK’s prior sales experience. All royalty revenue related to Zejula global net sales starting July 2022 are paid directly to a wholly owned subsidiary of DRI Healthcare Trust pursuant to the Zejula Royalty Monetization Agreement. For more information see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.
Research and Development Expenses
Research and development expenses were $35.0 million during the three months ended March 31, 2023 compared to $22.5 million during the three months ended March 31, 2022 for an increase of $12.5 million, primarily due to a $8.5 million increase in outside services for manufacturing expenses, $1.7 million increase in clinical expenses, $1.5 million increase in salaries and related expenses, including stock compensation expense, and $0.8 million increase in other research and development expenses.
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

	Three Months Ended March 31,
(in thousands)	2023	2022	Increase/(Decrease)
External Costs
Imsidolimab	$15,463	$10,489	$4,974
Rosnilimab	2,605	1,544	1,061
ANB032	2,536	433	2,103
Preclinical and other unallocated costs	6,236	3,408	2,828
Total External Costs	26,840	15,874	10,966
Internal Costs	8,117	6,642	1,475
Total Costs	$34,957	$22,516	$12,441
General and Administrative Expenses
General and administrative expenses were $10.8 million during the three months ended March 31, 2023 compared to $10.2 million during the three months ended March 31, 2022 for an increase of $0.6 million.
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
Non-cash Interest Expense for the Sale of Future Royalties
Non-cash interest expense was $4.3 million and $4.9 million during the three months ended March 31, 2023 and 2022, respectively. The decrease in non-cash interest expense is due to a change in the expected timing for Sagard to be paid per the JEMPERLI Royalty Monetization Agreement, partially offset by interest recognized on the liability related to Zejula Royalty Monetization Agreement that was completed in September 2022.
Interest Income
Interest income was $4.5 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively, which primarily related to our short-term and long-term investments. The increase in interest income is due to higher interest rates earned on investments during the three months ended March 31, 2023.
Other (Expense) Income, Net
Other expense, net was less than $0.1 million for the three months ended March 31, 2023 and other income, net was less than $0.1 million for the three months ended March 31, 2022, which primarily related to foreign exchange transactions with our foreign CROs and CMOs.
Liquidity and Capital Resources
From our inception through March 31, 2023, we have received an aggregate of $1.2 billion to fund our operations, which included $635.9 million from the sale of equity securities, $285.0 million from the sale of future royalties, and $234.2 million from our collaboration agreements. As of March 31, 2023, we had $526.1 million in cash, cash equivalents and investments.
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
Additionally, on January 13, 2023, our board of directors authorized a stock repurchase program (the “Repurchase Program”), whereby we may purchase up to $50.0 million in shares of our common stock.
The following table presents the repurchase activity through March 31, 2023:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
First Quarter 2023	1,589,424	$24.19	$38,456
In May 2023 we completed the Repurchase Program, and the second quarter activity is presented in Subsequent Events — Note 10 in the accompanying notes to the consolidated financial statements.
Cash, cash equivalents and investments totaled $526.1 million as of March 31, 2023, compared to $584.2 million as of December 31, 2022. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next twelve months from the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(24,568)	$(21,014)
Investing activities	85,396	(312,912)
Financing activities	(37,574)	4,609
Net increase (decrease) in cash and cash equivalents	$23,254	$(329,317)
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2023 of $24.6 million was primarily due to our net loss of $44.3 million, adjusted for addbacks for non-cash expenses of $11.2 million, which includes stock-based compensation, amortization of operating right-of-use assets and liabilities, non-cash interest expense, and income from marketable securities and increases in working capital of $8.5 million. Net cash used in operating activities during the three months ended March 31, 2022 of $21.0 million was primarily due to our net loss of $36.3 million, adjusted for addbacks for non-cash expenses of $13.0 million, which includes stock-based compensation, amortization of operating right-of-use assets and liabilities, non-cash interest expense, and income from marketable securities and increases in working capital of $2.3 million.
Investing Activities
Net cash provided by (used in) investing activities during the three months ended March 31, 2023 and 2022 of $85.4 million and $(312.9) million, respectively, primarily relates to the timing of sales, maturities and purchases of our investments.
Financing Activities
The net cash (used in) provided by financing activities during the three months ended March 31, 2023 of $(37.6) million was primarily related to $37.5 million paid for repurchases and retirements of common stock, $1.3 million for repayments of the liability for the sale of future royalties, offset by $1.3 million of cash received for the issuance of common stock. The net cash provided by financing activities during the three months ended March 31, 2022 of $4.6 million primarily related to the issuance of common stock.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2023, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K filed with the SEC on March 1, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of March 31, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•Political, economic, or public health events, such as the COVID-19 pandemic may have a material impact on the U.S. and global economies and could have a material adverse impact on our employees, contractors, and patients, which could adversely and materially impact our business, financial condition, and results of operations.
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
We are developing therapeutic antibodies, including our wholly owned product candidates, as well as other programs that are being developed by our collaborators. However, all of our wholly owned and most of partnered product candidates are in various stages of development, and, for a wide variety of reasons discussed below, may fail in development or suffer delays that adversely affect their commercial viability.
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
Our operations to date have been largely limited to financing and staffing our company, developing our technology, and developing our wholly owned product candidates and other product candidates in partnerships with our collaborators. As a company, we have only very limited experience conducting pivotal Phase 3 clinical trials and have not had previous experience commercializing product candidates, including submitting a BLA to the FDA. In part because of this lack of experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized. Clinical trials and commercializing our wholly owned product candidates will require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs, consultants or collaborators. Relying on third-party clinical investigators, CROs or collaborators may result in delays that are outside of our control.
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
For our anti-PD-1 agonist antibody program, our competitors include other anti-PD-1 agonist antibodies peresolimab (Eli Lilly) in Phase 2b development for the treatment of rheumatoid arthritis, JNJ-67484703 (Janssen) in Phase 2 development for the treatment of atopic dermatitis, a PD-1 agonist antibody (Boehringer Ingelheim) in Phase 1 development, PT627 and PT001 (Pandion Therapeutics, which has been acquired by Merck) in preclinical development, and MB151 (MiroBio, which has been acquired by Gilead) in preclinical development. Our competitors in moderate-to-severe rheumatoid arthritis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie), IL-6 (Actemra; Roche and Kevzara; Regeneron), CD-80/86 (Orencia; BMS), CD-20 (Rituxan; Roche), and janus kinase inhibitors (Rinvoq; AbbVie, Olumiant; Eli Lilly, and Xeljanz; Pfizer).
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
Political, economic, or public health events, such as the COVID-19 pandemic and related mitigation measures or actual or perceived instability in the U.S. and global banking systems, have had, and may continue to have, an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which any political, economic or public health event impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. For the three months ended March 31, 2023, we had $1.4 million in collaboration revenue and a net loss of $44.3 million. For the three months ended March 31, 2022, we had $1.0 million in collaboration revenue and a net loss of $36.3 million. As of March 31, 2023, we had an accumulated deficit of $494.7 million.
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
If we need to conduct additional fundraising activities and we do not raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects. Adverse macro-economic conditions, including volatility in equity capital markets, rising interest rates, actual or perceived instability in the U.S. and global banking systems, and fluctuations in foreign exchange rates, could prevent us from raising additional capital in sufficient amounts or on terms acceptable to us or at all. Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including:
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
State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the collection and use of health data in the EU is governed by the General Data Protection Regulation (“GDPR”), which became fully applicable in May 2018. The GDPR extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. The GDPR is complex, and guidance, interpretation and application under the GDPR are still developing. Failure to comply with the GDPR may result in substantial fines and other administrative penalties of up to the greater of €20 million or 4% of worldwide revenue. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. The pending EU ePrivacy Regulation is also expected to establish new requirements applicable to the handling of personal data and imposes penalties for non-compliance. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the European Economic Area to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. For example, in July 2016, the European Commission adopted the EU-U.S. Privacy Shield Framework (the “Privacy Shield Framework”), which replaced the prior U.S. Safe Harbor scheme. On July 16, 2020, the Court of Justice of the European Union issued a decision, known as Schrems II, that declared the Privacy Shield Framework invalid. The Schrems II decision also resulted in substantial additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of Europe. The European Commission has also adopted new standard contractual clauses that impose substantial additional obligations on the companies that wish to use the clauses as the basis for their data transfers. Following the UK’s exit from the European Union, the UK government transposed the General Data Protection Regulation into UK national law, thereby creating the “UK GDPR.” The UK made a number of technical changes to GDPR under the Data Protection, Privacy and Electronic Communications Regulation 2019. The UK Data Protection Act 2018 (“Data Protection Act”) also remains in place as a national data protection law that supplements UK GDPR. Additionally, California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA is now in effect as of January 1, 2023 with enforcement beginning on July 1, 2023, subject to regulations promulgated through a newly created enforcement agency called the California Privacy Protection Agency (“CPPA”). The CCPA provides California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed including by California residents’ employers. The CCPA and CPRA provide California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Comparable consumer privacy laws are set to take effect in 2023 in several other states. Generally, in recent years that has been a trend towards countries adopting stricter forms of data protection legislation, such as China’s Personal Information Protection Law, which went into effect in November 2021. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA and other U.S., EU and worldwide laws may impose onerous requirements on our business and, if our efforts to comply with such laws are not successful, our business could be adversely affected.
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
Because we collaborate with various collaborators on the development and commercialization of one or more of our product candidates and because we rely on third parties to manufacture our product candidates, we must, at times, share trade secrets with them. We seek to protect our wholly owned technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business.
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
Our commercial success depends upon our ability, and the ability of our licensors, licensees and collaborators, to develop, manufacture, market and sell our product candidates and use our and our licensors’, licensees’ or collaborators’ wholly owned technologies without infringing the proprietary rights of third parties. A third party may hold intellectual property, including patent rights that are important or necessary to the development of our products. As a result, we are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we have in-licensed the rights to certain intellectual property relating to SHM under our in-license agreement with the Medical Research Council, which is the subject of issued patents and pending patent applications in certain countries. If we fail to comply with the obligations under these agreements, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.
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
•market conditions in the biotechnology sector; and
•general economic uncertainty and capital markets disruptions, which have been substantially impacted by geopolitical instability due to the ongoing military conflict in Ukraine, actual or perceived instability in the U.S. and global banking systems, and rising interest rates and inflation.
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
Our cash and investments could be adversely affected if the financial institutions in which we hold our cash and investments fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. Further, if we enter into a credit, loan or other similar facility with a financial institution, certain covenants included in such facility may require as security that we keep a significant portion of our cash with the institution providing such facility. If a depository institution where we maintain deposits fails or is subject to adverse conditions in the financial or credit markets, we may not be able to recover all, if any, of our deposits, which could adversely impact our operating liquidity and financial performance.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
On January 13, 2023, our board of directors approved a Repurchase Program to repurchase up to $50.0 million of shares of our outstanding common stock, par value $0.001 per share. The Repurchase Program was completed in May 2023. The following table contains information with respect to repurchases made by us during the five months ended May 5, 2023:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 13, 2023 - January 31, 2023	191,106	$24.39	191,106	$45,340
February 1, 2023 - February 28, 2023	702,655	$25.50	702,655	$27,425
March 1, 2023 - March 31, 2023	695,663	$22.83	695,663	$11,544
April 1, 2023 - April 30, 2023	386,963	$21.70	386,963	$3,147
May 1, 2023 - May 5, 2023	147,827	$21.29	147,827	$—
	2,124,214		2,124,214
Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Eric Loumeau Amended and Restated Employment Agreement
Effective May 8, 2023 the Compensation Committee of the Board of Directors agreed to amend and restate Eric Loumeau’s employment agreement with the Company (the “A&R Employment Agreement”), dated July 15, 2020, as amended and restated on April 25, 2022. Pursuant to the A&R Employment Agreement (i) Mr. Loumeau’s title changed from Chief Operating Officer and General Counsel to Chief Legal Officer and (ii) his target annual bonus percentage was set at 40%. Mr. Loumeau’s compensation terms were otherwise unchanged.
Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.25	Loumeau Amended and Restated Employment Agreement
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Report Instance Document - The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - (formatted in Inline XBRL and contained in Exhibit 101)

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

AnaptysBio, Inc.

Date:	May 11, 2023	By:	/s/ Daniel Faga
Daniel Faga
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2023	By:	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)