Form 10-Q
period 2023-06-30
ANAPTYSBIO, INC
filed 2023-08-07
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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

As of August 2, 2023, there were 26,545,578 shares of the Registrant’s Common Stock outstanding.

AnaptysBio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value data)
(unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$35,206	$71,308
Receivables from collaborative partners	3,182	1,419
Short-term investments	394,280	369,933
Prepaid expenses and other current assets	5,867	4,545
Total current assets	438,535	447,205
Property and equipment, net	2,023	2,089
Operating lease right-of-use assets	17,047	17,898
Long-term investments	59,239	142,935
Other long-term assets	256	256
Total assets	$517,100	$610,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,761	$2,784
Accrued expenses	35,164	21,633
Current portion of operating lease liability	1,706	1,637
Total current liabilities	41,631	26,054
Liability related to sale of future royalties	310,073	304,413
Operating lease liability, net of current portion	16,946	17,813
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 26,531 shares and 28,513 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	27	29
Additional paid in capital	686,611	717,797
Accumulated other comprehensive loss	(3,611)	(5,246)
Accumulated deficit	(534,577)	(450,477)
Total stockholders’ equity	148,450	262,103
Total liabilities and stockholders’ equity	$517,100	$610,383
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$3,460	$1,216	$4,834	$2,186
Operating expenses:
Research and development	32,923	20,844	67,880	43,360
General and administrative	10,680	8,171	21,498	18,374
Total operating expenses	43,603	29,015	89,378	61,734
Loss from operations	(40,143)	(27,799)	(84,544)	(59,548)
Other income (expense), net:
Interest income	4,653	1,107	9,139	1,449
Non-cash interest expense for the sale of future royalties	(4,358)	(5,868)	(8,694)	(10,722)
Other income (expense), net	3	6	(1)	12
Total other income (expense), net	298	(4,755)	444	(9,261)
Net loss	(39,845)	(32,554)	(84,100)	(68,809)
Unrealized (loss) gain on available for sale securities	(344)	(1,427)	1,635	(3,439)
Comprehensive loss	$(40,189)	$(33,981)	$(82,465)	$(72,248)
Net loss per common share:
Basic and diluted	$(1.50)	$(1.15)	$(3.08)	$(2.46)
Weighted-average number of shares outstanding:
Basic and diluted	26,629	28,204	27,288	27,960
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	28,513	$29	$717,797	$(5,246)	$(450,477)	$262,103
Issuance of common stock from exercises of options and employee stock purchase plan	55	—	1,222	—	—	1,222
Issuance of common stock upon vesting of restricted stock units	39	—	—	—	—	—
Repurchases and retirements of common stock	(1,589)	(2)	(38,814)	—	—	(38,816)
Stock-based compensation	—	—	8,860	—	—	8,860
Comprehensive gain, net	—	—	—	1,979	—	1,979
Net loss	—	—	—	—	(44,255)	(44,255)
Balance, March 31, 2023	27,018	27	689,065	(3,267)	(494,732)	191,093
Issuance of common stock from exercises of options and employee stock purchase plan	48	—	775	—	—	775
Repurchases and retirements of common stock	(535)	—	(11,656)	—	—	(11,656)
Stock-based compensation	—	—	8,427	—	—	8,427
Comprehensive loss, net	—	—	—	(344)	—	(344)
Net loss	—	—	—	—	(39,845)	(39,845)
Balance, June 30, 2023	26,531	$27	$686,611	$(3,611)	$(534,577)	$148,450
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

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,100)	$(68,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329	325
Stock-based compensation	17,287	14,400
Accretion/amortization of investments, net	(4,374)	—
Amortization of right-of-use assets – operating	851	819
Non-cash interest expense	8,694	10,722
Changes in operating assets and liabilities:
Receivables from collaborative partners	(1,763)	(157)
Prepaid expenses and other assets	(1,241)	(5,339)
Accounts payable and other liabilities	15,138	3,611
Operating lease liabilities	(798)	(733)
Net cash used in operating activities	(49,977)	(45,161)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(167,564)	(494,795)
Sales and maturities of investments	232,870	111,020
Purchases of property and equipment	(365)	(133)
Net cash provided by (used in) investing activities	64,941	(383,908)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,048	5,709
Repurchase and retirements of common stock	(50,000)	—
Repayment of liability for sale of future royalties	(3,071)	(666)
Payments for debt issuance costs	(43)	(2)
Net cash (used in) provided by financing activities	(51,066)	5,041
Net decrease in cash and cash equivalents	(36,102)	(424,028)
Cash, cash equivalents and restricted cash, beginning of period	71,308	495,729
Cash, cash equivalents and restricted cash, end of period	$35,206	$71,701
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$52	$—
Amounts accrued for issuance costs related to the sale of future royalties	$—	$128
Amounts accrued for repurchases of common stock	$472	$—
Receivable related to issuance of common stock, upon exercise of stock options	$(51)	$17
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
Since our inception, we have devoted our primary effort to research and development activities. Our financial support has been provided primarily from the sale of our common stock, royalty monetizations, as well as through funds received under our collaborative research and development agreements. Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. AnaptysBio management believes our currently available resources will provide sufficient funds to enable us to meet our operating plans for at least the next twelve months from the issuance of our consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K.
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
The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Options to purchase common stock	4,332	3,905	4,443	3,947
Restricted Stock Units	413	—	425	34
Total	4,745	3,905	4,868	3,981
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment, net
Property and equipment, net consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Laboratory equipment	$6,120	$5,869
Office furniture and equipment	1,605	1,593
Leasehold improvements	203	203
Property and equipment, gross	7,928	7,665
Less: accumulated depreciation and amortization	(5,905)	(5,576)
Total property and equipment, net	$2,023	$2,089

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accrued compensation and related expenses	$4,045	$5,379
Accrued professional fees	1,314	607
Accrued research, development and manufacturing expenses	29,164	15,351
Accrued for repurchases of common stock	472	—
Other	169	296
Total accrued expenses	$35,164	$21,633

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
As of June 30, 2023, the transaction price for the GSK Agreement and Amendment includes the upfront payment, research reimbursement revenue, one-time payment associated with the Amendment, and milestones and royalties earned to date, which are allocated in their entirety to the single performance obligation.
We recognized $3.5 million and $4.8 million in royalty revenue during the three and six months ended June 30, 2023 related to GSK’s net sales of Zejula and Jemperli during the period which we estimate based on either GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the three and six months ended June 30, 2023, $2.8 million and $3.3 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement and $0.7 million and $1.5 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement, each of such agreements as described in Note 5. We recognized $1.2 million and $2.2 million in royalty revenue during the three and six months ended June 30, 2022, related to GSK’s net sales of Zejula and Jemperli during the period based on GSK’s prior sales experience. Of the royalty revenue recognized during the three and six months ended June 30, 2022, $0.6 million and $0.9 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement and $0.6 million and $1.3 million is Zejula revenue prior to the Zejula Royalty Monetization Agreement. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter. All royalty revenue related to Zejula global net sales starting July 2022 are paid directly to a wholly owned subsidiary of DRI Healthcare Trust pursuant to the Zejula Royalty Monetization Agreement, as described in Note 5.
No clinical milestones were recognized during the three and six months ended June 30, 2023 and 2022. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Milestones under the GSK Agreement are as follows:

	Anti-PD-1 (Jemperli/Dostarlimab)		Anti-TIM-3 (GSK4069889A/Cobolimab)		Anti-LAG-3 (GSK40974386)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15	$1.0M	Q3'16
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16	$4.0M	Q2'17
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17	$3.0M	Q4'19
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	$5.0M	Q4'22	$5.0M	—
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	$5.0M	—	$5.0M	—
Filing of the first BLA(1) - first indication	$10.0M	Q1'20	$10.0M	—	$10.0M	—
Filing of the first MAA(2) - first indication	$5.0M	Q1'20	$5.0M	—	$5.0M	—
Filing of the first BLA - second indication	$10.0M	Q1'21	$10.0M	—	$10.0M	—
First BLA approval - first indication	$20.0M	Q2'21	$20.0M	—	$20.0M	—
First MAA approval - first indication	$10.0M	Q2'21	$10.0M	—	$10.0M	—
First BLA approval - second indication	$20.0M	Q3'21	$20.0M	—	$20.0M	—
Filing of the first MAA - second indication(3)	$5.0M	—	$5.0M	—	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—	$10.0M	—	$10.0M	—
First commercial sales milestone(3)	$15.0M	—	$15.0M	—	$15.0M	—
Second commercial sales milestone(3)	$25.0M	—	$25.0M	—	$25.0M	—
Third commercial sales milestone(3)	$50.0M	—	$50.0M	—	$50.0M	—
Fourth commercial sales milestone	$75.0M	—	$75.0M	—	$75.0M	—

Milestones recognized through June 30, 2023	$93.0M	—	$13.0M	—	$8.0M	—
Milestones that may be recognized in the future	$180.0M	—	$260.0M	—	$265.0M	—
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
5. Sale of Future Royalties
Jemperli Royalty Monetization Agreement
In October 2021, we signed a royalty monetization agreement (“Jemperli Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners, LP (“Sagard”). Under the terms of the Jemperli Royalty Monetization Agreement, we received $250.0 million in exchange for royalties and milestones payable to us under our GSK collaboration on annual global net sales of Jemperli below $1.0 billion starting in October 2021 (not including any combination products that contain both Jemperli and another Development Antibody). The aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Royalty Monetization Agreement is capped at certain fixed multiples of the upfront payment based on time. Once Sagard receives an aggregate amount of either $312.5 million (125% of the upfront) by the end of 2026, or $337.5 million (135% of the upfront) during 2027, or $412.5 million (165% of the upfront) at any time after 2027, the Jemperli Royalty Monetization Agreement will expire resulting in us regaining all subsequent Jemperli royalties and milestones. As of June 30, 2023, Sagard has received a total of $3.4 million in royalties and milestones.

The Jemperli Royalty Monetization Agreement includes a call option pursuant to which at any time after December 1, 2024, we may reacquire our interest in the specified royalties by paying Sagard (in cash) a specified amount as described in the Jemperli Royalty Monetization Agreement. The exercise of this call option is at our sole discretion, which we currently do not anticipate exercising.
The proceeds received from Sagard of $250.0 million were recorded as a liability, net of transaction costs of $0.4 million, which will be amortized over the estimated life of the arrangement using the effective interest rate method. The aggregate future estimated payments, less the $249.6 million, net of proceeds, will be recognized as non-cash interest expense over the life of the agreement. Royalty and milestone revenue will be recognized as earned on net sales of Jemperli, and these payments to Sagard will be recorded as a reduction of the liability when paid. As such payments are made to Sagard, the balance of the liability will be effectively repaid over the life of the Jemperli Royalty Monetization Agreement.
We estimate the effective interest rate used to record non-cash interest expense under the Jemperli Royalty Monetization Agreement based on the estimate of future royalty payments to be received by Sagard. As of June 30, 2023, the estimated effective rate under the agreement was 6.1%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized Jemperli non-cash royalty revenue of approximately $2.8 million and $3.3 million for the three and six months ended June 30, 2023, respectively, and $0.6 million and $0.9 million for the three and six months ended June 30, 2022, respectively, and non-cash interest expense of approximately $4.2 million and $8.1 million for the three and six months ended June 30, 2023, and $5.9 million and $10.7 million for the three and six months ended June 30, 2022, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the six months ended June 30, 2023:

(in thousands)	June 30, 2023
Liability related to sale of future Jemperli royalties and milestones - balance at 12/31/2022	$269,540
Issuance costs related to the sale of future royalties	37
Amortization of issuance costs	18
Royalty and milestone payments to Sagard	(1,589)
Non-cash interest expense recognized	8,096
Liability related to sale of future royalties and milestones - ending balance	$276,102
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

The proceeds received from DRI of $35.0 million were recorded as a liability, net of transaction costs of $0.2 million, which will be amortized over the estimated life of the arrangement using the effective interest rate method. Royalty revenue will be recognized as earned on net sales of Zejula, and these royalty payments to DRI will be recorded as a reduction of the liability when paid. The aggregate future estimated payments, less the $34.8 million, of net proceeds, will be recorded as non-cash interest expense over the life of the agreement. As such payments are made to DRI, the balance of the liability will be effectively repaid over the life of the Zejula Royalty Monetization Agreement.
We estimate the effective interest rate used to record non-cash interest expense under the Zejula Royalty Monetization Agreement based on the estimate of future royalty payments to be received by DRI. As of June 30, 2023, the estimated effective rate under the agreement was 2.2%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by DRI and the changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized Zejula non-cash royalty revenue of approximately $0.7 million and $1.5 million for the three and six months ended June 30, 2023, respectively, and $0.0 million for both the three and six months ended June 30, 2022, and non-cash interest expense of approximately $0.2 million and $0.6 million for the three and six months ended June 30, 2023, respectively, and $0.0 million for both the three and six months ended June 30, 2022. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the six months ended June 30, 2023:

(in thousands)	June 30, 2023
Liability related to sale of future Zejula royalties and milestones - balance at 12/31/2022	$34,873
Amortization of issuance costs	14
Royalty and milestone payments to DRI	(1,482)
Non-cash interest expense recognized	566
Liability related to sale of future royalties and milestones - ending balance	$33,971
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2023
Money market funds(1)	$26,041	$26,041	$—	$—
Mutual funds(1)	7,746	7,746	—	—
U.S. Treasury securities(2)	349,053	349,053	—	—
Certificates of deposit(2)	1,917	—	1,917	—
Agency securities(2)	62,625	—	62,625	—
Commercial and corporate obligations(2)	39,924	—	39,924	—
At December 31, 2022
Money market funds(1)	$29,702	$29,702	$—	$—
Mutual funds(1)	41,812	41,812	—	—
U.S. Treasury securities(2)	374,527	374,527	—	—
Certificates of deposit(2)	2,856	—	2,856	—
Agency securities(2)	74,602	—	74,602	—
Commercial and corporate obligations(2)	60,883	—	60,883	—
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

Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available for sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available for sale investments by security type, classified in cash equivalents, short-term and long-term investments as of June 30, 2023 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$63,094	$—	$(469)	$62,625
Certificates of deposit(2)	1,940	—	(23)	1,917
Commercial and corporate obligations(3)	40,346	—	(422)	39,924
U.S. Treasury securities(4)	351,542	5	(2,494)	349,053
Total available for sale investments	$456,922	$5	$(3,408)	$453,519
(1)    Of our outstanding agency securities, $57.6 million have maturity dates of less than one year and $5.0 million have maturity dates between one to two years as of June 30, 2023.
(2)    Of our outstanding certificates of deposit, $1.9 million have maturity dates of less than one year and $0.0 million have a maturity date of between one to two years as of June 30, 2023.
(3)    Of our outstanding commercial and corporate obligations, $36.2 million have maturity dates of less than one year and $3.7 million have a maturity date of between one to two years as of June 30, 2023.
(4)    Of our outstanding U.S. Treasury securities, $298.5 million have maturity dates of less than one year and $50.6 million have a maturity date of between one to two years as of June 30, 2023.
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
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2023 and December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2023
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$49,811	$(249)	$12,814	$(220)	$62,625	$(469)
Commercial and corporate obligations	18,681	(149)	21,243	(273)	39,924	(422)
Certificates of deposit	—	—	1,917	(23)	1,917	(23)
US Treasury Securities	247,959	(1,477)	81,300	(1,017)	329,259	(2,494)
Total	$316,451	$(1,875)	$117,274	$(1,533)	$433,725	$(3,408)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$61,117	$(843)	$3,437	$(70)	$64,554	$(913)
Certificates of Deposit	481	(10)	2,375	(49)	2,856	(59)
Commercial and corporate obligations	44,213	(624)	14,778	(292)	58,991	(916)
US Treasury Securities	298,575	(2,667)	41,937	(522)	340,513	(3,189)
Total	$404,386	$(4,144)	$62,527	$(933)	$466,914	$(5,077)
As of June 30, 2023 and December 31, 2022, unrealized losses on available-for-sale investments were $3.4 million and $5.1 million, respectively, with unrealized losses of $1.5 million, on available for sale investments that were in an unrealized loss position for greater than 12 months as of June 30, 2023. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, accordingly, no allowance for credit losses was recorded.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 26,530,695 shares were issued and outstanding as of June 30, 2023.
Stock Repurchase Program
In January 2023, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to $50.0 million of our outstanding common stock, par value $0.001 per share. The Repurchase Program was completed in May 2023.
The following table presents the Repurchase Program activity through May 5, 2023, the end date of the Repurchase Program:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
First Quarter 2023	1,589,424	$24.19	$38,456
Second Quarter 2023	534,790	21.59	11,544
Total	2,124,214		$50,000

The repurchased common stock was subsequently retired after the repurchase and the par value of the shares was charged to common stock. The excess of the repurchase price over the par value was applied against additional paid in capital.
Open Market Sales Agreement
In November 2022, we entered into the Cowen Sales Agreement with Cowen and Company, LLC, through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen and Company, LLC as our sales agent. As of June 30, 2023, we had sold no shares under this agreement.
8. Equity Incentive Plans
2017 Equity Incentive Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan will be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The 2017 Plan automatically increased by 1,140,527 shares as of January 1, 2023. As of June 30, 2023, 2,506,788 shares were available for future issuance.
Employee Stock Purchase Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan or the ESPP. In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The ESPP automatically increased by 285,131 shares as of January 1, 2023. As of June 30, 2023, 76,413 shares have been issued under the ESPP. As of June 30, 2023, 1,756,427 shares were available for future issuance under the ESPP.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors vest over a one year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the six months ended June 30, 2023 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	3,673,208	$32.04	6.28	$18,686
Granted	1,305,640	$22.67
Exercised	(76,000)	$20.55
Forfeitures and cancellations	(819,063)	$38.92
Outstanding at June 30, 2023	4,083,785	$27.88	7.92	$4,430
Exercisable at June 30, 2023	1,797,777	$31.73	6.41	$3,774
Total cash received from the exercise of stock options was approximately $1.6 million during the six months ended June 30, 2023.
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

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	1,028,843	$26.14	1.17	$31,884
Granted	473,649	$22.65
Released	(39,300)	$24.10
Forfeitures and cancellations	(29,245)	$23.39
Outstanding at June 30, 2023	1,433,947	$25.10	1.13	$29,166
RSU expected to vest at June 30, 2023	1,433,947	$25.10	1.13	$29,166
Stock-Based Compensation Expense
We recognize stock-based compensation expense for awards issued to employees and non-employees over the requisite service period based on the estimated grant-date fair value of such awards. We record the expense for stock-based compensation awards subject to performance-based milestone vesting over the requisite service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. The estimated fair values of stock option awards granted were determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.7%	2.1%
Expected volatility	86.1%	88.4%
Expected dividend yield	—%	—%
Expected term (in years)	5.75	6.18
Weighted-average grant date fair value per share	$16.50	$22.28
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

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$2,683	$1,793	$5,453	$3,449
General and administrative	5,744	4,865	11,834	10,951
Total	$8,427	$6,658	$17,287	$14,400
On March 20, 2022, our then Chief Executive Officer (“former CEO”), resigned by mutual agreement with the Board of Directors. In connection with his separation agreement, we modified certain equity awards and recognized approximately $3.2 million in non-cash stock-based compensation expense. Given the former CEO had substantially rendered the required services per his separation agreement, we recorded the full expense related to the modification in the period ending March 31, 2022. Additionally, on March 21, 2022, we awarded our newly appointed Interim President and Chief Executive Officer RSUs for 887,043 shares of the Company’s common stock. The fair value of the award will be recognized as part of compensation cost, occurring ratably over the stated 24-month requisite service period. During the three and six months ended June 30, 2023, we recognized $2.9 million and $5.8 million, respectively, and $2.9 million and $3.2 million during the three and six months ended June 30, 2022, respectively, of non-cash stock-based compensation cost related to the award.
At June 30, 2023, there was $36.5 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.87 years, $19.0 million of unrecognized cost related to unvested RSU awards, which is expected to be recognized over a period of 1.59 years and $0.1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a remaining weighted-average vesting period of 0.38 years.
9. Commitments and Contingencies
Operating Leases
On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the ROU asset and lease liability. The monthly base rent was initially $4.20 per rentable square foot and is increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of June 30, 2023, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.
Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 8.2 years.

The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Six Months Ended June 30,
Leases	Classification on the Cash Flow	2023	2022
Operating lease cost	Operating	$1,239	$1,239
Cash paid for amounts included in the measurement of lease liabilities	Operating	1,181	1,147
At June 30, 2023, the future minimum annual obligations for the Company’s operating lease liabilities are as follows (in thousands):

Years Ending December 31,
2023	$1,205
2024	2,457
2025	2,531
2026	2,607
2027	2,685
Thereafter	10,554
Total minimum payments required	22,039
Less imputed interest	(3,387)
Total	$18,652

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the six months ended June 30, 2023, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements.”
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
Our Wholly Owned Product Candidate Pipeline
Our immune cell modulating antibodies, including anti-inflammatory checkpoint agonists for PD-1 and BTLA, treat inflammatory disorders by down regulating immune responses mediated by multiple immune cell types including T cells, B cells, and dendritic cells. T cells require both antigen presentation to the T cell receptor and co-stimulation to be activated. When these interactions are inhibited, T cells can’t be effectively primed to expand and differentiate into inflammatory T cells. Inhibition of these signals is the basis of checkpoint agonism.
We believe these molecules have potential applicability across a broad range of autoimmune and inflammatory disorders including dermatology, rheumatology, gastroenterology, respiratory, and neurology therapeutic areas.
Rosnilimab
Rosnilimab is designed to inhibit aberrant T cell driven inflammation by augmenting signaling through PD-1 or targeted depletion of PD-1+ T cells.
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
We plan to conduct a randomized placebo-controlled multi-hundred patient global Phase 2b trial assessing three dose levels of subcutaneously administrated rosnilimab in moderate-to-severe RA for up to six months on well-established endpoints including ACR20/50/70 and DAS28. We expect to initiate this trial in the third quarter of 2023 with top-line interim data anticipated by mid-year 2025. We also plan to conduct a second global Phase 2 trial, in an indication to be announced, with trial initiation anticipated by the end of 2023.
During the fourth quarter of 2021, we initiated AZURE, a randomized placebo-controlled 45-patient Phase 2 trial of rosnilimab in moderate-to-severe alopecia areata patients. We conducted an interim review of blinded data in December 2022 which demonstrated robust reductions in peripheral PD-1+ T cells, including PD-1 high T cells reduction of >80%, across blinded pooled rosnilimab patients and placebo patients, which is consistent with observations in the healthy volunteer Phase 1 trial of >90% in rosnilimab treated patients. The blinded data suggest rosnilimab administration was generally safe and well tolerated. Interim results suggest that target improvement in severity of alopecia tool (SALT) was not achieved potentially due to an inadequate tested dose level, limited duration of treatment, and/or complexity of disease biology including the hair growth cycle. Further development in alopecia areata will not be pursued. The unblinded final results will be available in the second half of 2023.
ANB032
BTLA, or B and T lymphocyte attenuator, is an inhibitory checkpoint receptor that regulates T cells, B cells, and dendritic cell (DC) function. It’s expressed only on immune cells and preferentially on activated immune cells, avoiding off-target activity.
BTLA signaling has proven to be a highly potent modality in preclinical models for reducing inflammatory disease, by reducing T cell expansion, inflammatory cytokine secretion and migration into tissues.
ANB032 is a non-depleting antibody that binds to the BTLA checkpoint receptor and inhibits activated T cell proliferation, reduces inflammatory cytokine secretion and modulates dendritic cell (DC) function, including inducing Tregs, both in inflamed tissue and the periphery. In addition, by acting in the periphery, ANB032 prevents further migration of pathogenic T cells into the inflamed tissue.
ANB032 is anticipated to down-modulate the activity of T cells, B cells and dendritic cells via several potential mechanisms: BTLA agonistic activity (resulting in inhibition of T cell expansion, broad reduction of inflammatory Th1, Th2, Th17 and Th22 cytokines, inhibition of dendritic cell maturation, reduction in costimulatory molecule expression, and enhanced generation of Tregs), stabilization of the interaction of BTLA and HVEM in cis which prevents pro-inflammatory signaling mediated by HVEM ligands, and abrogation of pro-inflammatory HVEM signaling mediated by BTLA in trans.

In in vitro studies, ANB032 demonstrated inhibition of T cell proliferation and reduction of inflammatory cytokine secretion (Th1, Th2, Th17 and Th22). While Th2 targeted therapies provide benefit to patients with chronic moderate-to-severe atopic dermatitis (AD), there is compelling evidence that AD is broader than a Th2 driven disease, as Th1, Th17, Th22 and other cell types, including dendritic cells, contribute significantly to the pathogenesis. ANB032 inhibition of inflammatory Th1, Th2, Th17 and Th22 activity, and modulation of additional cell types such as B cells and dendritic cells, creates the potential for broader, deeper and more durable responses than more narrowly targeted interventions.
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
We are currently in a randomized placebo-controlled 160 patient Phase 2b trial assessing three dose levels of subcutaneously administrated ANB032 in moderate-to-severe AD for 12 weeks on well-established endpoints including EASI75 and IGA 0/1 at week 14. Patients will then be followed for an additional 24 weeks after treatment to understand longer term safety as well as the potential for prolonged and sustained efficacy. We anticipate reporting top-line week 14 data from this trial by the end of 2024.
ANB033
ANB033 targets CD122, the common beta subunit shared by the IL-15 and IL-2 receptors. IL-15 and IL-2 signaling mediate the proliferation and survival of NK cells and subsets of T cells, including tissue resident memory T cells (TRM), as well as inflammatory cytokine secretion (IFNγ) during T cell activation. ANB033 is designed with an affinity to CD122 that inhibits IL-15 and IL-2 signaling through the low affinity IL-2 receptor (comprised of CD122 and the common gamma subunit, CD132) while sparing IL-2 signaling through the high affinity IL-2 receptor (comprised of CD122, CD132 and the alpha receptor subunit for IL-2, CD25) expressed by regulatory T cells. This leads to reduced pathogenic TRM cell numbers in diseased tissue, as well as reduced numbers of cell types that are particularly dependent on IL-15 and/or IL-2 signaling, such as NK cells and certain CD8 T cell subsets, with the potential to achieve and maintain remission of inflammation through the elimination of these disease-causing cells, while sparing regulatory T cells. By preventing the consumption of IL-2 by pathogenic cells that express the low affinity IL-2 receptor, circulating levels of IL-2 may increase, potentially enhancing regulatory T cell numbers that express the high affinity IL-2 receptor in the setting of inflammation. We anticipate submitting an IND for a Phase 1 clinical trial with ANB033 during the first half of 2024.
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
We have initiated two Phase 3 trials for imsidolimab for GPP. The first, called GEMINI-1, has completed enrollment of the initial target enrollment of approximately 45 moderate-to-severe GPP patients, each undergoing an active flare at baseline, which will be randomized equally to receive a single dose of 750mg IV imsidolimab, 300mg IV imsidolimab, or placebo. The primary endpoint of the Phase 3 program is the proportion of patients achieving clear or almost clear skin as determined by a GPPPGA score of zero or 1 at week 4 of GEMINI-1. Patients completing the GEMINI-1 trial will subsequently be enrolled in GEMINI-2, our second Phase 3 trial for imsidolimab in GPP, where they will receive monthly doses of 200mg subcutaneous imsidolimab or placebo depending upon whether they are responders, partial responders or non-responders to treatment under GEMINI-1. The objective of GEMINI-2 is to assess the efficacy and safety of imsidolimab after 3 years of monthly dosing. Top-line data from an interim analysis of GEMINI-1 is anticipated in the fourth quarter of 2023.
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
Under the GSK Agreement, a Biologics License Application (BLA) for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called Jemperli (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (dMMREC). In February 2023, the FDA granted full approval for this indication (from an accelerated approval). In addition, in April 2021 the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (EU) for Jemperli for use in women with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen. A second FDA approval was received in August 2021 for Jemperli in pan-deficient mismatch repair tumors (PdMMRT). In July 2023, the FDA approved Jemperli in combination with chemotherapy for the treatment of adult patients with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) primary advanced or recurrent endometrial cancer. A marketing authorization application is also under review by the European Medicines Agency.
Jemperli is currently in Phase 3 trials for various solid tumor indications, including a Phase 3 trial in first-line ovarian cancer with top-line results expected in the first half of 2024.

In addition, under the collaboration, GSK is developing dostarlimab in combination with two other development programs from the GSK Agreement: cobolimab, an anti-TIM-3 antibody, and GSK40974386, an anti-LAG-3 antibody for multiple solid tumor indications. GSK is conducting a Phase 3 trial, COSTAR Lung, which is a randomized, open label 3-arm trial comparing cobolimab plus dostarlimab plus docetaxel to dostarlimab plus docetaxel to docetaxel alone in patients with advanced non-small-cell lung cancer (“NSCLC”) who have progressed on prior anti-PD-(L)1 therapy and chemotherapy with top-line results expected in the second half of 2024.
In June 2021, GSK estimated potential peak annual global Jemperli sales on a non-risk adjusted basis of £1-£2 billion for currently approved indications and first-line use in endometrial and ovarian cancer only. For more information about these collaborations, see Note 4 — Collaborative Research and Development Agreements in the accompanying notes to the consolidated financial statements.
Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through June 30, 2023, we have recognized $242.9 million in revenue from our collaborators.
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
Results of Operations - Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Collaboration Revenue
Collaboration revenue consists of both milestone payments under the collaborations, and royalty payments. We recognized $0 in milestone revenue during each of the three and six months ended June 30, 2023 and 2022. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Royalty revenue is a function of our partners' product sales and the applicable royalty rate. During the three months ended June 30, 2023 and 2022, we recognized $3.5 million and $1.2 million, respectively, related to the net sales of GSK’s Zejula and Jemperli, which we estimate based on either GSK’s prior sales experience or actuals. During the six months ended June 30, 2023 and 2022, we recognized $4.8 million and $2.2 million, respectively, of royalty revenue related to the net sales of
GSK’s Zejula and Jemperli. All royalty revenue related to Zejula global net sales starting July 2022 are paid directly to a wholly owned subsidiary of DRI Healthcare Trust pursuant to the Zejula Royalty Monetization Agreement. For more information see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.
Research and Development Expenses
Research and development expenses were $32.9 million during the three months ended June 30, 2023 compared to $20.8 million during the three months ended June 30, 2022 for an increase of $12.1 million, primarily due to a $8.5 million increase in outside services for manufacturing expenses, $1.1 million increase in clinical expenses, and $2.5 million increase in salaries and related expenses, including stock compensation expense.
Research and development expenses were $67.9 million during the six months ended June 30, 2023 compared to $43.4 million during the six months ended June 30, 2022 for an increase of $24.5 million, primarily due to a $17.0 million increase in outside services for manufacturing expenses, $2.7 million increase in clinical expenses, $4.0 million increase in salaries and related expenses, including stock compensation expense, and $0.8 million increase in other research and development expenses.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Increase/(Decrease)	2023	2022	Increase/(Decrease)
External Costs
Imsidolimab	$8,833	$10,049	$(1,216)	$24,298	$20,539	$3,759
Rosnilimab	5,780	2,148	3,632	8,385	3,692	4,693
ANB032	4,023	707	3,316	6,559	1,140	5,419
Preclinical and other unallocated costs	6,142	1,856	4,286	12,378	4,830	7,548
Total External Costs	24,778	14,760	10,018	51,620	30,201	21,419
Internal Costs	8,145	6,084	2,061	16,260	13,159	3,101
Total Costs	$32,923	$20,844	$12,079	$67,880	$43,360	$24,520
General and Administrative Expenses
General and administrative expenses were $10.7 million during the three months ended June 30, 2023 compared to $8.2 million during the three months ended June 30, 2022 for an increase of $2.5 million, primarily due to a $1.6 million increase in personnel costs, including stock compensation expense, $0.6 million increase in market research cost, $0.3 million increase in other general and administrative expenses, and $0.1 increase in legal cost offset by a $0.1 million decrease in insurance expense.
General and administrative expenses were $21.5 million during the six months ended June 30, 2023 compared to $18.4 million during the six months ended June 30, 2022 for an increase of $3.1 million, primarily due to a $1.7 million increase in personnel costs, including stock compensation expense, $1.0 million increase in market research cost, $0.5 million increase in other general and administrative expenses, and $0.1 increase in legal cost offset by a $0.2 million decrease in insurance expense.
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
Non-cash Interest Expense for the Sale of Future Royalties
Non-cash interest expense was $4.4 million and $5.9 million during the three months ended June 30, 2023 and 2022, respectively. The decrease of $1.5 million in non-cash interest expense is due to a change in the expected timing for Sagard to be paid per the Jemperli Royalty Monetization Agreement, partially offset by interest recognized on the liability related to Zejula Royalty Monetization Agreement that was completed in September 2022.
Non-cash interest expense was $8.7 million and $10.7 million during the six months ended June 30, 2023 and 2022, respectively. The decrease of $2.0 million in non-cash interest expense is due to a change in the expected timing for Sagard to be paid per the Jemperli Royalty Monetization Agreement, partially offset by interest recognized on the liability related to Zejula Royalty Monetization Agreement that was completed in September 2022.
Interest Income
Interest income was $4.7 million and $1.1 million during the three months ended June 30, 2023 and 2022, respectively, and $9.1 million and $1.4 million during the six months ended June 30, 2023 and 2022, respectively, which primarily related to our short-term and long-term investments. The increase in interest income is due to higher interest rates earned on investments during the three and six months ended June 30, 2023.

Other Income (Expense), Net
Other income, net was less than $0.1 million for the three months ended June 30, 2023 and 2022, which primarily related to foreign exchange transactions with our foreign CROs and CMOs.
Other expense, net was less than $0.1 million for the six months ended June 30, 2023, and other income, net was less than $0.1 million for the six months ended June 30, 2022, which primarily related to foreign exchange transactions with our foreign CROs and CMOs.
Liquidity and Capital Resources
From our inception through June 30, 2023, we have received an aggregate of $1.2 billion to fund our operations, which included $636.7 million from the sale of equity securities, $285.0 million from the sale of future royalties, and $234.2 million from our collaboration agreements. As of June 30, 2023, we had $488.7 million in cash, cash equivalents and investments.
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
Additionally, in January 2023, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to $50.0 million in shares of our common stock. The Repurchase Program was completed in May 2023.
The following table presents the Repurchase Program activity through May 5, 2023, the end date of the Repurchase Program:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
First Quarter 2023	1,589,424	$24.19	$38,456
Second Quarter 2023	534,790	21.59	11,544
Total	2,124,214		$50,000
Cash, cash equivalents and investments totaled $488.7 million as of June 30, 2023, compared to $584.2 million as of December 31, 2022. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next twelve months from the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(49,977)	$(45,161)
Investing activities	64,941	(383,908)
Financing activities	(51,066)	5,041
Net decrease in cash and cash equivalents	$(36,102)	$(424,028)
Operating Activities
Net cash used in operating activities during the six months ended June 30, 2023 of $50.0 million was primarily due to our net loss of $84.1 million, adjusted for addbacks for non-cash expenses of $22.8 million, which includes stock-based compensation, amortization of operating right-of-use assets, non-cash interest expense, and income from marketable securities and increases in working capital of $11.3 million.
Net cash used in operating activities during the six months ended June 30, 2022 of $45.2 million was primarily due to our net loss of $68.8 million, adjusted for addbacks for non-cash expenses of $26.3 million, which includes stock-based compensation, amortization of operating right-of-use assets, non-cash interest expense, and income from marketable securities offset by decreases in working capital of $2.6 million.
Investing Activities
Net cash provided by (used in) investing activities during the six months ended June 30, 2023 and 2022 of $64.9 million and $(383.9) million, respectively, primarily relates to the timing of sales, maturities and purchases of our investments.
Financing Activities
The net cash used in financing activities during the six months ended June 30, 2023 of $51.1 million was primarily related to $50.0 million paid for repurchases and retirements of common stock, $3.1 million for repayments of the liability for the sale of future royalties, offset by $2.0 million of cash received for the issuance of common stock.
The net cash provided by financing activities during the six months ended June 30, 2022 of $5.0 million was due to a $5.7 million received upon the issuance of common stock upon the exercise of stock options, offset by $0.7 million for repayments of the liability for the sale of future royalties with Sagard.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2023, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K filed with the SEC on March 1, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of June 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•Political, economic, or public health events, such as the COVID-19 pandemic, may have a material impact on the U.S. and global economies and could have a material adverse impact on our employees, contractors, and patients, which could adversely and materially impact our business, financial condition, and results of operations.
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
Even if we or our collaborators initiate and complete clinical trials for our product candidates, these product candidates will not be permitted to be marketed in the United States until approval of a BLA from the FDA is received, and will not be permitted to be marketed in other countries without marketing approval from foreign regulatory authorities. Obtaining approval of a BLA or other marketing approvals is often a lengthy, expensive and uncertain process over which the FDA and foreign regulatory authorities have substantial discretion. Other than submitting and receiving acceptance for initiation of our previous and current clinical trials in the United States and certain foreign jurisdictions, we have had only limited discussions with the FDA and no discussions with foreign regulatory authorities regarding the development plans for any of our product candidates or the designs of any of our later-stage clinical studies. We thus may not have the full benefit of the FDA’s or foreign regulatory authorities’ current thinking on clinical trial designs or product development for our target indications. For example, we believe our planned Phase 3 trials for imsidolimab for GPP, GEMINI-1 and GEMINI-2, with GEMINI-1 enrolling moderate-to-severe GPP patients, will be sufficient to demonstrate substantial evidence of efficacy and safety of imsidolimab in GPP patients and obtain BLA approval, and we discussed these plans with the FDA in an end-of-Phase 2 meeting, during the second quarter of 2021. However, the FDA may determine, based on future clinical efficacy and safety data from our GPP studies, that we will need additional clinical trials in order to obtain approval of a BLA.
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
For our anti-PD-1 agonist antibody program, our competitors include other anti-PD-1 agonist antibodies peresolimab (Eli Lilly) in Phase 2b development for the treatment of rheumatoid arthritis, JNJ-67484703 (Janssen) in Phase 2 development for the treatment of atopic dermatitis, a PD-1 agonist antibody (Boehringer Ingelheim) in Phase 1 development, and MB151 (MiroBio, which has been acquired by Gilead) in preclinical development. Our competitors in moderate-to-severe rheumatoid arthritis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie), IL-6 (Actemra; Roche and Kevzara; Regeneron), CD-80/86 (Orencia; BMS), CD-20 (Rituxan; Roche), and janus kinase inhibitors (Rinvoq; AbbVie, Olumiant; Eli Lilly, and Xeljanz; Pfizer).
For our anti-BTLA agonist antibody program, our competitors include other anti-BTLA agonist antibodies LY3361237 (Eli Lilly) in Phase 2 development, which has demonstrated efficacy in treatment of systemic lupus erythematosus as measured by the cutaneous lupus erythematosus disease area and severity index (CLASI), and MB272 (MiroBio, in Phase 1 development which has been acquired by Gilead). Our competitors in moderate-to-severe atopic dermatitis include topical and oral corticosteroids, calcineurin inhibitors (Protopic; LEO Pharma and Elidel; Bausch Health), monoclonal antibodies targeting IL-4/13 (Dupixent; Regeneron/Sanofi), IL-13 (Adbry; LEO Pharma and lebrikizumab; Eli Lilly), IL-31 (nemolizumab; Galderma), OX-40/OX40L (rocatinlimab; Amgen and amlitelimab; Sanofi), and janus kinase inhibitors (Rinvoq; AbbVie and abrocitinib; Pfizer).
For our anti-CD122 antagonist antibody program, our competitors include one other anti-CD122 antagonist antibody, auremolimab (Villaris Therapeutics, which has been acquired by Incyte), entering Phase 1 development for vitiligo this year, and two anti-IL-15 monoclonal antibodies, AMG 714 (Amgen), currently in Phase 2 development for the treatment of vitiligo, and CALY-002 (Calypso), currently in Phase 1b development for the treatment of celiac disease and eosinophilic esophagitis.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. For the six months ended June 30, 2023, we had $4.8 million in collaboration revenue and a net loss of $84.1 million. For the six months ended June 30, 2022, we had $2.2 million in collaboration revenue and a net loss of $68.8 million. As of June 30, 2023, we had an accumulated deficit of $534.6 million.
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
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. This is especially critical as we ramp up our hiring needs entering into later-stage product development of our product candidates. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our operating results and adversely affect our ability to successfully commercialize our product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management as well as our senior scientists. The loss of services of any of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
On January 13, 2023, our Board of Directors approved a Repurchase Program to repurchase up to $50.0 million of shares of our outstanding common stock, par value $0.001 per share. The Repurchase Program was completed in May 2023. The following table contains information with respect to repurchases made by us during the period of this report through May 5, 2023, the end date of the Repurchase Program:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1, 2023 - April 30, 2023	386,963	$21.70	386,963	$3,147
May 1, 2023 - May 5, 2023	147,827	$21.29	147,827	$—
	534,790		534,790
Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Daniel Faga Amended and Restated Employment Agreement
On August 3, 2023, the Company appointed Daniel Faga to serve as President and Chief Executive Officer of the Company, effective as of August 3, 2023. Mr. Faga has been serving as the Company’s interim President and Chief Executive Officer since March 21, 2022.
In connection with this appointment, effective as of August 3, 2023, the Compensation Committee of the Board of Directors agreed to enter into an amended and restated employment agreement with Mr. Faga (the “Amended Employment Agreement”), which amends certain terms and conditions of Mr. Faga’s prior employment agreement, dated March 21, 2022. Pursuant to the Amended Employment Agreement, Mr. Faga will receive a one-time transition bonus of $1,500,000, subject to (i) full repayment if Mr. Faga’s employment is terminated with “cause” or he resigns without “good reason” (each as defined in the Amended Employment Agreement) before August 4, 2024 and (ii) pro rata repayment if his employment is terminated with “cause” or he resigns without “good reason” after August 4, 2024 but before August 4, 2025. The Amended Employment Agreement further provides for accelerated vesting of Mr. Faga’s outstanding equity awards as if an additional 12 months’ vesting had occurred as of the date of any termination without “cause” or resignation without “good reason” or as a result of his death or “disability” (as defined in the Amended Employment Agreement). Mr. Faga’s compensation terms were otherwise unchanged.
Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.26	Amended and Restated Certificate of Incorporation
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Report Instance Document - The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - (formatted in Inline XBRL and contained in Exhibit 101)

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

AnaptysBio, Inc.

Date:	August 7, 2023	By:	/s/ Daniel Faga
Daniel Faga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2023	By:	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)