Form 10-Q
period 2023-09-30
ANAPTYSBIO, INC
filed 2023-11-02
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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

As of October 30, 2023, there were 26,575,178 shares of the Registrant’s Common Stock outstanding.

AnaptysBio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value data)
(unaudited)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$26,295	$71,308
Receivables from collaborative partners	3,269	1,419
Short-term investments	386,752	369,933
Prepaid expenses and other current assets	11,684	4,545
Total current assets	428,000	447,205
Property and equipment, net	2,254	2,089
Operating lease right-of-use assets	16,613	17,898
Long-term investments	40,203	142,935
Other long-term assets	256	256
Total assets	$487,326	$610,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,521	$2,784
Accrued expenses	30,916	21,633
Current portion of operating lease liability	1,741	1,637
Total current liabilities	39,178	26,054
Liability related to sale of future royalties	311,272	304,413
Operating lease liability, net of current portion	16,493	17,813
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 26,575 shares and 28,513 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	27	29
Additional paid in capital	694,591	717,797
Accumulated other comprehensive loss	(2,350)	(5,246)
Accumulated deficit	(571,885)	(450,477)
Total stockholders’ equity	120,383	262,103
Total liabilities and stockholders’ equity	$487,326	$610,383
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$3,318	$1,293	$8,152	$3,479
Operating expenses:
Research and development	30,878	22,064	98,758	65,424
General and administrative	10,172	8,862	31,670	27,236
Total operating expenses	41,050	30,926	130,428	92,660
Loss from operations	(37,732)	(29,633)	(122,276)	(89,181)
Other income (expense), net:
Interest income	4,854	2,262	13,993	3,711
Non-cash interest expense for the sale of future royalties	(4,431)	(6,135)	(13,125)	(16,857)
Other income, net	1	4	—	16
Total other income (expense), net	424	(3,869)	868	(13,130)
Net loss	(37,308)	(33,502)	(121,408)	(102,311)
Unrealized gain (loss) on available for sale securities	1,261	(2,146)	2,896	(5,585)
Comprehensive loss	$(36,047)	$(35,648)	$(118,512)	$(107,896)
Net loss per common share:
Basic and diluted	$(1.41)	$(1.18)	$(4.49)	$(3.64)
Weighted-average number of shares outstanding:
Basic and diluted	26,546	28,289	27,038	28,071
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	28,513	$29	$717,797	$(5,246)	$(450,477)	$262,103
Issuance of common stock from exercises of options and employee stock purchase plan	55	—	1,222	—	—	1,222
Issuance of common stock upon vesting of restricted stock units	39	—	—	—	—	—
Repurchases and retirements of common stock	(1,589)	(2)	(38,814)	—	—	(38,816)
Stock-based compensation	—	—	8,860	—	—	8,860
Comprehensive gain, net	—	—	—	1,979	—	1,979
Net loss	—	—	—	—	(44,255)	(44,255)
Balance, March 31, 2023	27,018	27	689,065	(3,267)	(494,732)	191,093
Issuance of common stock from exercises of options and employee stock purchase plan	48	—	775	—	—	775
Repurchases and retirements of common stock	(535)	—	(11,656)	—	—	(11,656)
Stock-based compensation	—	—	8,427	—	—	8,427
Comprehensive loss, net	—	—	—	(344)	—	(344)
Net loss	—	—	—	—	(39,845)	(39,845)
Balance, June 30, 2023	26,531	27	686,611	(3,611)	(534,577)	148,450
Issuance of common stock from exercises of options and employee stock purchase plan	14	—	160	—	—	160
Issuance of common stock upon vesting of restricted stock units	30	—	—	—	—	—
Repurchases and retirements of common stock	—	—	13	—	—	13
Stock-based compensation	—	—	7,807	—	—	7,807
Comprehensive gain, net	—	—	—	1,261	—	1,261
Net loss	—	—	—	—	(37,308)	(37,308)
Balance, September 30, 2023	26,575	$27	$694,591	$(2,350)	$(571,885)	$120,383
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

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(121,408)	$(102,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	487	491
Stock-based compensation	25,094	20,671
Accretion/amortization of investments, net	(7,367)	(784)
Amortization of right-of-use assets – operating	1,285	1,238
Non-cash interest expense	13,125	16,857
Changes in operating assets and liabilities:
Receivables from collaborative partners	(1,850)	(304)
Prepaid expenses and other assets	(7,037)	(2,518)
Accounts payable and other liabilities	12,436	4,868
Operating lease liabilities	(1,216)	(1,116)
Net cash used in operating activities	(86,451)	(62,908)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(237,612)	(674,925)
Sales and maturities of investments	333,715	258,766
Purchases of property and equipment	(527)	(183)
Net cash provided by (used in) investing activities	95,576	(416,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,208	8,408
Repurchase and retirements of common stock	(50,000)	—
Proceeds from the sale of future royalties	—	35,000
Repayment of liability for sale of future royalties	(6,303)	(1,050)
Payments for debt issuance costs	(43)	(290)
Net cash (used in) provided by financing activities	(54,138)	42,068
Net decrease in cash and cash equivalents	(45,013)	(437,182)
Cash, cash equivalents and restricted cash, beginning of period	71,308	495,729
Cash, cash equivalents and restricted cash, end of period	$26,295	$58,547
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$279	$28
Amounts accrued for issuance costs related to the sale of future royalties	$—	$24
Amounts accrued for repurchases of common stock	$459	$—
Receivable related to issuance of common stock, upon exercise of stock options	$(51)	$8
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Notes to Unaudited Consolidated Financial Statements
1. Description of the Business
AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. We are developing immune cell modulating antibodies, including two wholly owned checkpoint agonists in clinical-stage development, for autoimmune and inflammatory disease: rosnilimab, our PD-1 agonist, previously referred to as ANB030, in a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and a planned Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”); and ANB032, our BTLA agonist, in a Phase 2b trial for the treatment of moderate-to-severe atopic dermatitis (“AD”). We also have other preclinical immune cell modulator candidates in our portfolio, including ANB033, an anti-CD122 antagonist antibody for the treatment of autoimmune and inflammatory diseases. In addition, we have developed two cytokine antagonists that we are exploring options for out-licensing: imsidolimab, our anti-IL-36R antibody, in a Phase 3 trial for the treatment of generalized pustular psoriasis (“GPP”), and etokimab, our anti-IL-33 antagonist that is Phase 2/3 ready. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immuno-oncology, including an anti-PD-1 antagonist antibody (Jemperli (dostarlimab-gxly)) and an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K.
Basis of Consolidation
The accompanying consolidated financial statements include us and our wholly owned Australian subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. We operate in one reportable segment, and our functional and reporting currency is the U.S. dollar.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We base our estimates and assumptions on historical experience when available and on various factors that we believe to be reasonable under the circumstances. Significant estimates relied upon in preparing these financial statements include estimates related to revenue recognition, accrued research and development expenses, stock-based compensation, and the liability related to the sale of future royalties. We evaluate our estimates and assumptions on an ongoing basis. Our actual results could differ from these estimates under different assumptions or conditions.
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
The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Options to purchase common stock	4,043	3,772	4,308	3,888
Restricted Stock Units	557	99	468	65
Total	4,600	3,871	4,776	3,953
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment, net
Property and equipment, net consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Laboratory equipment	$6,470	$5,869
Office furniture and equipment	1,645	1,593
Leasehold improvements	202	203
Property and equipment, gross	8,317	7,665
Less: accumulated depreciation and amortization	(6,063)	(5,576)
Total property and equipment, net	$2,254	$2,089

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accrued compensation and related expenses	$5,427	$5,379
Accrued professional fees	1,021	607
Accrued research, development and manufacturing expenses	23,314	15,351
Accrued for repurchases of common stock	459	—
Other	695	296
Total accrued expenses	$30,916	$21,633

4. Collaborative Research and Development Agreements
GlaxoSmithKline Collaboration
In March 2014, we entered into a Collaboration and Exclusive License Agreement (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GlaxoSmithKline (Tesaro and GlaxoSmithKline are hereinafter referred to, collectively, as “GSK”). Under the terms of the GSK Agreement, we agreed to perform certain discovery and early preclinical development of therapeutic antibodies with the goal of generating immunotherapy antibodies for subsequent preclinical, clinical, regulatory, and commercial development to be performed by GSK. Under the terms of the GSK Agreement, GSK paid an upfront license fee of $17.0 million in March 2014 and agreed to provide funding to us for research and development services related to antibody discovery programs for three specific targets. In November 2014, Amendment No. 1 to the GSK Agreement was agreed by both parties to add an additional antibody discovery program for an upfront license fee of $2.0 million. Currently, under the GSK Agreement, GSK is developing Jemperli (dostarlimab), an anti-PD-1 antagonist antibody, as a monotherapy for various solid tumor indications. In addition, GSK is developing dostarlimab in combination with additional therapies under the collaboration, including with another development program from the GSK Agreement: cobolimab, an anti-TIM-3 antibody, in 2L NSCLC. In October 2023, Amendment No. 5 to the GSK Agreement was agreed by both parties to terminate the anti-LAG-3 antagonist antibody development program under the GSK Agreement. In accordance with the GSK Agreement and the amendment, we have regained full global rights to the anti-LAG-3 antagonist antibody development program.
For each remaining development program under the GSK Agreement, we are eligible to receive, in total, milestone payments of up to $18.0 million if certain preclinical and clinical trial events are achieved by GSK, up to an additional $90.0 million if certain U.S. and European regulatory submissions and approvals in multiple indications are achieved, and up to an additional $165.0 million upon the achievement of specified levels of annual worldwide net sales. We will also be eligible to receive tiered 4-8% royalties related to worldwide net sales of products developed under the collaboration. Unless earlier terminated by either party upon specified circumstances, the GSK Agreement will terminate, with respect to each specific developed product, upon the later of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent. Prior to the adoption of ASC 606, Revenue from Contracts with Customers, we determined that the upfront license fees and research funding under the GSK Agreement, as amended, should be accounted for as a single unit of accounting and that the upfront license fees should be deferred and recognized as revenue over the same period that the research and development services are performed. In February 2016, Amendment No. 2 to the GSK Agreement was agreed by both parties to define the effective dates of the development programs of the GSK Agreement. We determined that the research and development services would be extended through December 31, 2016. As a result, the period over which the unrecognized license fees and discovery milestones were recognized was extended through December 31, 2016 and have since been recognized in full.
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
As of September 30, 2023, the transaction price for the GSK Agreement and Amendment includes the upfront payment, research reimbursement revenue, one-time payment associated with the Amendment, and milestones and royalties earned to date, which are allocated in their entirety to the single performance obligation.
We recognized $3.3 million and $8.2 million in royalty revenue during the three and nine months ended September 30, 2023 related to GSK’s net sales of Jemperli and Zejula during the period which we estimate based on either GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the three and nine months ended September 30, 2023, $2.5 million and $5.8 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement and $0.8 million and $2.4 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement, each of such agreements as described in Note 5. We recognized $1.3 million and $3.5 million in royalty revenue during the three and nine months ended September 30, 2022, related to GSK’s net sales of Zejula and Jemperli during the period based on GSK’s prior sales experience. Of the royalty revenue recognized during the three and nine months ended September 30, 2022, $0.3 million and $1.2 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement. Of the royalty revenue recognized during both the three and nine months ended September 30, 2022, $0.7 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter. All royalty revenue related to Zejula global net sales starting July 2022 are paid directly to a wholly owned subsidiary of DRI Healthcare Trust pursuant to the Zejula Royalty Monetization Agreement, as described in Note 5.
No clinical milestones were recognized during the three and nine months ended September 30, 2023 and 2022. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Milestones under the GSK Agreement are as follows:

	Anti-PD-1 (Jemperli/Dostarlimab)		Anti-TIM-3 (GSK4069889A/Cobolimab)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	$5.0M	Q4'22
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	$5.0M	—
Filing of the first BLA(1) - first indication	$10.0M	Q1'20	$10.0M	—
Filing of the first MAA(2) - first indication	$5.0M	Q1'20	$5.0M	—
Filing of the first BLA - second indication	$10.0M	Q1'21	$10.0M	—
First BLA approval - first indication	$20.0M	Q2'21	$20.0M	—
First MAA approval - first indication	$10.0M	Q2'21	$10.0M	—
First BLA approval - second indication	$20.0M	Q3'21	$20.0M	—
Filing of the first MAA - second indication(3)	$5.0M	—	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—	$10.0M	—
First commercial sales milestone(3)	$15.0M	—	$15.0M	—
Second commercial sales milestone(3)	$25.0M	—	$25.0M	—
Third commercial sales milestone(3)	$50.0M	—	$50.0M	—
Fourth commercial sales milestone	$75.0M	—	$75.0M	—

Milestones recognized through September 30, 2023	$93.0M	—	$13.0M	—
Milestones that may be recognized in the future	$180.0M	—	$260.0M	—
(1)Biologics License Application (“BLA”)
(2)Marketing Authorization Application (“MAA”)
(3)For Jemperli, the filing and approval of the first MAA for a second indication and first three commercial sales milestones are included as part of the royalty monetization agreement with Sagard, see Note 5
5. Sale of Future Royalties
Jemperli Royalty Monetization Agreement
In October 2021, we signed a royalty monetization agreement (“Jemperli Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners, LP (“Sagard”). Under the terms of the Jemperli Royalty Monetization Agreement, we received $250.0 million in exchange for royalties and milestones payable to us under our GSK collaboration on annual global net sales of Jemperli below $1.0 billion starting in October 2021 (not including any combination products that contain both Jemperli and another Development Antibody). The aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Royalty Monetization Agreement is capped at certain fixed multiples of the upfront payment based on time. Once Sagard receives an aggregate amount of either $312.5 million (125% of the upfront) by the end of 2026, or $337.5 million (135% of the upfront) during 2027, or $412.5 million (165% of the upfront) at any time after 2027, the Jemperli Royalty Monetization Agreement will expire resulting in us regaining all subsequent Jemperli royalties and milestones. As of September 30, 2023, Sagard has received a total of $5.8 million in royalties and milestones.
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
We estimate the effective interest rate used to record non-cash interest expense under the Jemperli Royalty Monetization Agreement based on the estimate of future royalty payments to be received by Sagard. As of September 30, 2023, the estimated effective rate under the agreement was 6.2%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized Jemperli non-cash royalty revenue of approximately $2.5 million and $5.8 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $1.2 million for the three and nine months ended September 30, 2022, respectively, and non-cash interest expense of approximately $4.2 million and $12.4 million for the three and nine months ended September 30, 2023, and $5.9 million and $16.7 million for the three and nine months ended September 30, 2022, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the nine months ended September 30, 2023:

(in thousands)	September 30, 2023
Liability related to sale of future Jemperli royalties and milestones - balance at 12/31/2022	$269,540
Issuance costs related to the sale of future royalties	37
Amortization of issuance costs	28
Royalty and milestone payments to Sagard	(4,043)
Non-cash interest expense recognized	12,332
Liability related to sale of future royalties and milestones - ending balance	$277,894
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

We estimate the effective interest rate used to record non-cash interest expense under the Zejula Royalty Monetization Agreement based on the estimate of future royalty payments to be received by DRI. As of September 30, 2023, the estimated effective rate under the agreement was 2.3%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by DRI and the changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized Zejula non-cash royalty revenue of approximately $0.8 million and $2.4 million for the three and nine months ended September 30, 2023, respectively, and $0.7 million for both the three and nine months ended September 30, 2022, and non-cash interest expense of approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million for both the three and nine months ended September 30, 2022. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the nine months ended September 30, 2023:

(in thousands)	September 30, 2023
Liability related to sale of future Zejula royalties and milestones - balance at 12/31/2022	$34,873
Amortization of issuance costs	21
Royalty and milestone payments to DRI	(2,260)
Non-cash interest expense recognized	744
Liability related to sale of future royalties and milestones - ending balance	$33,378
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2023
Money market funds(1)	$15,229	$15,229	$—	$—
Mutual funds(1)	8,295	8,295	—	—
U.S. Treasury securities(2)	350,739	350,739	—	—
Certificates of deposit(2)	731	—	731	—
Agency securities(2)	34,359	—	34,359	—
Commercial and corporate obligations(2)	41,126	—	41,126	—
At December 31, 2022
Money market funds(1)	$29,702	$29,702	$—	$—
Mutual funds(1)	41,812	41,812	—	—
U.S. Treasury securities(2)	374,527	374,527	—	—
Certificates of deposit(2)	2,856	—	2,856	—
Agency securities(2)	74,602	—	74,602	—
Commercial and corporate obligations(2)	60,883	—	60,883	—
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

Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available for sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available for sale investments by security type, classified in cash equivalents, short-term and long-term investments as of September 30, 2023 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$34,577	$—	$(218)	$34,359
Certificates of deposit(2)	737	—	(6)	731
Commercial and corporate obligations(3)	41,370	—	(244)	41,126
U.S. Treasury securities(4)	352,414	1	(1,676)	350,739
Total available for sale investments	$429,098	$1	$(2,144)	$426,955
(1)    Of our outstanding agency securities, $31.9 million have maturity dates of less than one year and $2.5 million have maturity dates between one to two years as of September 30, 2023.
(2)    Of our outstanding certificates of deposit, $0.7 million have maturity dates of less than one year as of September 30, 2023.
(3)    Of our outstanding commercial and corporate obligations, $32.5 million have maturity dates of less than one year and $8.6 million have a maturity date of between one to two years as of September 30, 2023.
(4)    Of our outstanding U.S. Treasury securities, $321.6 million have maturity dates of less than one year and $29.1 million have a maturity date of between one to two years as of September 30, 2023.
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
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2023 and December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2023
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$20,125	$(65)	$14,234	$(154)	$34,359	$(219)
Commercial and corporate obligations	13,274	(45)	23,401	(199)	36,675	(244)
Certificates of deposit	—	—	731	(6)	731	(6)
US Treasury Securities	237,400	(625)	103,467	(1,050)	340,867	(1,675)
Total	$270,799	$(735)	$141,833	$(1,409)	$412,632	$(2,144)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$61,117	$(843)	$3,437	$(70)	$64,554	$(913)
Certificates of Deposit	481	(10)	2,375	(49)	2,856	(59)
Commercial and corporate obligations	44,213	(624)	14,778	(292)	58,991	(916)
US Treasury Securities	298,575	(2,667)	41,937	(522)	340,513	(3,189)
Total	$404,386	$(4,144)	$62,527	$(933)	$466,914	$(5,077)
As of September 30, 2023 and December 31, 2022, unrealized losses on available-for-sale investments were $2.1 million and $5.1 million, respectively, with unrealized losses of $1.4 million, on available for sale investments that were in an unrealized loss position for greater than 12 months as of September 30, 2023. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, accordingly, no allowance for credit losses was recorded.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 26,575,178 shares were issued and outstanding as of September 30, 2023.
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
Open Market Sales Agreement
In November 2022, we entered into the Cowen Sales Agreement with Cowen and Company, LLC, through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen and Company, LLC as our sales agent. As of September 30, 2023, we had sold no shares under this agreement.
8. Equity Incentive Plans
2017 Equity Incentive Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan will be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The 2017 Plan automatically increased by 1,140,527 shares as of January 1, 2023. As of September 30, 2023, 2,457,312 shares were available for future issuance.
Employee Stock Purchase Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan or the ESPP. In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The ESPP automatically increased by 285,131 shares as of January 1, 2023. As of September 30, 2023, 76,413 shares have been issued under the ESPP. As of September 30, 2023, 1,756,427 shares were available for future issuance under the ESPP.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors generally vest over a one year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the nine months ended September 30, 2023 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	3,673,208	$32.04	6.28	$18,686
Granted	1,426,831	$22.39
Exercised	(90,883)	$18.95
Forfeitures and cancellations	(912,703)	$37.71
Outstanding at September 30, 2023	4,096,453	$27.71	7.76	$2,603
Exercisable at September 30, 2023	2,007,556	$31.07	6.52	$2,499
Total cash received from the exercise of stock options was approximately $1.8 million during the nine months ended September 30, 2023.
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

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	1,028,843	$26.14	1.17	$31,884
Granted	513,274	$22.40
Released	(68,900)	$23.89
Forfeitures and cancellations	(46,945)	$21.87
Outstanding at September 30, 2023	1,426,272	$25.04	0.92	$25,616
RSU expected to vest at September 30, 2023	1,426,272	$25.04	0.92	$25,616
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

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.7%	2.2%
Expected volatility	85.9%	88.2%
Expected dividend yield	—%	—%
Expected term (in years)	5.78	6.15
Weighted-average grant date fair value per share	$16.31	$21.89
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

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$2,222	$1,547	$7,675	$4,997
General and administrative	5,585	4,724	17,419	15,674
Total	$7,807	$6,271	$25,094	$20,671
On March 20, 2022, our then Chief Executive Officer (“former CEO”), resigned by mutual agreement with the Board of Directors. In connection with his separation agreement, we modified certain equity awards and recognized approximately $3.2 million in non-cash stock-based compensation expense. Given the former CEO had substantially rendered the required services per his separation agreement, we recorded the full expense related to the modification in the period ending March 31, 2022. Additionally, on March 21, 2022, we awarded our newly appointed Interim President and Chief Executive Officer RSUs for 887,043 shares of the Company’s common stock. The fair value of the award will be recognized as part of compensation cost, occurring ratably over the stated 24-month requisite service period. During the three and nine months ended September 30, 2023, we recognized $3.0 million and $8.8 million, respectively, and $3.0 million and $6.2 million during the three and nine months ended September 30, 2022, respectively, of non-cash stock-based compensation cost related to the award.
At September 30, 2023, there was $33.8 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.73 years and $15.3 million of unrecognized cost related to unvested RSU awards, which is expected to be recognized over a period of 1.38 years.
9. Commitments and Contingencies
Operating Leases
On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the ROU asset and lease liability. The monthly base rent was initially $4.20 per rentable square foot and is increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of September 30, 2023, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.
Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 7.9 years.
The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Nine Months Ended September 30,
Leases	Classification on the Cash Flow	2023	2022
Operating lease cost	Operating	$1,858	$1,858
Cash paid for amounts included in the measurement of lease liabilities	Operating	1,783	1,732

At September 30, 2023, the future minimum annual obligations for the Company’s operating lease liabilities are as follows (in thousands):

Years Ending December 31,
2023	$602
2024	2,457
2025	2,531
2026	2,607
2027	2,685
Thereafter	10,554
Total minimum payments required	21,436
Less imputed interest	(3,202)
Total	$18,234
10. Subsequent Events
Collaborative Research and Development Agreements
GSK
In October 2023, GSK terminated the anti-LAG-3 antagonist antibody development program under the GSK Agreement and, as a result, we have regained full global rights to the anti-LAG-3 antagonist antibody development program.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the nine months ended September 30, 2023, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements.”
Overview
We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. We are developing immune cell modulating antibodies, including two wholly owned checkpoint agonists in clinical-stage development, for autoimmune and inflammatory disease: rosnilimab, our PD-1 agonist, previously referred to as ANB030, in a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and a planned Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”); and ANB032, our BTLA agonist, in a Phase 2b trial for the treatment of moderate-to-severe atopic dermatitis (“AD”). We also have other preclinical immune cell modulator candidates in our portfolio, including ANB033, an anti-CD122 antagonist antibody for the treatment of autoimmune and inflammatory diseases. In addition, we have developed two cytokine antagonists that we are exploring options for out-licensing: imsidolimab, our anti-IL-36R antibody, in a Phase 3 trial for the treatment of generalized pustular psoriasis (“GPP”), and etokimab, our anti-IL-33 antagonist that is Phase 2/3 ready. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immuno-oncology, including an anti-PD-1 antagonist antibody (Jemperli (dostarlimab-gxly)) and an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK.
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
Rosnilimab
PD-1, or programmed cell death protein 1, is an inhibitory checkpoint receptor that regulates T cells. It is expressed preferentially on activated T cells, reducing potential off-target activity by rosnilimab. Genetic mutations in the PD-1 pathway are known to be associated with increased susceptibility to human inflammatory diseases, and hence we believe that rosnilimab is applicable to diseases where PD-1 checkpoint receptor function may be insufficient to maintain immune homeostasis.
Rosnilimab is an IgG1 antibody that targets PD-1+ T cells broadly impacting pathogenic drivers of autoimmune and inflammatory diseases. Rosnilimab is optimized to enable a tight immune synapse formation by binding to the PD-1 checkpoint receptor on a membrane-proximal epitope, and simultaneously anchoring to an FC receptor, on an opposing cell, supporting crosslinking. Rosnilimab is anticipated to specifically reduce PD-1+ T cell activity via three distinct mechanisms of action: to deplete PD-1high effector T cells, to deplete PD-1high Tfh and Tph cells, and to agonize PD-1 intermediate T cells. This drives specific immunological outcomes in both inflamed tissue and the periphery, such as reduction in T cell migration, proliferation and cytokine secretion, and reduction of plasma cell generation & autoantibody levels.
In in vitro studies, when PD-1+ T cells were cocultured in the presence of NK cells, rosnilimab demonstrated potent depletion of PD-1+ T cells. In separate in vitro studies, activating T cells in the presence of only dendritic cells (in the absence of any cells capable of mediating depletion), rosnilimab demonstrated promising agonism properties such as reduction of PD-1+T cell proliferation with a deep level of inhibition.

We announced positive top-line data from a healthy volunteer Phase 1 trial of rosnilimab in November 2021. A total of 144 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where single ascending dose (“SAD”) cohorts received subcutaneous or intravenous (“IV”) single doses of rosnilimab up to 600mg or placebo, while multiple ascending dose (“MAD”) cohorts received four weekly subcutaneous doses of rosnilimab ranging up to 400mg or placebo. Rosnilimab was generally well-tolerated and no dose limiting toxicities were observed. Two serious adverse events (“SAEs”) were reported in single dose cohorts, including obstructive pancreatitis in a placebo-dosed subject and COVID-19 infection in a rosnilimab-dosed subject leading to discontinuation. The COVID-19 infection was deemed unrelated to treatment. No SAEs were reported in subjects receiving multiple doses of rosnilimab or placebo.
Rosnilimab demonstrated a favorable pharmacokinetic (“PK”) profile with an estimated two-week half-life for subcutaneous and IV routes of administration. Full PD-1 receptor occupancy was observed rapidly and was maintained for at least 30 days. Potent and sustained reduction was observed in peripheral PD-1+ T cells for >30 days, including >90% reduction of PD-1high T cells and a >50% reduction of PD-1+ T cells while bringing the overall T cell composition to a less activated state.
We executed a randomized placebo-controlled 45-patient Phase 2 trial assessing a single 400mg monthly dose of rosnilimab in moderate-to-severe alopecia areata patients. In January 2023, we reported interim results of blinded data which suggested that target improvement in severity of alopecia tool was not achieved. In October 2023, we reported rosnilimab was generally well tolerated; no dose limiting toxicities were observed and no SAEs were reported. Potent and sustained reduction was observed in peripheral PD-1+ T cells for greater than 30 days, including >90% reduction of PD-1high T cells and a >50% reduction of PD-1+ T cells while bringing the overall T cell composition to a less activated state. Further development in alopecia areata will not be pursued.
We are conducting a randomized placebo-controlled 420-patient global Phase 2b trial assessing three dose levels of subcutaneously administrated rosnilimab in moderate-to-severe RA for up to 28 weeks on well-established endpoints including ACR20/50/70 and DAS28. We anticipate reporting top-line data on the primary endpoint in the RA trial by mid 2025. In the fourth quarter of 2023, we plan to initiate a randomized placebo-controlled 130-patient, global Phase 2 trial assessing two dose levels of subcutaneously administered rosnilimab in moderate-to-severe UC for up to 24 weeks on well established endpoints including clinical remission on the modified Mayo score (“mMS”), clinical response on the mMS and endoscopic remission. We anticipate reporting top-line data on the primary endpoint in the UC trial in the first half of 2026.
ANB032
BTLA, or B and T lymphocyte attenuator, is an inhibitory checkpoint receptor that regulates T cells, B cells, and dendritic cell (DC) function. It’s expressed only on immune cells and preferentially on activated immune cells, avoiding off-target activity by ANB032.
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
We announced positive top-line data from a healthy volunteer Phase 1 trial of ANB032, under a CTN, in April 2022. A total of 96 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where

SAD cohorts received subcutaneous or IV single doses of ANB032 or placebo, while MAD cohorts received four weekly subcutaneous doses of ANB032 or placebo. ANB032 was generally well-tolerated and no dose limiting toxicities were observed. No SAEs were reported. ANB032 demonstrated a favorable PK profile with an estimated two-week half-life for subcutaneous and IV routes of administration. Full BTLA receptor occupancy was observed rapidly and was maintained for at least 30 days.
We are conducting a randomized placebo-controlled 160 patient global Phase 2b trial assessing three dose levels of subcutaneously administrated ANB032 in moderate-to-severe AD for 12 weeks on well-established endpoints including EASI75 and IGA 0/1 at week 14. Patients will then be followed for an additional 24 weeks after treatment to understand longer term safety as well as the potential for prolonged and sustained efficacy. We anticipate reporting top-line data on the primary endpoint from this trial by the end of 2024.
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
Imsidolimab
Imsidolimab is an IgG4 antibody that inhibits the function of the interleukin-36-receptor, or IL-36R, that is being developed for the treatment of GPP. We completed a Phase 1 clinical trial in healthy volunteers, which was presented at the European Academy of Allergy and Clinical Immunology in 2018, where imsidolimab was well-tolerated, no dose-limiting toxicities were observed, and no SAEs were reported. In July 2020, the FDA granted Orphan Drug Designation for imsidolimab for the treatment of patients with GPP. We completed an open-label, multi-dose, single-arm Phase 2 clinical trial of imsidolimab in 8 GPP patients, also referred to as the GALLOP clinical trial, where top-line data through week 16 was presented at the European Academy of Dermatology and Venerology (EADV) Congress in October 2021.
We initiated two Phase 3 clinical trials for imsidolimab in GPP. We completed the first randomized placebo-controlled trial, called GEMINI-1, in 45 patients, assessing two, single dose levels of IV-administered imsidolimab. As of October 2023, of the patients who received a single dose of 750mg IV imsidolimab, 53.3% achieved Generalized Pustular Psoriasis Physician Global Assessment (GPPPGA) 0/1 (clear or almost clear) at Week 4, our primary endpoint, compared to 13.3% of patients on placebo (p=0.0131). The GPPPGA assessment, representing a stringent and comprehensive characterization of disease severity, required satisfying an overall clinical response score of 0/1 (clear or almost clear) collectively across each GPP disease attribute, including pustulation, erythema and scaling. Imsidolimab demonstrated favorable safety and tolerability with no serious adverse effects.
Patients completing the GEMINI-1 trial were eligible to be subsequently enrolled in GEMINI-2, our second Phase 3 trial for imsidolimab in GPP, where they will receive monthly doses of 200mg subcutaneous imsidolimab or placebo depending upon whether they are responders, partial responders or non-responders to treatment under GEMINI-1. Additionally, 66.7% (10/15) of placebo patients exited GEMINI-1 early, crossed-over to GEMINI-2 and were eligible to receive rescue therapy with a single dose of 750mg IV imsidolimab. The objective of GEMINI-2 is to assess the efficacy and safety of imsidolimab after 3 years of monthly dosing.
We intend to out-license imsidolimab in 2024 prior to potential FDA approval.
Etokimab
Etokimab inhibits IL-33 function and acts upstream of key cell types involved in atopy and the subsequent release of Th2 cytokines. IL-33 is a pro-inflammatory cytokine that signals through the ST2 receptor, which multiple studies suggest serves as a central mediator of various immune responses leading to Th2-type inflammatory disorders, including asthma, COPD, atopic and epithelial diseases. Individuals with asthma symptoms express higher levels of IL-33 than healthy control subjects. IL-33 initiates a diverse array of cellular immune responses, including the activation of mast cells, basophils and eosinophils, leading to production of downstream cytokines, such as IL-4, IL-5 and IL-13, which are associated with atopic diseases. IL-33 also acts on Th2 effector cells and Innate Lymphoid Cell Type 2 (ILC2), two types of white blood cells that initiate and orchestrate atopic responses. We have no ongoing clinical trials of etokimab and etokimab is available to out-license.
The following table summarizes certain key information about our wholly owned product candidates:

Development Stage and Anticipated Milestones

	Antibody Program	Therapeutic Indication	Lead Optimization	IND Enabling	Phase 1	Phase 2	Phase 3
Immune Cell Modulators	**Rosnilimab** (PD-1 agonist)	Rheumatoid Arthritis				P2b initiated Q3 2023 Top-line data mid 2025	
		Ulcerative Colitis				P2 initiation Q4 2023 Top-line data H1 2026	
	ANB032 (BTLA agonist)	Atopic Dermatitis				P2b initiated Q2 2023 Top-line data YE 2024	
	ANB033 (CD122 antagonist)	Inflammatory Diseases		IND submission H1 2024			

Legacy Programs Available for Out-licensing

	Antibody Program	Therapeutic Indication	Lead Optimization	IND Enabling	Phase 1	Phase 2	Phase 3
Cytokine Antagonists	**Imsidolimab** (IL-36R antagonist)	Generalized Pustular Psoriasis (GPP)			*Out-license in 2024*		GEMINI-1 and GEMINI-2 at medical conf H2 2024 GEMINI-1 BLA Q3 2024
	Etokimab (IL-33 antagonist)	Epithelial Driven Diseases			*No further internal investment*	P2b/3 ready

Collaborative Programs
Multiple Company-discovered antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with GSK.
Under the GSK Agreement, a BLA for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called Jemperli (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (dMMREC). In February 2023, the FDA granted full approval for this indication (from an accelerated approval). In addition, in April 2021 the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (EU) for Jemperli for use in women with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen. A second FDA approval was received in August 2021 for Jemperli in pan-deficient mismatch repair tumors (PdMMRT). In July 2023, the FDA approved Jemperli in combination with chemotherapy for the treatment of adult patients with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) primary advanced or recurrent endometrial cancer. A marketing authorization application is also under review by the European Medicines Agency.
Jemperli is currently in Phase 3 trials for various solid tumor indications, including a Phase 3 trial in first-line ovarian cancer with top-line results expected in the first half of 2024.

In addition, under the collaboration, GSK is developing dostarlimab in combination with another development program from the GSK Agreement: cobolimab, an anti-TIM-3 antibody. GSK is conducting a Phase 3 trial, COSTAR Lung, which is a randomized, open label 3-arm trial comparing cobolimab plus dostarlimab plus docetaxel to dostarlimab plus docetaxel to docetaxel alone in patients with advanced non-small-cell lung cancer (“NSCLC”) who have progressed on prior anti-PD-(L)1 therapy and chemotherapy with top-line results expected in the second half of 2024.
For more information about these collaborations, see Note 4 — Collaborative Research and Development Agreements in the accompanying notes to the consolidated financial statements.
Components of Operating Results
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through September 30, 2023, we have recognized $246.2 million in revenue from our collaborators.
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
Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Collaboration Revenue
Collaboration revenue consists of both milestone payments under the collaborations, and royalty payments. We recognized $0 in milestone revenue during each of the three and nine months ended September 30, 2023 and 2022. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Royalty revenue is a function of our partners' product sales and the applicable royalty rate. During the three months ended September 30, 2023 and 2022, we recognized $3.3 million and $1.3 million, respectively, related to the net sales of GSK’s Jemperli and Zejula, which we estimate based on either GSK’s prior sales experience or actuals. During the nine months ended September 30, 2023 and 2022, we recognized $8.2 million and $3.5 million, respectively, of royalty revenue related to the net sales of GSK’s Jemperli and Zejula. All royalty revenue related to Zejula global net sales starting July 2022 are paid directly to a wholly owned subsidiary of DRI Healthcare Trust pursuant to the Zejula Royalty Monetization Agreement. For more information see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.
Research and Development Expenses
Research and development expenses were $30.9 million during the three months ended September 30, 2023 compared to $22.1 million during the three months ended September 30, 2022 for an increase of $8.8 million, primarily due to a $4.0 million increase in outside services for manufacturing expenses, $2.7 million increase in clinical expenses, $1.5 million increase in salaries and related expenses, including stock-based compensation expense, and $0.6 million increase in other research and development expenses.
Research and development expenses were $98.8 million during the nine months ended September 30, 2023 compared to $65.4 million during the nine months ended September 30, 2022 for an increase of $33.4 million, primarily due to a $21.2 million increase in outside services for manufacturing expenses, $5.3 million increase in clinical expenses, $5.5 million increase in salaries and related expenses, including stock-based compensation expense, and $1.4 million increase in other research and development expenses.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Increase/(Decrease)	2023	2022	Increase/(Decrease)
External Costs
Rosnilimab	$8,071	$1,733	$6,338	$16,456	$5,425	$11,031
ANB032	5,024	1,083	3,941	11,583	2,223	9,360
Imsidolimab	3,219	9,946	(6,727)	27,517	30,485	(2,968)
Preclinical and other unallocated costs	7,333	2,853	4,480	19,711	7,683	12,028
Total External Costs	23,647	15,615	8,032	75,267	45,816	29,451
Internal Costs	7,231	6,449	782	23,491	19,608	3,883
Total Costs	$30,878	$22,064	$8,814	$98,758	$65,424	$33,334
General and Administrative Expenses
General and administrative expenses were $10.2 million during the three months ended September 30, 2023 compared to $8.9 million during the three months ended September 30, 2022 for an increase of $1.3 million, primarily due to a $1.5 million increase in personnel costs, including stock-based compensation expense, $0.3 million increase in legal and other general and administrative expenses, offset by a $0.5 million decrease in market research cost and insurance expense.
General and administrative expenses were $31.7 million during the nine months ended September 30, 2023 compared to $27.2 million during the nine months ended September 30, 2022 for an increase of $4.5 million, primarily due to a $3.2 million increase in personnel costs, including stock-based compensation expense, $0.6 million increase in market research cost, $0.6 million increase in other general and administrative expenses, and $0.4 million increase in legal cost offset by a $0.3 million decrease in insurance expense.
We expect that our general and administrative expenses will increase for the foreseeable future due to compliance costs associated with being a publicly traded company and intellectual property related legal expenses as our intellectual property portfolio expands.
Non-cash Interest Expense for the Sale of Future Royalties
Non-cash interest expense was $4.4 million and $6.1 million during the three months ended September 30, 2023 and 2022, respectively. The decrease of $1.7 million in non-cash interest expense is due to a change in the expected timing for Sagard to be paid per the Jemperli Royalty Monetization Agreement, partially offset by interest recognized on the liability related to Zejula Royalty Monetization Agreement that was completed in September 2022.
Non-cash interest expense was $13.1 million and $16.9 million during the nine months ended September 30, 2023 and 2022, respectively. The decrease of $3.8 million in non-cash interest expense is due to a change in the expected timing for Sagard to be paid per the Jemperli Royalty Monetization Agreement, partially offset by interest recognized on the liability related to Zejula Royalty Monetization Agreement that was completed in September 2022.
Interest Income
Interest income was $4.9 million and $2.3 million during the three months ended September 30, 2023 and 2022, respectively, and $14.0 million and $3.7 million during the nine months ended September 30, 2023 and 2022, respectively, which primarily related to our short-term and long-term investments. The increase in interest income is due to higher interest rates earned on investments during the three and nine months ended September 30, 2023.
Other Income (Expense), Net
Other income, net was less than $0.1 million for the three and nine months ended September 30, 2023 and 2022, which primarily related to foreign exchange transactions with our foreign CROs and CMOs.

Liquidity and Capital Resources
From our inception through September 30, 2023, we have received an aggregate of $1.2 billion to fund our operations, which included $636.9 million from the sale of equity securities, $285.0 million from the sale of future royalties, and $234.2 million from our collaboration agreements. As of September 30, 2023, we had $453.3 million in cash, cash equivalents and investments.
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
In November 2022, we entered into the Cowen Sales Agreement with Cowen and Company, LLC, through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen and Company, LLC as our sales agent. As of September 30, 2023, we had sold no shares under this agreement.
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
Cash, cash equivalents and investments totaled $453.3 million as of September 30, 2023, compared to $584.2 million as of December 31, 2022. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next twelve months from the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(86,451)	$(62,908)
Investing activities	95,576	(416,342)
Financing activities	(54,138)	42,068
Net decrease in cash and cash equivalents	$(45,013)	$(437,182)

Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2023 of $86.5 million was primarily due to our net loss of $121.4 million, adjusted for addbacks for non-cash expenses of $32.6 million, which includes stock-based compensation, amortization of operating right-of-use assets, non-cash interest expense, income from marketable securities and increases in working capital of $2.3 million.
Net cash used in operating activities during the nine months ended September 30, 2022 of $62.9 million was primarily due to our net loss of $102.3 million, adjusted for addbacks for non-cash expenses of $38.5 million, which includes stock-based compensation, amortization of operating right-of-use assets, non-cash interest expense, income from marketable securities and net increases in working capital of $0.9 million.
Investing Activities
Net cash provided by (used in) investing activities during the nine months ended September 30, 2023 and 2022 of $95.6 million and $(416.3) million, respectively, primarily relates to the timing of sales, maturities and purchases of our investments.
Financing Activities
The net cash used in financing activities during the nine months ended September 30, 2023 of $54.1 million was primarily related to $50.0 million paid for repurchases and retirements of common stock, $6.3 million for repayments of the liability for the sale of future royalties, offset by $2.2 million of cash received for the issuance of common stock.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2023, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K filed with the SEC on March 1, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of September 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Some patients in our clinical trials have experienced adverse events, including SAEs. Subjects in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or in our Phase 1 or Phase 2 clinical trials. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which will inform our dosing strategy for future clinical trials, however such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans and may lead to unforeseen toxicity not previously observed in preclinical testing. If preclinical studies of our product candidates fail to provide preliminary evidence of safety to the satisfaction of regulatory authorities or do not otherwise produce satisfactory results, we may incur additional costs or experience delays in initiating and/or advancing the development and commercialization of our product candidates. Further, if clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we or our collaborators may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
Further, if any of our product candidates obtain marketing approval, toxicities associated with our product candidates may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional warnings being added to the labeling, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical testing.
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
Even if we or our collaborators initiate and complete clinical trials for our product candidates, these product candidates will not be permitted to be marketed in the United States until approval of a BLA from the FDA is received, and will not be permitted to be marketed in other countries without marketing approval from foreign regulatory authorities. Obtaining approval of a BLA or other marketing approvals is often a lengthy, expensive and uncertain process over which the FDA and foreign regulatory authorities have substantial discretion. Other than submitting and receiving acceptance for initiation of our previous and current clinical trials in the United States and certain foreign jurisdictions, we have had only limited discussions with the FDA and no discussions with foreign regulatory authorities regarding the development plans for any of our product candidates or the designs of any of our later-stage clinical studies. We thus may not have the full benefit of the FDA’s or foreign regulatory authorities’ current thinking on clinical trial designs or product development for our target indications. For example, although we believe our Phase 3 trials for imsidolimab for GPP, GEMINI-1 and GEMINI-2, with GEMINI-1 having demonstrated evidence of efficacy and safety in GPP patients, will be sufficient to obtain BLA approval, the FDA may determine that we will need additional clinical trials in order to obtain approval of a BLA.
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
We have recently commenced Phase 2 clinical development of rosnilimab and ANB032, and have no history of commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
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
•a suspension or termination of a clinical trial once commenced;
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

For our anti-PD-1 agonist antibody program, our competitors include other anti-PD-1 agonist antibodies peresolimab (Eli Lilly) in Phase 2b development for the treatment of rheumatoid arthritis, JNJ-67484703 (Janssen) in Phase 2 development for the treatment of atopic dermatitis, a PD-1 agonist antibody (Boehringer Ingelheim) in Phase 1 development, and GS-0151 (Gilead) in preclinical development. Commercial-stage competitors in moderate-to-severe rheumatoid arthritis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie), IL-6 (Actemra; Roche and Kevzara; Regeneron), CD-80/86 (Orencia; BMS), CD-20 (Rituxan; Roche), and janus kinase inhibitors (Rinvoq; AbbVie, Olumiant; Eli Lilly, and Xeljanz; Pfizer). Commercial-stage competitors in moderate-to-severe ulcerative colitis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie and Remicade; Johnson & Johnson ), anti-α4β7 (Entyvio; Takeda), anti-IL-23 (Stelera; Johnson & Johnson) and S1P inhibitors (Zeposia; Bristol Myers Squibb and Velsipity; Pfizer) and janus kinase inhibitors (Rinvoq; AbbVie, and Xeljanz; Pfizer) as well as monoclonal antibodies targeting anti-TL1A (PRA023; Merck, and RVT-3101; Telavant) in Phase 2 development.
For our anti-BTLA agonist antibody program, our competitors include other anti-BTLA agonist antibodies LY3361237 (Eli Lilly) in Phase 2 development, which has demonstrated efficacy in treatment of systemic lupus erythematosus (SLE) as measured by the cutaneous lupus erythematosus disease area and severity index (CLASI), and GS-0272 (Gilead in Phase 1b development for SLE and rheumatoid arthritis). Commercial-stage competitors in moderate-to-severe atopic dermatitis include topical and oral corticosteroids, calcineurin inhibitors (Protopic; LEO Pharma and Elidel; Bausch Health), monoclonal antibodies targeting IL-4/13 (Dupixent; Regeneron/Sanofi), IL-13 (Adbry; LEO Pharma), IL-31 (nemolizumab; Galderma) and janus kinase inhibitors (Rinvoq; AbbVie and abrocitinib; Pfizer) as well as monoclonal antibodies targeting OX-40/OX40L (rocatinlimab; Amgen and amlitelimab; Sanofi) in Phase 2 and 3 development.
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
For imsidolimab in the treatment of GPP, our competitors include one other anti-IL-36 receptor antibody called SPEVIGO or spesolimab (Boehringer Ingelheim), approved for GPP flares in adults.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient, are less expensive or capture significant market share prior to or during our commercialization. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of biosimilar products. Even if our product candidates achieve marketing approval, they may be priced at a significant premium over competitive biosimilar products if any have been approved by then.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. For the nine months ended September 30, 2023, we had $8.2 million in collaboration revenue and a net loss of $121.4 million. For the nine months ended September 30, 2022, we had $3.5 million in collaboration revenue and a net loss of $102.3 million. As of September 30, 2023, we had an accumulated deficit of $571.9 million.
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
As a research and development company, our operations have consumed substantial amounts of cash since our inception. We expect our research and development expenses to increase in connection with our ongoing activities, which expenses may substantially increase if we conduct Phase 3 clinical trials or seek marketing approval for our product candidates without any partnerships. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we incur additional costs associated with operating as a public company. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next 12 months. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we continue to move our product candidates into and through clinical trials, we may have adverse results requiring us to find new product candidates. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through collaboration agreements to continue development of our product candidates.

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
Furthermore, integral parties in our supply chain are geographically concentrated and operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe and/or SAEs. If such an event were to affect our supply chain, it could have a material adverse effect on our business.
Risks Related to Our Dependence on Third Parties
Our existing collaboration with GSK is important to our business, and future collaborations may also be important to us. If we are unable to maintain this collaboration, or if this collaboration is not successful, our business could be adversely affected.
We have entered into collaboration with GSK to develop several of our product candidates. GSK has advanced multiple antibodies generated through our collaboration into clinical trials. If our collaboration with GSK were terminated, we may not receive all or any of the funding potentially coming from such collaboration, which could adversely affect our business or financial condition. For example, in October 2023, we agreed with GSK to terminate the anti-LAG-3 antagonist antibody development program under our existing collaboration. As a result, we will not receive any additional milestones or any royalties from GSK for that development program.
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
We rely on third-party clinical investigators, CROs, CMOs and consultants to design, conduct, supervise and monitor key activities relating to, discovery, manufacturing, non-clinical studies and clinical trials of our product candidates, and we intend to do the same for future activities relating to existing and future programs. Because we rely on third parties and do not have the ability to conduct all required discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent, careful or timely in conducting our discovery, manufacturing, preclinical studies or clinical trials, resulting in discovery, manufacturing, preclinical studies or clinical trials being delayed or unsuccessful, in whole or in part.
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
We depend on the availability of key raw materials for our product candidates from a small number of third-party suppliers. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials. We do not have any control over the availability of raw materials. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products. If either we or any third parties in the supply chain for materials used in the production of our product candidates are disrupted, including by political, economic or public health events, such as the COVID-19 pandemic, it could limit our ability to manufacture our product candidates for our preclinical or clinical studies.
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
In addition, the Biden Administration has taken steps to address prescription drug pricing. For example, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the IRA, in August 2022, which will, among other things, allow the HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.
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
Our commercial success depends upon our ability, and the ability of our licensors, licensees and collaborators, to develop, manufacture, market and sell our product candidates and use our and our licensors’, licensees’ or collaborators’ wholly owned technologies without infringing the proprietary rights of third parties. A third party may hold intellectual property, including patent rights that are important or necessary to the development of our products. As a result, we are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we have in-licensed the rights to certain intellectual property relating to SHM under our in-license agreement with the UK Research and Innovation - Medical Research Council, which is the subject of issued patents and pending patent applications in certain countries. If we fail to comply with the obligations under these agreements, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements.

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
•market conditions in the biotechnology sector; and
•general economic uncertainty and capital markets disruptions, which have been substantially impacted by geopolitical instability due to the ongoing wars in Israel and Ukraine, actual or perceived instability in the U.S. and global banking systems, uncertainty with respect to the U.S. federal budget, and rising interest rates and inflation.
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
As of December 31, 2022, we have federal NOLs of approximately $285.8 million. Of this, $53.1 million expire beginning December 31, 2029 through December 31, 2037, if not used to reduce income taxes payable in the future and $232.7 million carry forward indefinitely.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.27	D. Faga Amended and Restated Employment Agreement
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Report Instance Document - The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - (formatted in Inline XBRL and contained in Exhibit 101)

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

AnaptysBio, Inc.

Date:	November 2, 2023	By:	/s/ Daniel Faga
Daniel Faga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2023	By:	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)