Form 10-K
period 2023-12-31
ANAPTYSBIO, INC
filed 2024-03-11
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates of the registrant was $366,560,992 as of June 30, 2023.
The number of shares of Registrant’s Common Stock outstanding was 26,763,081 as of March 5, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, scheduled to be held on June 12, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•our ability to develop our product candidates;
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
•the success of competing therapies that are or may become available;
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
•the impact of political, economic or public health events on our business and the United States (“U.S.”) and global economies;
•our ability to attract and retain key scientific or management personnel;
•general macro-economic factors, including volatility in equity markets, and fluctuations in interest rates and foreign exchange rates;
•our ability to obtain funding for our operations on favorable terms or at all, including funding necessary to complete further development and commercialization of our product candidates;
•our ability to find a licensing partner for imsidolimab and etokimab;
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
Unless the context indicates otherwise, as used in this Annual Report, the terms “AnaptysBio,” “Anaptys,” “company,” “we,” “us” and “our” refer to AnaptysBio, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted. AnaptysBio is our common law trademark. This Annual Report contains additional trade names, trademarks, and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I
Item 1. Business
Overview
We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. We are developing immune cell modulating antibodies, including two wholly owned checkpoint agonists in clinical-stage development, for autoimmune and inflammatory diseases: rosnilimab, our PD-1 agonist in a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and a Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”); and ANB032, our BTLA agonist, in a Phase 2b trial for the treatment of moderate-to-severe atopic dermatitis (“AD”). We also have other preclinical immune cell modulator candidates for the treatment of autoimmune and inflammatory diseases in our portfolio, including ANB033, an anti-CD122 antagonist antibody, and ANB101, a BDCA2 modulator antibody. In addition, we have developed two cytokine antagonists that we are exploring options for out-licensing: imsidolimab, our anti-IL-36R antibody, in Phase 3 development for the treatment of generalized pustular psoriasis (“GPP”), and etokimab, our anti-IL-33 antagonist that is Phase 2/3 ready. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immuno-oncology, including an anti-PD-1 antagonist antibody (Jemperli (dostarlimab-gxly)) and an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK.
Our Wholly Owned Product Candidate Pipeline
Our immune cell modulating antibodies, including checkpoint agonists for PD-1 and BTLA, treat inflammatory disorders by down regulating immune responses mediated by multiple immune cell types including T cells, B cells, and dendritic cells. T cells require both antigen presentation to the T cell receptor and co-stimulation to be activated. When these interactions are inhibited, T cells can’t be effectively primed to expand and differentiate into inflammatory T cells. Inhibition of at least one of these signals is the basis of checkpoint agonism.
We believe these molecules have potential applicability across a broad range of autoimmune and inflammatory diseases, including dermatology, rheumatology, gastroenterology, respiratory, and neurology therapeutic areas.
Rosnilimab
PD-1, or programmed cell death protein 1, is an inhibitory checkpoint receptor that regulates T cell proliferation, and cytokine secretion. It is expressed preferentially on activated T cells, reducing the potential for off-target activity by rosnilimab. Genetic mutations in the PD-1 pathway are known to be associated with increased susceptibility to human inflammatory diseases which leads us to believe that rosnilimab is applicable to diseases where PD-1 checkpoint receptor function may be insufficient to maintain immune homeostasis.
Rosnilimab is an IgG1 antibody that directly targets PD-1+ T cells, resulting in their agonism or depletion, broadly impacting pathogenic drivers of autoimmune and inflammatory diseases. An IgG1 PD-1 agonist acts through three distinct mechanisms: depletion of PD-1high effector T cells, depletion of PD-1high Tfh and Tph cells, and agonism of PD-1int T cells. This drives specific immunological outcomes in both inflamed tissue and the periphery, such as reduction in T cell proliferation, migration, and cytokine secretion, and reduction of plasma cell generation and autoantibody levels. Rosnilimab is designed to enable formation of a tight immune synapse by binding to the PD-1 checkpoint receptor on a membrane-proximal epitope, and simultaneously anchoring to an Fc receptor, on an opposing cell, supporting crosslinking and excluding activating phosphatases such as CD45. Rosnilimab also facilitates depletion by bringing effector cells into closer proximity to pathogenically activated PD-1high T cells.
In in vitro studies, when PD-1+ T cells were cocultured in the presence of NK cells, rosnilimab demonstrated potent depletion of PD-1+ T cells. In separate in vitro studies, in which T cells were stimulated in the presence of only dendritic cells (in the absence of any cells capable of mediating depletion), rosnilimab demonstrated potent agonism properties such as a reduction in PD-1+T cell proliferation and reduction in secretion of inflammatory cytokines.
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

Rosnilimab demonstrated a favorable pharmacokinetic (“PK”) profile with an estimated two-week half-life for subcutaneous and IV routes of administration. Full PD-1 receptor occupancy was observed rapidly and was maintained for at least 30 days. Potent and sustained reduction was observed in peripheral PD-1+ T cells for >30 days, including >90% reduction of PD-1high T cells and a >50% reduction of PD-1+ T cells bringing the overall T cell composition to a less activated state, without meaningfully reducing overall T cell numbers.
We also completed a randomized placebo-controlled 45-patient Phase 2 trial assessing a single 400mg monthly dose of rosnilimab over six months in moderate-to-severe alopecia areata patients. In January 2023, we reported interim results of blinded data which suggested that sufficient improvement in the severity of alopecia tool (SALT) endpoint necessary to justify further development in alopecia was not achieved. Furthermore, we reported safety and pharmacodynamics data suggesting that rosnilimab was generally well tolerated, with no dose limiting toxicities observed and no SAEs reported.
We are conducting a randomized placebo-controlled 420-patient global Phase 2b trial assessing three dose levels of subcutaneously administrated rosnilimab in moderate-to-severe RA for up to 28 weeks on well-established endpoints including ACR20/50/70 and DAS28-CRP. We anticipate reporting top-line data on the primary endpoint in the RA trial by mid 2025. We are also conducting a randomized placebo-controlled 130-patient, global Phase 2 trial assessing two dose levels of subcutaneously administered rosnilimab in moderate-to-severe UC for up to 24 weeks on well-established endpoints including clinical remission on the modified Mayo score (“mMS”), clinical response on the mMS and endoscopic remission. We anticipate reporting top-line data on the primary endpoint in the UC trial in the first half of 2026.
ANB032
BTLA, or B and T lymphocyte attenuator, is an inhibitory checkpoint receptor that regulates T cells, B cells, and dendritic cell (“DC”) function. BTLA is expressed only on immune cells and preferentially on activated immune cells, potentially enabling a broad mechanism of action while avoiding off-target activity.
ANB032 is a non-depleting antibody that binds to BTLA, and is anticipated to down-modulate the activity of T cells, B cells and dendritic cells both in inflamed tissue and the periphery via: agonism resulting in inhibition of T cell expansion and migration, broad reduction of inflammatory Th1, Th2, Th17 and Th22 cytokines, and modulation of dendritic cells including inhibition of dendritic cell maturation, reduction in costimulatory molecule expression, and enhanced inducement of Tregs.
In in vitro studies, ANB032 demonstrated potent agonism and, in a murine model of GvHD, demonstrated superior disease-modification compared to control antibodies.
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
We are conducting a randomized placebo-controlled 160 patient global Phase 2b trial assessing three dose levels of subcutaneously administered ANB032 in moderate-to-severe AD for 12 weeks on well-established endpoints including EASI75 and IGA 0/1 measured at week 14. Patients will then be followed for an additional 24 weeks after the final dose at week 12 to understand longer term safety as well as the potential for prolonged and sustained efficacy. We anticipate reporting top-line data on the primary endpoint from this trial by the end of 2024.
ANB033
ANB033 targets CD122, the common beta subunit shared by the IL-15 and IL-2 receptors. IL-15 and IL-2 signaling mediate the proliferation and survival of NK cells and certain CD8 T cell subsets. ANB033 is an antibody designed with an affinity to CD122 that inhibits IL-15 and IL-2 signaling through the low affinity IL-2 receptor (comprised of CD122 and the common gamma subunit, CD132) while sparing IL-2 signaling through the high affinity IL-2 receptor (comprised of CD122, CD132 and the alpha receptor subunit for IL-2, CD25) expressed by regulatory T cells. This leads to the potential to achieve and maintain remission of inflammation through the reduction of disease-causing NK cells and certain CD8 T cell subsets, while sparing regulatory T cells. By preventing the consumption of IL-2 by pathogenic cells that express the low affinity IL-2 receptor, circulating levels of IL-2 may increase, potentially enhancing regulatory T cell numbers that express the high affinity

IL-2 receptor in the setting of inflammation. We anticipate submitting an IND for a Phase 1 clinical trial with ANB033 during the second quarter of 2024.
ANB101
Blood dendritic cell antigen 2 (“BDCA2”) is a molecule specifically expressed on plasmacytoid dendritic cells (pDCs), a class of immune cells which, while found in relatively small numbers in healthy patients, are enriched in patients with a variety of inflammatory diseases, that is critical to the regulation of toll-like receptor signaling and interferon secretion. pDCs are a key upstream node in the inflammatory cascade that serve as a bridge between innate and adaptive immunity. They have been shown to be prolific secretors of type I interferons, which drive activation of a variety of downstream cell types including T cells and monocytes. Together with their ability to present antigens to the adaptive immune system, this creates a pro-inflammatory environment for the establishment and perpetuation of autoimmune pathology. BDCA2 has been implicated in the pathophysiology of systemic lupus erythematosus (SLE), where there exists mechanistic clinical proof of concept for pDC modulation. ANB101 is a BDCA2 modulator antibody that targets pDCs and potently inhibits interferon secretion and modulates antigen presentation for the treatment of autoimmune and inflammatory diseases. We anticipate submitting an IND for a Phase 1 clinical trial with ANB101 during the second half of 2024.
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
We initiated two Phase 3 clinical trials for imsidolimab in GPP. We successfully completed the first randomized placebo-controlled trial, called GEMINI-1, in 45 patients, assessing two, single dose levels of IV-administered imsidolimab. As of October 2023, of the patients who received a single dose of 750mg IV imsidolimab, 53.3% achieved Generalized Pustular Psoriasis Physician Global Assessment (GPPPGA) 0/1 (clear or almost clear) at Week 4, our primary endpoint, compared to 13.3% of patients on placebo (p=0.0131). The GPPPGA assessment, representing a stringent and comprehensive characterization of disease severity, required satisfying an overall clinical response score of 0/1 (clear or almost clear) collectively across each GPP disease attribute, including pustulation, erythema and scaling. Imsidolimab demonstrated favorable safety, tolerability, and immunogenicity with no elevation of infection risk compared to placebo, no serious adverse events, and only 1 of 30 patients treated with imsidolimab generating anti-drug antibodies over the course of the study.
Patients completing the GEMINI-1 trial were eligible to be subsequently enrolled in GEMINI-2, our second Phase 3 trial for imsidolimab in GPP, where they receive monthly doses of 200mg subcutaneous imsidolimab or placebo depending upon whether they are responders, partial responders or non-responders to treatment under GEMINI-1. Additionally, 66.7% (10/15) of placebo patients exited GEMINI-1 early, crossed-over to GEMINI-2 and were eligible to receive rescue therapy with a single dose of 750mg IV imsidolimab. The objective of GEMINI-2 is to assess the long-term safety of imsidolimab through 3 years of monthly dosing, as well as assess the efficacy of imsidolimab to reduce the incidence or severity of recurrent flares of GPP.
We intend to out-license imsidolimab in 2024.
Etokimab
Etokimab inhibits IL-33 function and acts upstream of key cell types involved in atopy and the subsequent release of Th2 cytokines. IL-33 is a pro-inflammatory cytokine that signals through the ST2 receptor, which multiple studies suggest serves as a central mediator of various immune responses leading to Th2-type inflammatory disorders, including asthma, COPD, atopic and other epithelial-driven diseases. Individuals with asthma symptoms express higher levels of IL-33 than healthy control subjects. IL-33 initiates a diverse array of cellular immune responses, including the activation of mast cells, basophils and eosinophils, leading to production of downstream cytokines, such as IL-4, IL-5 and IL-13, which are associated with atopic diseases. IL-33 also acts on Th2 effector cells and Innate Lymphoid Cell Type 2 (ILC2), two types of white blood cells that initiate and orchestrate atopic responses.
We have no ongoing clinical trials of etokimab and etokimab is available to out-license.
Collaborative Programs
Multiple Company-discovered antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with GSK.
Under the GSK Agreement, a Biologics License Application (“BLA”) for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called Jemperli (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (dMMREC). In February 2023, the FDA granted full approval for this indication (from an accelerated approval). In addition, in April 2021 the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for Jemperli for use in women with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen. A second FDA approval was received in August 2021 for Jemperli in pan-deficient mismatch repair tumors (PdMMRT). In July 2023, the FDA approved Jemperli in combination with chemotherapy for the treatment of adult patients with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) primary advanced or recurrent endometrial cancer. In December 2023, the EMA approved, in the EU, Jemperli plus chemotherapy for dMMR/MSI-H primary advanced or recurrent endometrial cancer.
Jemperli is in clinical trials for various solid tumor indications, including a Phase 3 trial in first-line ovarian cancer with top-line results expected in the first half of 2024.
In addition, under the collaboration, GSK is developing dostarlimab in combination with another development program from the GSK Agreement, including cobolimab, an anti-TIM-3 antibody. GSK is conducting a Phase 3 trial, COSTAR Lung, which is a randomized, open label 3-arm trial comparing cobolimab plus dostarlimab plus docetaxel to dostarlimab plus docetaxel to docetaxel alone in patients with advanced non-small-cell lung cancer (“NSCLC”) who have progressed on prior anti-PD-(L)1 therapy and chemotherapy with top-line results expected in the second half of 2024.
Our Product Candidates
The following table summarizes certain key information about our wholly-owned product candidates:

| | Antibody Program | Therapeutic Indication | Lead Optimization | IND Enabling | Phase 1 | Phase 2 | Phase 3 |
|---|---|---|---|---|---|---|---|
| Immune Cell Modulators | **Rosnilimab** (PD-1 agonist) | Rheumatoid Arthritis | | | | **P2b initiated Q3 2023** **Top-line data mid 2025** | |
| | | Ulcerative Colitis | | | | **P2 initiated Q4 2023** **Top-line data H1 2026** | |
| | **ANB032** (BTLA agonist) | Atopic Dermatitis | | | | **P2b initiated Q2 2023** **Top-line data YE 2024** | |
| | **ANB033** (CD122 antagonist) | Inflammatory Diseases | | **IND submission Q2 2024** | | | |
| | **ANB101** (BDCA2 modulator) | Inflammatory Diseases | | **IND submission H2 2024** | | | |

## Legacy Programs Available for Out-licensing

| | Antibody Program | Therapeutic Indication | Lead Optimization | IND Enabling | Phase 1 | Phase 2 | Phase 3 |
|---|---|---|---|---|---|---|---|
| Cytokine Antagonists | **Imsidolimab** (IL-36R antagonist) | Generalized Pustular Psoriasis (GPP) | | | *Out-license in 2024* | | **Submit data abstract to med meeting in H2 2024** **GEMINI-1 BLA Q3 2024** |
| | **Etokimab** (IL-33 antagonist) | Epithelial Driven Diseases | | | *No further internal investment* | **P2b/3 ready** | |

Our Strategy
We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. Our immune cell modulating antibodies modulate key nodes governing the body’s regulation of autoimmunity and inflammation. Dysregulated immune responses may result in abnormal and pathological inflammation in diseases with large and substantially underserved patient populations in the therapeutic areas of dermatology, rheumatology, gastroenterology, respiratory and neurology. The key elements of our strategy include:
•Enabling broad development of our immune cell modulator portfolio, including our checkpoint agonist programs, rosnilimab and ANB032, in indications including moderate-to-severe RA, UC and AD.
•Generating in vitro and in vivo translational and clinical data to characterize the differentiation of our molecules from in-class competitors and, relative to standard of care, treat patient populations most likely to have deeper and/or more durable responses by restoring immune balance.

•Facilitating the global commercialization of our checkpoint agonists while retaining rights in key therapeutic areas and/or commercial markets to enable us to become a fully integrated discovery, development and commercial organization.
•Continuing to leverage our research expertise to generate potentially best-in-class antibodies against high-value immunological targets.
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

Our approach to antibody design focuses on discovering and optimizing therapeutic antibodies tailored to modulate immune function. We use a variety of technologies to optimize the Fab domain of an antibody in ways that we believe both create a therapeutic antibody with highly potent functional activity and mitigate potential manufacturing liabilities.
We also optimize the Fc domain of the antibody, when needed, to tailor it for specific activity such as reducing Fc receptor interactions or optimizing Fc receptor interactions, in combination with the Fab domain of the antibody, to specifically modulate immune cell function, engage effector function that kills specific targeted immune cells, or leverage a combination of both activities. We further optimize the overall antibody through humanization and removal of liabilities that could potentially affect the structure, stability, pharmacology, manufacturability or immunogenicity of the antibody.
Optimized antibodies are tested in an extensive suite of immune cell assays, using engineered cell lines, and more relevantly, primary human immune cells from healthy and diseased individuals that we believe most accurately recapitulate the conditions in which the antibody will need to have optimal activity in patients.
We believe that our approach to antibody design allows us to effectively tailor antibody discovery to achieve a unique therapeutic benefit.
Collaborations
GlaxoSmithKline
In March 2014, we entered into a Collaboration and Exclusive License Agreement with GSK (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GlaxoSmithKline (Tesaro and GlaxoSmithKline are hereinafter referred to, collectively, as “GSK”). Under the terms of the GSK Agreement, as amended, we agreed to perform certain discovery and early preclinical development of therapeutic antibodies with the goal of generating immunotherapy antibodies for subsequent preclinical, clinical, regulatory, and commercial development to be performed by GSK. Under the terms of the GSK Agreement, GSK agreed to provide funding to us for research and development services related to antibody discovery programs for three specific targets. Currently, under the GSK Agreement, GSK is developing Jemperli (dostarlimab), an anti-PD-1 antagonist antibody, as a monotherapy for various solid tumor indications. In addition, GSK is developing dostarlimab in combination with additional therapies under the collaboration, including with another development program from the GSK Agreement: cobolimab, an anti-TIM-3 antibody, in 2L NSCLC. In October 2023, Amendment No. 5 to the GSK Agreement was agreed by both parties to terminate the anti-LAG-3 antagonist antibody development program under the GSK Agreement. In accordance with the GSK Agreement and this amendment, we have regained full global rights to the anti-LAG-3 antagonist antibody development program.
For each remaining development program under the GSK Agreement, we are eligible to receive milestone payments if certain preclinical and clinical trial events are achieved by GSK, if certain U.S. and European regulatory submissions and approvals in multiple indications are achieved, and upon the achievement of specified levels of annual worldwide net sales. We will also be eligible to receive tiered 4-8% royalties related to worldwide net sales of products developed under the collaboration. On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “Amendment”) was agreed to by both parties to permit GSK to conduct development and commercialization in combination with any third-party molecules of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor. Under the Amendment, we were granted increased royalties upon sales of Jemperli, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion and from 12% up to 25% of Net Sales above $1.0 billion.
In October 2021, we signed a royalty monetization agreement (the “Jemperli Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners, LP (“Sagard”). Under the terms of the Jemperli Royalty Monetization Agreement, we received $250.0 million, upon closing in December 2021, in exchange for royalties payable to us under the GSK collaboration on annual global net sales of Jemperli below $1.0 billion, as well as certain milestone payments, starting in October 2021. The aggregate Jemperli royalties and certain future milestones to be received by Sagard under the Jemperli Royalty Monetization Agreement are capped at certain fixed multiples of the upfront payment based on time. For more information see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.
The GSK Agreement, as amended, expires when no further payments are due to us, unless earlier terminated. Either party may terminate the GSK Agreement, as amended, in the event of an uncured material breach by the other party. GSK may terminate the GSK Agreement, as amended, at any time upon 90 days’ prior written notice to us.
Intellectual Property
Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for product candidates, novel biological discoveries, epitopes, new therapeutic approaches and potential indications, and other inventions that are important to our business. In total, our patent portfolio, including patents co-owned with GSK, patents licensed from Centessa Pharmaceuticals (UK) Ltd., and patents to certain antibody discovery technology consisted of approximately 93 issued patents and 103 pending patent applications as of December 31, 2023.
For our product candidates, generally we initially pursue patent protection covering compositions of matter including antibody sequences, methods of use, and methods of production. Throughout the development of our product candidates, we seek to identify additional means of obtaining patent protection that would potentially enhance commercial success.
The patent portfolios for our internal programs are outlined below:
Rosnilimab
As of December 31, 2023, we owned 16 patent applications in various countries directed to the antibody sequence of rosnilimab and its variants, methods of use and related matters. We intend to prosecute our pending applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from or claim priority to our pending applications could provide protection for aspects of this product candidate until June 2040.
ANB032
As of December 31, 2023, we owned 16 patent applications in various countries, one international (PCT) patent application and one U.S. provisional patent application directed to the antibody sequence of ANB032 and its variants, methods of use and related matters. We intend to prosecute the pending patent applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from or claim priority to our pending applications could provide protection for aspects of this product candidate until May 2044.
ANB033
As of December 31, 2023, we owned one international (PCT) patent application directed to the antibody sequence of ANB033 and its variants, methods of use and related matters. We intend to prosecute the pending international (PCT) patent application, file additional patent applications claiming priority to the international (PCT) patent application, and pursue patent issuance, in key commercial markets where significant product sales may occur. Patents that may issue claiming priority to our international (PCT) patent application could provide protection for aspects of this product candidate until November 2043.
ANB101/102
As of December 31, 2023, we owned rights to 13 patent applications in various countries directed to the antibody sequence of ANB101/102 and their variants, methods of use and related matters. We intend to prosecute the pending applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from or claim priority to the pending applications could provide protection for aspects of these product candidates until August 2040.
Imsidolimab
As of December 31, 2023, we owned 51 patents and patent applications in various countries directed to the antibody sequence of imsidolimab and its variants, methods of use and related matters. We intend to prosecute our pending applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that have issued, or that may issue from or claim priority to our pending applications could provide protection for aspects of this product candidate until May 2042.
Etokimab
As of December 31, 2022, we owned 18 patents and patent applications in various countries directed to the antibody sequence of etokimab and its variants, methods of use and related matters. We intend to prosecute our pending applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that have issued, or that may issue from or claim priority to our pending applications could provide protection for aspects of this product candidate until January 2035.
Dostarlimab (GSK4057190)
As of December 31, 2023, we owned or co-owned 24 patents and patent applications in various countries directed to the antibody sequence of GSK4057190 (dostarlimab), an anti-PD-1 antagonist, and its variants, methods of use and related matters. We intend to prosecute our pending applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that have issued, or that may issue from or claim priority to our pending applications, could provide protection for aspects of this product until June 2038.
Cobolimab (GSK4069889)
As of December 31, 2023, we owned or co-owned 24 patents and patent applications in various countries directed to the antibody sequence of GSK4069889 (cobolimab), an anti-TIM-3 antagonist, and its variants, methods of use and related matters. We intend to prosecute our pending applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that have issued, or that may issue from or claim priority to our pending applications, could provide protection for aspects of this product candidate until November 2037.
Other Intellectual Property Matters
The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our product candidates. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors— Risks Related to Our Intellectual Property.”
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
We also rely on trade secrets relating to our research and development and product candidates and seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets.
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
Manufacturing
We must manufacture our product candidates for clinical trial use in compliance with current good manufacturing practices (“cGMP”). The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of materials, components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP requirements and global regulatory requirements before any product is approved and we can manufacture commercial products. Our third-party manufacturers will be subject to periodic regulatory inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess compliance with applicable regulations.
Our internal manufacturing capabilities include non-cGMP antibody and reagent production using small scale quantities for characterization and in vitro and in vivo preclinical assessment of product candidates. We do not have and we do not currently plan to acquire or develop the facilities or capabilities to manufacture our product candidates for use in human clinical trials.
We rely on third-party manufacturers to generate cGMP compliant cell lines and will rely on them to produce cGMP drug substance and drug product required for our clinical trials, and we expect to continue to rely on third parties to manufacture clinical trial drug supplies for the foreseeable future. We also contract with additional third parties for the testing, labeling, packaging, storage and distribution of investigational drug products. We have personnel with significant technical, manufacturing, analytical, quality, including cGMP, and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes. While our contract manufacturers have not yet produced commercially-approved cGMP batches of our product candidates, they have previously manufactured products for other companies in compliance with cGMP and have been previously inspected by regulatory authorities for compliance with cGMP standards.
Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. These actions could have a material impact on the availability of our products. Third-party manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.
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
For our PD-1 agonist antibody program, our competitors include other PD-1 agonist antibodies peresolimab (Eli Lilly) in Phase 2b development for the treatment of rheumatoid arthritis, JNJ-67484703 (Janssen) in Phase 2 development for the treatment of atopic dermatitis, a PD-1 agonist antibody (Boehringer Ingelheim) in Phase 1 development, and GS-0151 (Gilead) in preclinical development. Our commercial-stage competitors in moderate-to-severe rheumatoid arthritis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie), IL-6 (Actemra; Roche and Kevzara; Regeneron), CD-80/86 (Orencia; BMS), CD-20 (Rituxan; Roche), and janus kinase inhibitors (Rinvoq; AbbVie, Olumiant; Eli Lilly, and Xeljanz; Pfizer). Commercial-stage competitors in moderate-to-severe ulcerative colitis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie and Remicade; Johnson & Johnson), anti-α4β7 (Entyvio; Takeda), anti-IL-23 (Stelara; Johnson & Johnson and Omvoh; Eli Lilly) and S1P inhibitors (Zeposia; Bristol Myers Squibb and Velsipity; Pfizer) and janus kinase inhibitors (Rinvoq; AbbVie, and Xeljanz; Pfizer) as well as monoclonal antibodies targeting anti-TL1A (PRA023; Merck, RVT-3101; Roche and TEV’574; Teva/Sanofi) in Phase 2 and 3 development.

For our BTLA agonist antibody program, our competitors include another BTLA agonist antibody, GS-0272 (Gilead) in Phase 1b development for SLE and rheumatoid arthritis. Commercial-stage competitors in moderate-to-severe atopic dermatitis include topical and oral corticosteroids, calcineurin inhibitors (Protopic; LEO Pharma and Elidel; Bausch Health), monoclonal antibodies targeting IL-4/13 (Dupixent; Regeneron/Sanofi), IL-13 (Adbry; LEO Pharma and Ebglyss; Lilly), IL-31 (nemolizumab; Galderma) and janus kinase inhibitors (Rinvoq; AbbVie and abrocitinib; Pfizer) as well as monoclonal antibodies targeting OX-40/OX40L (rocatinlimab; Amgen and amlitelimab; Sanofi) in Phase 3 development.
For our anti-CD122 antagonist antibody program, our clinical competitors include other anti-CD122 antagonist antibodies, auremolimab (Incyte), in Phase 1 development for vitiligo and FB-102 (Forte Bioscience) in preclinical development, and three anti-IL-15 monoclonal antibodies, AMG 714 (Amgen), currently in Phase 2 development for the treatment of vitiligo, CALY-002 (Calypso, which Novartis has agreed to acquire), currently in Phase 1b development for the treatment of celiac disease and eosinophilic esophagitis, and TEV-‘408 (Teva), currently in Phase 1b development for the treatment of celiac disease.
For our anti-BDCA2 program, our competitors include one other anti-BDCA2 antibody, litifilimab (Biogen) in Phase 3 development for SLE and CLE, and one clinical-stage anti-ILT7 antibodies that target plasmacytoid dendritic cells for depletion, daxdilimab (Amgen) in Phase 2 development for alopecia areata, dermatomyositis or anti-synthetase inflammatory myositis, and discoid lupus erythematosus.
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
The Best Pharmaceuticals for Children Act (“BPCA”) provides sponsors of NDAs with an additional six-month period of market exclusivity for all unexpired patent or non-patent exclusivity on all forms of the drug containing the active moiety if the sponsor submits results of pediatric studies specifically requested by the FDA under BPCA within required timeframes. The BPCA provides sponsors of BLAs an additional six-month extension for all unexpired non-patent market exclusivity on all forms of the biological containing the active moiety pursuant to the BPCA if the conditions under the BPCA are met.
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
Patent term restoration
After approval, owners of relevant drug or biologic patents may apply for up to a five year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase—the time between IND application and NDA or BLA submission—and all of the review phase—the time between NDA or BLA submission and approval up to a maximum of five years. The time can be shortened if FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years from the date of marketing approval.
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
Biosimilars
The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of the U.S. Department of Health and Human Services (“HHS”) waives a required element. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The first biosimilar was approved by the FDA in 2015, and the first interchangeable product was approved in 2021.
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
Healthcare reform
Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Recently, healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act (“IRA”), in August 2022, which, among other things, allows the HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions began taking effect progressively starting in 2023, although they may be subject to legal challenges.
We expect that additional state and federal healthcare reform measures will be adopted in the future.
The Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act (“FCPA”), prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.
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
Employees and Human Capital Resources
As of December 31, 2023, we had 117 employees. Of these employees, 85 were primarily engaged in research and development activities and 29 held a doctorate degree such as an M.D., Ph.D., or PharmD. None of our employees are represented by a labor union or covered by collective bargaining agreements. We have never experienced a work stoppage and believe that we have good employee relations.

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
•Political, economic or public health events may have a material impact on the U.S. and global economies and could have a material adverse impact on our employees, contractors and patients, which could adversely and materially impact our business, financial condition and results of operations.
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
•If we are unable to obtain or protect intellectual property rights in the U.S. and throughout the world, we may not be able to compete effectively in our market.
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
Furthermore, we may conduct clinical trials of a product candidate in multiple indications based on assumptions about the product candidate’s mechanism of action. However, it is possible that our assumptions regarding the effectiveness of a product candidate’s mechanism of action may be incorrect and that the product candidate may be ineffective in certain diseases or disorders. If this were the case, then the results from any clinical trials of a product candidate that we conduct are less likely to be positive. For example, we believed imsidolimab’s mechanism of action, the inhibition of IL-36R, provided the potential for imsidolimab to be effective for treatment of a range of dermatological inflammatory diseases. However, top-line data from clinical trials of imsidolimab in indications other than GPP did not demonstrate efficacy.

If our other ongoing or future clinical trials of any of our product candidates, including rosnilimab, ANB032, imsidolimab, ANB033 or ANB101, are unsuccessful, whether for one of the reasons mentioned above or otherwise, our product candidates may be delayed in development or fail entirely, which would have a material adverse impact on our business.
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
We have conducted various preclinical studies of our product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. Phase 2 and Phase 3 clinical trials with rosnilimab, ANB032 and imsidolimab are ongoing. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, or to observe results in later stage clinical trials that are unexpected based on early clinical trials. Many product candidates fail in clinical trials despite promising preclinical and early clinical results. In addition, top-line results of a clinical trial, which generally reflect preliminary reviews of primary efficacy and/or safety results, do not necessarily predict final results, and any top-line findings or assessments are subject to change pending the completion of final data review procedures. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

Some patients in our clinical trials have experienced adverse events, including SAEs. Subjects in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or in our Phase 1, Phase 2 or Phase 3 clinical trials. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which will inform our dosing strategy for future clinical trials, however such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans and may lead to unforeseen toxicity not previously observed in preclinical testing. If preclinical studies of our product candidates fail to provide preliminary evidence of safety to the satisfaction of regulatory authorities or do not otherwise produce satisfactory results, we may incur additional costs or experience delays in initiating and/or advancing the development and commercialization of our product candidates. Further, if clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we or our collaborators may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
•delays in reaching or failure to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and contract research organizations (“CROs”) or failure by such CROs or trials sites to carry out the clinical trial in accordance with our agreed-upon terms;
•non-clinical or clinical sites becoming unavailable due to political, economic, or public health events;
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
Consequently, any predictions you make about our future success or viability based on our operating history may not be as accurate as they could be if we had an established track record in conducting clinical trials or commercializing products.
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
The biotechnology industry is highly competitive and subject to rapid and significant technological change. Products we may develop in the future are also likely to face competition from other drugs and therapies, some of which we may not currently be aware of. We have competitors both in the United States and internationally, including major multinational pharmaceutical and biotechnology companies, established biotechnology companies, specialty biotechnology companies, emerging and start-up companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or approval from the FDA or foreign regulatory authorities or discovering, developing and commercializing products in our field before we do.
For our PD-1 agonist antibody program, our competitors include other PD-1 agonist antibodies peresolimab (Eli Lilly) in Phase 2b development for the treatment of rheumatoid arthritis, JNJ-67484703 (Janssen) in Phase 2 development for the treatment of atopic dermatitis, a PD-1 agonist antibody (Boehringer Ingelheim) in Phase 1 development, and GS-0151 (Gilead) in preclinical development. Our commercial-stage competitors in moderate-to-severe rheumatoid arthritis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie), IL-6 (Actemra; Roche and Kevzara; Regeneron), CD-80/86 (Orencia; BMS), CD-20 (Rituxan; Roche), and janus kinase inhibitors (Rinvoq; AbbVie, Olumiant; Eli Lilly, and Xeljanz; Pfizer). Commercial-stage competitors in moderate-to-severe ulcerative colitis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie and Remicade; Johnson & Johnson), anti-α4β7 (Entyvio; Takeda), anti-IL-23 (Stelara; Johnson & Johnson and Omvoh; Eli Lilly) and S1P inhibitors (Zeposia; Bristol Myers Squibb and Velsipity; Pfizer) and janus kinase inhibitors (Rinvoq; AbbVie, and Xeljanz; Pfizer) as well as monoclonal antibodies targeting anti-TL1A (PRA023; Merck, RVT-3101; Roche and TEV’574; Teva/Sanofi) in Phase 2 and 3 development.
For our BTLA agonist antibody program, our competitors include another BTLA agonist antibody, GS-0272 (Gilead) in Phase 1b development for SLE and rheumatoid arthritis. Commercial-stage competitors in moderate-to-severe atopic dermatitis include topical and oral corticosteroids, calcineurin inhibitors (Protopic; LEO Pharma and Elidel; Bausch Health), monoclonal antibodies targeting IL-4/13 (Dupixent; Regeneron/Sanofi), IL-13 (Adbry; LEO Pharma and Ebglyss; Lilly), IL-31 (nemolizumab; Galderma) and janus kinase inhibitors (Rinvoq; AbbVie and abrocitinib; Pfizer) as well as monoclonal antibodies targeting OX-40/OX40L (rocatinlimab; Amgen and amlitelimab; Sanofi) in Phase 3 development.
For our anti-CD122 antagonist antibody program, our clinical competitors include other anti-CD122 antagonist antibodies, auremolimab (Incyte), in Phase 1 development for vitiligo and FB-102 (Forte Bioscience) in preclinical development, and three anti-IL-15 monoclonal antibodies, AMG 714 (Amgen), currently in Phase 2 development for the treatment of vitiligo, CALY-002 (Calypso, which Novartis has agreed to acquire), currently in Phase 1b development for the treatment of celiac disease and eosinophilic esophagitis, and TEV-‘408 (Teva), currently in Phase 1b development for the treatment of celiac disease.
For our anti-BDCA2 program, our competitors include one other anti-BDCA2 antibody, litifilimab (Biogen) in Phase 3 development for SLE and CLE, and one clinical-stage anti-ILT7 antibodies that target plasmacytoid dendritic cells for depletion, daxdilimab (Amgen) in Phase 2 development for alopecia areata, dermatomyositis or anti-synthetase inflammatory myositis, and discoid lupus erythematosus.

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
In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we or our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Moreover, we source certain of the raw materials needed for our product candidates from outside the U.S. Although we have not experienced any material supply interruptions to date, it is possible that political, economic or public health events could cause such interruptions in the future. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products.
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

Political, economic or public health events may have a material impact on the U.S. and global economies and could have a material adverse impact on our employees, contractors and patients, which could adversely and materially impact our business, financial condition and results of operations.
Political, economic, or public health events, such as the COVID-19 pandemic and related mitigation measures or actual or perceived instability in the U.S. and global banking systems, have had, and may continue to have, an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which any political, economic or public health event impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the event and the actions to contain its impact.
Risks Related to Our Financial Position and Capital Needs
We have limited operating revenue and a history of operational losses and may not achieve or sustain profitability. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from sales of our product candidates.
We are a clinical-stage biotechnology company with a limited operating history. We have no approved products. To date, our revenue has been primarily derived from our GSK research collaboration and license agreement and royalty monetization agreements based on our GSK collaboration, and we are significantly dependent on such collaborators for the successful development of product candidates in these collaborations. Our ability to generate revenue and become profitable depends upon our ability, alone or with our collaborators, to successfully complete the development of our product candidates for our target indications and to obtain necessary regulatory approvals.
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. For the year ended December 31, 2023, our collaboration revenue was $17.2 million and our net loss was $163.6 million. As of December 31, 2023, we had an accumulated deficit of $614.1 million.
We have financed our operations primarily through our initial public offering of common stock in January 2017, our follow-on public offerings of common stock in October 2017 and September 2018, our Jemperli Royalty Monetization Agreement, and our Zejula Royalty Monetization Agreement. We have devoted substantially all of our efforts to research and development. Rosnilimab and ANB032 are in Phase 2 clinical development and we expect that it will be several years, if ever, before any of our active product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. Our revenue has been historically derived from amortization of upfront payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. Our ability to generate future product revenue from our current or future product candidates depends on a number of additional factors, including our ability (or as applicable our collaborators’ ability) to:
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
We rely on third-party clinical investigators, CROs, contract manufacturing organizations (“CMOs”) and consultants to design, conduct, supervise and monitor key activities relating to, discovery, manufacturing, non-clinical studies and clinical trials of our product candidates, and we intend to do the same for future activities relating to existing and future programs. Because we rely on third parties and do not have the ability to conduct all required discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent, careful or timely in conducting our discovery, manufacturing, preclinical studies or clinical trials, resulting in discovery, manufacturing, preclinical studies or clinical trials being delayed or unsuccessful, in whole or in part.
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
We depend on the availability of key raw materials for our product candidates from a small number of third-party suppliers. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials. We do not have any control over the availability of raw materials. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products. If either we or any third-parties in the supply chain for materials used in the production of our product candidates are disrupted, including by political, economic or public health events, it could limit our ability to manufacture our product candidates for our preclinical or clinical studies.
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
For example, the ACA was enacted in 2010, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. While there have been legislative and judicial efforts to modify, repeal or otherwise invalidate all or certain aspects of the ACA or its implementing regulations, the ACA remains in effect in its current form. It is unclear how any such efforts in the future will impact the ACA or our business.
In addition, other legislative changes have been proposed and adopted in the United States federal and state levels to reduce healthcare expenditures. For example, several healthcare reform initiatives culminated in the enactment of the IRA, in August 2022, which allows, among other things, the HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this only applies to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA also penalizes drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.
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
We expect that the ACA, the IRA and other state or federal healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
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
Our failure to comply with privacy and data security laws, regulations and standards may cause our business to be materially adversely affected.
We maintain a quantity of sensitive information, including confidential business and patient health information in connection with our clinical trials, and are subject to U.S. and international laws and regulations governing the privacy and security of such information. Each of these laws is subject to varying interpretations and constantly evolving. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. In contrast, the EU and United Kingdom (“UK”) GDPR, which applies extraterritorially, imposes several strict requirements for controllers and processors of personal information. These include higher standards for obtaining consent from individuals to process their personal information, increased requirements pertaining to the processing of special categories of personal information (such as health information) and pseudonymized (i.e., key-coded) data, and heightened transfer requirements of personal information from the European Economic Area/UK/Switzerland to countries not deemed to have adequate data protections laws. The GDPR also provides that countries in the European Economic Area may establish their own laws and regulations further restricting the processing of certain personal information, including genetic data, biometric data, and health data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (approximately $22.6 million) or 4 percent of the annual global revenues of the noncompliant company, whichever is greater.
In the United States, in addition to HIPAA, various federal (for example, the Federal Trade Commission) and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international, or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, California enacted the California Consumer Privacy Act (the “CCPA”), later amended by ballot measure through the California Privacy Rights Act (the “CPRA”). Failure to comply with the CCPA and the CPRA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the California Privacy Protection Agency and California Attorney General through its investigative authority. Many other states have or are considering enacting comparable consumer privacy laws. Compliance with this new privacy legislation may result in additional costs and expense of resources to maintain compliance. There is also discussion in the U.S. of a new comprehensive federal data privacy law to which we would become subject if it is enacted.
We cannot provide assurance that (i) current or future legislation will not prevent us from generating or maintaining personal information, or (ii) patients will consent to the use of their personal information (as necessary). Either of these circumstances may prevent us from undertaking or continuing essential research and development, manufacturing, and commercialization, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.
Federal, state, and foreign government requirements include obligations to notify regulators and/or individuals of security breaches or other similar reportable incidents experienced by us, or our vendors, contractors, or organizations with whom we had specific contractual obligations to protect our data. Further, the improper access to, use of, or disclosure of our data or a third-party’s personal information could subject us to individual or consumer class action litigation and governmental investigations and proceedings by federal, state, and local regulatory entities in the U.S. and by international regulatory entities. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with existing and new data protection rules and possible government oversight.
In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. It is possible that if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, all of which may have a material adverse effect on our business, operating results, reputation, and financial condition. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us to comply with any applicable federal, state, or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties, or judgments. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition, and prospects.
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
Risks Related to Our Intellectual Property
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
Our commercial success depends upon our ability, and the ability of our licensors, licensees and collaborators, to develop, manufacture, market and sell our product candidates and use our and our licensors’, licensees’ or collaborators’ wholly-owned technologies without infringing the proprietary rights of third parties. A third party may hold intellectual property, including patent rights that are important or necessary to the development of our products. As a result, we may enter into license agreements in the future with others in order to advance our existing or future research or allow commercialization of our existing or future product candidates. These licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. If we fail to comply with the obligations under any such agreement, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.
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
If disputes over intellectual property that we have licensed prevent or impair our ability to maintain any future licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.
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
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. This is especially critical as we ramp up our hiring needs entering into later-stage product development of our product candidates. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our operating results and adversely affect our ability to successfully commercialize our product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, as well as our senior scientists. The loss of services of any of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved.
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
Our facilities are located in San Diego, California, which is a seismically active region, and has also historically been subject to wildfires and electrical blackouts as a result of a shortage of available electrical power. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity, health epidemics or pandemics or other disasters, including those resulting from or amplified by climate change, and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. We maintain multiple copies of each of our antibody sequences and electronic data records, most of which we maintain at our headquarters. If our facility was impacted by a seismic or wildfire event, we could lose some of our antibody sequences, which would have an adverse effect on our ability to perform our obligations under our collaborations and discover new targets.
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
•purchases of our common stock by us pursuant to a stock repurchase program;
•changes in the structure of health care payment systems;
•market conditions in the biotechnology sector; and
•general economic uncertainty and capital markets disruptions, which have been substantially impacted by geopolitical instability, actual or perceived instability in the U.S. and global banking systems, uncertainty with respect to the U.S. federal budget, and rising interest rates and inflation.
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. We also have registered all shares of common stock that we may issue under our equity incentive plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. In November 2022, we entered into a Sales Agreement (the “Cowen Sales Agreement”) with Cowen and Company, LLC (“Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen as our sales agent.
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
We plan to use our federal and state net operating loss (“NOL”) carryforwards to offset taxable income from revenue generated from operations or corporate collaborations. However, our ability to use NOL carryforwards to offset taxable income in future years could be limited.
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
As of December 31, 2023, we have federal NOLs of approximately $313.8 million. Of this, $52.1 million expire beginning December 31, 2030 through December 31, 2037, if not used to reduce income taxes payable in the future and $261.7 million carry forward indefinitely.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We recognize the critical importance of maintaining the trust and confidence of all of our stakeholders. Our business depends on the efficient and uninterrupted operation of our information technology systems and those of our third-party CROs, CMOs, or other vendors, contractors or consultants.
Risk Management and Strategy
The Company’s cybersecurity program is focused on the following key areas:
Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which regularly interacts with our Head of IT and our executive management team.
Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
Incident Response and Recovery Planning: We have established and maintain incident response and recovery plans to address our response to a cybersecurity incident.
Third-Party Risk Management: We strive to proactively manage third-party risks to minimize any adverse effects on our business that may arise due to a cybersecurity incident affecting third-party systems and vendors. While we rely on third-party vendors to manage and maintain their own cybersecurity defense programs, we are developing a vendor risk management program to assess our exposure to these external cybersecurity risks.
Education and Awareness: We provide mandatory training and resources for personnel regarding cybersecurity threats as a means to equip our employees with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.
We engage in the periodic assessment and testing of our cybersecurity program. These efforts include a wide range of activities, including audits, assessments, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. These activities may be performed by external cybersecurity and application security professionals.
Governance
The Board, in coordination with the Audit Committee, oversees our risk management process. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Audit Committee discuss our approach to cybersecurity risk management with the Head of IT.
Our Head of IT, in coordination with our executive management team, works collaboratively across the company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Through ongoing communications with our entire employee base and appropriate third-party contractors, the Head of IT and the executive management team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Audit Committee when appropriate.
Our Head of IT has over 20 years of IT experience in the pharmaceutical industry and oversees the cybersecurity program at AnaptysBio. He has experience developing and leading cybersecurity programs for pharmaceutical companies, including experience in evaluating and implementing tools and technologies that enable defense and response capabilities and developing critical cybersecurity procedures and training and awareness programs.
Although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any material cybersecurity threats, that have materially affected or are reasonably likely to affect us, including our business strategy, results of operations or financial condition. For more information on our cybersecurity risks, see Item 1A “Risk Factors.”

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
Our common stock has been listed on the Nasdaq Global Select market under the symbol “ANAB” since January 26, 2017. As of March 5, 2024, we had approximately 10 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.
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
Issuer Purchases of Equity Securities
We did not repurchase any of our registered equity securities during the quarter ended December 31, 2023.

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
Overview
We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. We are developing immune cell modulating antibodies, including two wholly owned checkpoint agonists in clinical-stage development, for autoimmune and inflammatory diseases: rosnilimab, our PD-1 agonist in a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and a Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”); and ANB032, our BTLA agonist, in a Phase 2b trial for the treatment of moderate-to-severe atopic dermatitis (“AD”). We also have other preclinical immune cell modulator candidates for the treatment of autoimmune and inflammatory diseases in our portfolio, including ANB033, an anti-CD122 antagonist antibody, and ANB101, a BDCA2 modulator antibody. In addition, we have developed two cytokine antagonists that we are exploring options for out-licensing: imsidolimab, our anti-IL-36R antibody, in Phase 3 development for the treatment of generalized pustular psoriasis (“GPP”), and etokimab, our anti-IL-33 antagonist that is Phase 2/3 ready. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immuno-oncology, including an anti-PD-1 antagonist antibody (Jemperli (dostarlimab-gxly)) and an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK.
Our Wholly Owned Product Candidate Pipeline
Our immune cell modulating antibodies, including checkpoint agonists for PD-1 and BTLA, treat inflammatory disorders by down regulating immune responses mediated by multiple immune cell types including T cells, B cells, and dendritic cells. T cells require both antigen presentation to the T cell receptor and co-stimulation to be activated. When these interactions are inhibited, T cells can’t be effectively primed to expand and differentiate into inflammatory T cells. Inhibition of at least one of these signals is the basis of checkpoint agonism.
We believe these molecules have potential applicability across a broad range of autoimmune and inflammatory diseases including dermatology, rheumatology, gastroenterology, respiratory, and neurology therapeutic areas.
Rosnilimab
PD-1, or programmed cell death protein 1, is an inhibitory checkpoint receptor that regulates T cell proliferation, and cytokine secretion. It is expressed preferentially on activated T cells, reducing the potential for off-target activity by rosnilimab. Genetic mutations in the PD-1 pathway are known to be associated with increased susceptibility to human inflammatory diseases which leads us to believe that rosnilimab is applicable to diseases where PD-1 checkpoint receptor function may be insufficient to maintain immune homeostasis.
Rosnilimab is an IgG1 antibody that directly targets PD-1+ T cells, resulting in their agonism or depletion, broadly impacting pathogenic drivers of autoimmune and inflammatory diseases. An IgG1 PD-1 agonist acts through three distinct mechanisms; depletion of PD-1high effector T cells, depletion of PD-1high Tfh and Tph cells, and agonism of PD-1int T cells. This drives specific immunological outcomes in both inflamed tissue and the periphery, such as reduction in T cell proliferation, migration, and cytokine secretion, and reduction of plasma cell generation and autoantibody levels. Rosnilimab is designed to enable formation of a tight immune synapse by binding to the PD-1 checkpoint receptor on a membrane-proximal epitope, and simultaneously anchoring to an Fc receptor, on an opposing cell, supporting crosslinking and excluding activating phosphatases such as CD45. Rosnilimab also facilitates depletion by bringing effector cells into closer proximity to pathogenically activated PD-1high T cells.
In in vitro studies, when PD-1+ T cells were cocultured in the presence of NK cells, rosnilimab demonstrated potent depletion of PD-1+ T cells. In separate in vitro studies, in which T cells were stimulated in the presence of only dendritic cells (in the absence of any cells capable of mediating depletion), rosnilimab demonstrated potent agonism properties such as a reduction in PD-1+T cell proliferation and reduction in secretion of inflammatory cytokines.
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
Rosnilimab demonstrated a favorable pharmacokinetic (“PK”) profile with an estimated two-week half-life for subcutaneous and IV routes of administration. Full PD-1 receptor occupancy was observed rapidly and was maintained for at least 30 days. Potent and sustained reduction was observed in peripheral PD-1+ T cells for >30 days, including >90% reduction of PD-1high T cells and a >50% reduction of PD-1+ T cells bringing the overall T cell composition to a less activated state, without meaningfully reducing overall T cell numbers.
We also completed a randomized placebo-controlled 45-patient Phase 2 trial assessing a single 400mg monthly dose of rosnilimab over six months in moderate-to-severe alopecia areata patients. In January 2023, we reported interim results of blinded data which suggested that sufficient improvement in the severity of alopecia tool (SALT) endpoint necessary to justify further development in alopecia was not achieved. Furthermore, we reported safety and pharmacodynamics data suggesting that rosnilimab was generally well tolerated, with no dose limiting toxicities observed and no SAEs reported.
We are conducting a randomized placebo-controlled 420-patient global Phase 2b trial assessing three dose levels of subcutaneously administrated rosnilimab in moderate-to-severe RA for up to 28 weeks on well-established endpoints including ACR20/50/70 and DAS28-CRP. We anticipate reporting top-line data on the primary endpoint in the RA trial by mid 2025. We are also conducting a randomized placebo-controlled 130-patient, global Phase 2 trial assessing two dose levels of subcutaneously administered rosnilimab in moderate-to-severe UC for up to 24 weeks on well-established endpoints including clinical remission on the modified Mayo score (“mMS”), clinical response on the mMS and endoscopic remission. We anticipate reporting top-line data on the primary endpoint in the UC trial in the first half of 2026.
ANB032
BTLA, or B and T lymphocyte attenuator, is an inhibitory checkpoint receptor that regulates T cells, B cells, and dendritic cell (“DC”) function. BTLA is expressed only on immune cells and preferentially on activated immune cells, potentially enabling a broad mechanism of action while avoiding off-target activity.
ANB032 is a non-depleting antibody that binds to BTLA, and is anticipated to down-modulate the activity of T cells, B cells and dendritic cells both in inflamed tissue and the periphery via: agonism resulting in inhibition of T cell expansion and migration, broad reduction of inflammatory Th1, Th2, Th17 and Th22 cytokines, and modulation of dendritic cells including inhibition of dendritic cell maturation, reduction in costimulatory molecule expression, and enhanced inducement of Tregs.
In in vitro studies, ANB032 demonstrated potent agonism and, in a murine model of GvHD, demonstrated superior disease-modification compared to control antibodies.
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
We are conducting a randomized placebo-controlled 160 patient global Phase 2b trial assessing three dose levels of subcutaneously administered ANB032 in moderate-to-severe AD for 12 weeks on well-established endpoints including EASI75 and IGA 0/1 measured at week 14. Patients will then be followed for an additional 24 weeks after the final dose at week 12 to understand longer term safety as well as the potential for prolonged and sustained efficacy. We anticipate reporting top-line data on the primary endpoint from this trial by the end of 2024.
ANB033
ANB033 targets CD122, the common beta subunit shared by the IL-15 and IL-2 receptors. IL-15 and IL-2 signaling mediate the proliferation and survival of NK cells and certain CD8 T cell subsets. ANB033 is an antibody designed with an affinity to CD122 that inhibits IL-15 and IL-2 signaling through the low affinity IL-2 receptor (comprised of CD122 and the common gamma subunit, CD132) while sparing IL-2 signaling through the high affinity IL-2 receptor (comprised of CD122, CD132 and the alpha receptor subunit for IL-2, CD25) expressed by regulatory T cells. This leads to the potential to achieve and maintain remission of inflammation through the reduction of disease-causing NK cells and certain CD8 T cell subsets, while sparing regulatory T cells. By preventing the consumption of IL-2 by pathogenic cells that express the low affinity IL-2 receptor, circulating levels of IL-2 may increase, potentially enhancing regulatory T cell numbers that express the high affinity IL-2 receptor in the setting of inflammation. We anticipate submitting an IND for a Phase 1 clinical trial with ANB033 during the second quarter of 2024.
ANB101
Blood dendritic cell antigen 2 (“BDCA2”) is a molecule specifically expressed on plasmacytoid dendritic cells (pDCs), a class of immune cells which, while found in relatively small numbers in healthy patients, are enriched in patients with a variety of inflammatory diseases, that is critical to the regulation of toll-like receptor signaling and interferon secretion. pDCs are a key upstream node in the inflammatory cascade that serve as a bridge between innate and adaptive immunity. They have been shown to be prolific secretors of type I interferons, which drive activation of a variety of downstream cell types including T cells and monocytes. Together with their ability to present antigens to the adaptive immune system, this creates a pro-inflammatory environment for the establishment and perpetuation of autoimmune pathology. BDCA2 has been implicated in the pathophysiology of systemic lupus erythematosus (SLE), where there exists mechanistic clinical proof of concept for pDC modulation. ANB101 is a BDCA2 modulator antibody that targets pDCs and potently inhibits interferon secretion and modulates antigen presentation for the treatment of autoimmune and inflammatory diseases. We anticipate submitting an IND for a Phase 1 clinical trial with ANB101 during the second half of 2024.
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
We initiated two Phase 3 clinical trials for imsidolimab in GPP. We successfully completed the first randomized placebo-controlled trial, called GEMINI-1, in 45 patients, assessing two, single dose levels of IV-administered imsidolimab. As of October 2023, of the patients who received a single dose of 750mg IV imsidolimab, 53.3% achieved Generalized Pustular Psoriasis Physician Global Assessment (GPPPGA) 0/1 (clear or almost clear) at Week 4, our primary endpoint, compared to 13.3% of patients on placebo (p=0.0131). The GPPPGA assessment, representing a stringent and comprehensive characterization of disease severity, required satisfying an overall clinical response score of 0/1 (clear or almost clear) collectively across each GPP disease attribute, including pustulation, erythema and scaling. Imsidolimab demonstrated favorable safety, tolerability, and immunogenicity with no elevation of infection risk compared to placebo, no serious adverse events, and only 1 of 30 patients treated with imsidolimab generating anti-drug antibodies over the course of the study.
Patients completing the GEMINI-1 trial were eligible to be subsequently enrolled in GEMINI-2, our second Phase 3 trial for imsidolimab in GPP, where they receive monthly doses of 200mg subcutaneous imsidolimab or placebo depending upon whether they are responders, partial responders or non-responders to treatment under GEMINI-1. Additionally, 66.7% (10/15) of placebo patients exited GEMINI-1 early, crossed-over to GEMINI-2 and were eligible to receive rescue therapy with a single dose of 750mg IV imsidolimab. The objective of GEMINI-2 is to assess the long-term safety of imsidolimab through 3 years of monthly dosing, as well as assess the efficacy of imsidolimab to reduce the incidence or severity of recurrent flares of GPP.
We intend to out-license imsidolimab in 2024.
Etokimab
Etokimab inhibits IL-33 function and acts upstream of key cell types involved in atopy and the subsequent release of Th2 cytokines. IL-33 is a pro-inflammatory cytokine that signals through the ST2 receptor, which multiple studies suggest serves as a central mediator of various immune responses leading to Th2-type inflammatory disorders, including asthma, COPD, atopic and other epithelial-driven diseases. Individuals with asthma symptoms express higher levels of IL-33 than healthy control subjects. IL-33 initiates a diverse array of cellular immune responses, including the activation of mast cells, basophils and eosinophils, leading to production of downstream cytokines, such as IL-4, IL-5 and IL-13, which are associated with atopic diseases. IL-33 also acts on Th2 effector cells and Innate Lymphoid Cell Type 2 (ILC2), two types of white blood cells that initiate and orchestrate atopic responses. We have no ongoing clinical trials of etokimab and etokimab is available to out-license.

Collaborative Programs
Multiple Company-discovered antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with GSK.
Under the GSK Agreement, a Biologics License Application (“BLA”) for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called Jemperli (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (dMMREC). In February 2023, the FDA granted full approval for this indication (from an accelerated approval). In addition, in April 2021 the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for Jemperli for use in women with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen. A second FDA approval was received in August 2021 for Jemperli in pan-deficient mismatch repair tumors (PdMMRT). In July 2023, the FDA approved Jemperli in combination with chemotherapy for the treatment of adult patients with mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) primary advanced or recurrent endometrial cancer. In December 2023, the EMA approved, in the EU, Jemperli plus chemotherapy for dMMR/MSI-H primary advanced or recurrent endometrial cancer.
Jemperli is in clinical trials for various solid tumor indications, including a Phase 3 trial in first-line ovarian cancer with top-line results expected in the first half of 2024.
In addition, under the collaboration, GSK is developing dostarlimab in combination with another development program from the GSK Agreement, including cobolimab, an anti-TIM-3 antibody. GSK is conducting a Phase 3 trial, COSTAR Lung, which is a randomized, open label 3-arm trial comparing cobolimab plus dostarlimab plus docetaxel to dostarlimab plus docetaxel to docetaxel alone in patients with advanced non-small-cell lung cancer (“NSCLC”) who have progressed on prior anti-PD-(L)1 therapy and chemotherapy with top-line results expected in the second half of 2024.
For more information about these collaborations, see “— Collaborations” included in Part I, Item 1 of this Annual Report.
As of December 31, 2023, we had an accumulated deficit of $614.1 million, primarily as a result of losses incurred since our inception in 2005. We expect to continue to incur net operating losses for at least the next several years as we advance our products through clinical development, seek regulatory approval, prepare for and, if approved, proceed to, commercialization, expand our operations and facilities and grow in new and existing markets, territories and industries.
For our discussion related to the results of our operations and liquidity and capital resources for fiscal year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Financial Overview
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through December 31, 2023, we have recognized $255.2 million in revenue from our collaborators.
Collaboration and Exclusive License Agreement with GSK
In March 2014, we entered into a Collaboration and Exclusive License Agreement with GSK (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GlaxoSmithKline (Tesaro and GlaxoSmithKline are hereinafter referred to, collectively, as “GSK”). Currently, under the GSK Agreement, GSK is developing Jemperli (dostarlimab), an anti-PD-1 antagonist antibody, as a monotherapy for various solid tumor indications. In addition, GSK is developing dostarlimab in combination with additional therapies under the collaboration, including with another development program from the GSK Agreement: cobolimab, an anti-TIM-3 antibody, in 2L NSCLC. In October 2023, Amendment No. 5 to the GSK Agreement was agreed by both parties to terminate the anti-LAG-3 antagonist antibody development program under the GSK Agreement. In accordance with the GSK Agreement and the amendment, we have regained full global rights to the anti-LAG-3 antagonist antibody development program.
For each remaining development program under the GSK Agreement, we are eligible to receive milestone payments if certain clinical trial events are achieved by GSK, if certain U.S. and European regulatory submissions and approvals in multiple indications are achieved, and upon the achievement of specified levels of annual worldwide net sales. We will also be eligible to receive tiered 4-8% royalties related to worldwide net sales of products developed under the collaboration. On October 23,

2020, Amendment No. 3 to the GSK Agreement (the “Amendment”) was agreed to by both parties to permit GSK to conduct development and commercialization in combination with any third-party molecules of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor. Under the Amendment, we were granted increased royalties upon sales of Jemperli, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion and from 12% up to 25% of Net Sales above $1.0 billion.
In October 2021, we signed a royalty monetization agreement (the “Jemperli Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners, LP (“Sagard”). Under the terms of the Jemperli Royalty Monetization Agreement, we received $250.0 million, upon closing in December 2021, in exchange for royalties payable to us under the GSK collaboration on annual global net sales of Jemperli below $1.0 billion, as well as certain milestone payments, starting in October 2021. The aggregate Jemperli royalties and certain future milestones to be received by Sagard under the Jemperli Royalty Monetization Agreement are capped at certain fixed multiples of the upfront payment based on time. For more information see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
The GSK Agreement, as amended, expires when no further payments are due to us, unless earlier terminated. Either party may terminate the GSK Agreement, as amended, in the event of an uncured material breach by the other party. GSK may terminate the GSK Agreement, as amended, at any time upon 90 days’ prior written notice to us.
Milestones under the GSK Agreement are as follows:

	Anti-PD-1 (Jemperli/Dostarlimab)		Anti-TIM-3 (GSK4069889A/Cobolimab)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	$5.0M	Q4'22
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	$5.0M	—
Filing of the first BLA(1) - first indication	$10.0M	Q1'20	$10.0M	—
Filing of the first MAA(2) - first indication	$5.0M	Q1'20	$5.0M	—
Filing of the first BLA - second indication	$10.0M	Q1'21	$10.0M	—
First BLA approval - first indication	$20.0M	Q2'21	$20.0M	—
First MAA approval - first indication	$10.0M	Q2'21	$10.0M	—
First BLA approval - second indication	$20.0M	Q3'21	$20.0M	—
Filing of the first MAA - second indication(3)	$5.0M	—	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—	$10.0M	—
First commercial sales milestone(3)	$15.0M	—	$15.0M	—
Second commercial sales milestone(3)	$25.0M	—	$25.0M	—
Third commercial sales milestone(3)	$50.0M	—	$50.0M	—
Fourth commercial sales milestone	$75.0M	—	$75.0M	—

Milestones recognized through December 31, 2023	$93.0M	—	$13.0M	—
Milestones that may be recognized in the future	$180.0M	—	$260.0M	—
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
We may also incur in-process research and development expense as we acquire assets from other parties. Acquired in-process research and development costs that have no alternative future use are immediately expensed.
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
As of December 31, 2023, we had federal and state NOL carryforwards of $313.8 million and $73.3 million, respectively. The federal and state NOLs generated prior to 2018 will begin to expire in 2030 and 2028, respectively, unless previously utilized. The federal NOL includes $261.7 million of net operating losses generated in 2018 and after. Federal net operating losses generated in 2018 and after carryover indefinitely and may generally be used to offset up to 80% of future taxable income. As of December 31, 2023, we had federal and state research tax credit carryforwards of approximately $12.1 million and $14.4 million, respectively. The federal research tax credit carryforwards will begin to expire in 2041 and the state research tax credits carryforward indefinitely.
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
Revenue Recognition
Revenue is recognized in accordance with ASC 606, which utilizes five basic steps to determine whether revenue can be recognized and to what extent: (i) identify the contract with a customer; (ii) identify the performance obligation; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) determine the recognition period.
Performance Obligations. We evaluate promised goods or services on a contract-by-contract basis to determine whether each deliverable represents a good or service that is distinct or has the same pattern of transfer as other deliverables. A promised good or service is considered distinct if the customer can benefit from the good or service independently of other goods/services either in the contract or that can be obtained elsewhere, without regard to contract exclusivity, and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contact. If the promised good or service is not considered distinct, we combine such deliverables and account for them as a single performance obligation. We allocate the consideration to each performance obligation at the inception of the arrangement based on the transaction price.

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
We recognize consideration allocated to a performance obligation as the performance obligation is satisfied, and the determination as to whether consideration is recognized over time or at a point in time is made upon contract inception. For our collaboration agreements, this is generally over the period in which research and development services have been performed. There were no new agreements with performance obligations entered into during the year ended December 31, 2023.
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

Sale of Future Royalties
We treated the sale of future revenue from the Jemperli Royalty Monetization Agreement with Sagard and the Zejula Royalty Monetization Agreement with DRI as a liability related to the sale of future royalties on the balance sheet. The recorded upfront proceeds, net of transaction costs, will be amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability and the related interest expense are based on our current estimates of future royalties and certain milestones expected to be paid over the life of the agreement. We will periodically assess the expected royalty and milestone payments and to the extent our future estimates or timing of such payments are materially different than our previous estimates, we will prospectively recognize related interest expense. Royalty revenue will be recognized as earned on net sales of Jemperli and Zejula, and we will record the royalty payments made as a reduction of the liability when paid. As such payments are made, the balance of the liability will be effectively repaid over the life of the Jemperli Royalty Monetization Agreement and the Zejula Royalty Monetization Agreement. For further discussion of the sale of future revenue, refer to Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
For further information on recently issued accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Results of Operations
Collaboration Revenue
Collaboration revenue was $17.2 million compared to $10.3 million for the years ended December 31, 2023 and 2022, respectively. A comparison of collaboration revenue is as follows:

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2023	2022
GSK Milestones	$—	$5,000	$(5,000)
GSK Royalty Revenue	17,157	5,287	11,870
Total collaboration revenue	$17,157	$10,287	$6,870
Collaboration revenue during the year ended December 31, 2023 increased $6.9 million compared to the year ended December 31, 2022 primarily due to an increase of $11.9 million in royalty revenue, partially offset by one milestone for $5.0 million earned and recognized in 2022.
We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Research and Development Expenses
Research and development expenses were $132.3 million during the year ended December 31, 2023 compared to $88.8 million during the year ended December 31, 2022, for an increase of approximately $43.5 million. The increase is primarily attributable to a $22.6 million increase in outside services for manufacturing expenses, a $11.4 million increase in clinical expenses, a $7.5 million increase in personnel costs, including $3.4 million in stock compensation expense, and a $2.0 million increase in other research and development expenses.
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

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2023	2022
External Costs
Rosnilimab	$25,010	$7,794	$17,216
ANB032	17,197	3,866	13,331
ANB033	11,520	1,706	9,814
Imsidolimab	31,769	38,812	(7,043)
Preclinical and other unallocated costs	14,526	11,838	2,688
Total External Costs	$100,022	$64,016	$36,006
Internal Costs	32,261	24,782	7,479
Total Costs	$132,283	$88,798	$43,485
General and Administrative Expenses
General and administrative expenses were $41.9 million during the year ended December 31, 2023 compared to $36.6 million during the year ended December 31, 2022, for an increase of approximately $5.3 million. The increase is primarily due to a $4.3 million increase in personnel costs, including $2.5 million in stock compensation expense, a $0.4 million increase in legal cost, a $0.3 million increase in market research cost, and a $0.7 million increase in other general and administrative expense, partially offset by a $0.4 million decrease in insurance expense.
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
Acquired in-process research and development
Acquired in-process research and development expenses were $7.3 million for the year ended December 31, 2023, due to the assets purchased pursuant to the Centessa Agreement. For more information see Note 4 — Collaborative Research and Development Agreements in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Non-cash Interest Expense for the Sale of Future Royalties
Interest expense was $18.1 million during the year ended December 31, 2023 compared to $21.1 million during the year ended December 31, 2022. The decrease of $3.0 million in non-cash interest expense is due to a change in the expected timing for Sagard to be paid per the Jemperli Royalty Monetization Agreement, partially offset by $0.9 million in interest recognized on the liability related to Zejula Royalty Monetization Agreement that was completed in September 2022.
Interest Income
Interest income was $18.9 million during the year ended December 31, 2023 compared to $7.6 million during the year ended December 31, 2022. The increase of $11.3 million in interest income was primarily related to our short-term and long-term investments. The increase in interest income is due to higher interest rates during the year ended December 31, 2023.
Liquidity and Capital Resources
From our inception through December 31, 2023, we have received an aggregate of $1.2 billion to fund our operations, which included $637.3 million from the sale of equity securities, $285.0 million from the sale of future royalties, $234.2 million from our collaboration agreements and $19.1 million from venture debt. As of December 31, 2023, we had $417.9 million in cash, cash equivalents and investments.
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
In November 2022, we entered into a Sales Agreement (the “Cowen Sales Agreement”) with Cowen and Company, LLC (“Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen as our sales agent. As of December 31, 2023, we had sold no shares under this agreement.
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
Cash, cash equivalents and investments totaled $417.9 million as of December 31, 2023, compared to $584.2 million as of December 31, 2022. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next twelve months from the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(120,800)	$(73,593)
Investing activities	144,754	(394,845)
Financing activities	(59,297)	44,017
Net decrease in cash and cash equivalents	$(35,343)	$(424,421)
Operating Activities
Net cash used in operating activities during the year ended December 31, 2023 was $120.8 million, primarily due to our net loss of $163.6 million, adjusted for addbacks for non-cash items of $43.1 million which includes stock-based compensation, amortization of operating right-of-use assets, non-cash interest expense, and income from marketable securities and increases in working capital of $0.2 million.
Net cash used in operating activities during the year ended December 31, 2022 was $73.6 million, primarily due to our net loss of $128.7 million, adjusted for addbacks for non-cash items of $48.3 million which includes stock-based compensation, amortization of operating right-of-use assets, non-cash interest expense, and income from marketable securities and increases in working capital of $6.8 million.
Investing Activities
Cash provided by investing activities during the year ended December 31, 2023 was $144.8 million, primarily due to the sale and maturities of investments of $449.5 million, offset by the acquisition of investments of $303.9 million and the purchases of property and equipment of approximately $0.8 million.
Cash used in investing activities during the year ended December 31, 2022 was $394.8 million, primarily due to the sale and maturities of investments of $408.0 million, offset by the acquisition of investments of $802.5 million and the purchases of property and equipment of $0.3 million.
Financing Activities
Cash used in financing activities during the year ended December 31, 2023 was $59.3 million, primarily related to $50.0 million paid for repurchases and retirements of common stock, $11.8 million for repayments of the liability for the sale of future royalties and debt issuance costs, offset by $2.5 million proceeds received from the issuance of common stock.
Cash provided by financing activities during the year ended December 31, 2022 was $44.0 million, primarily related to $35.0 million received for the sale of future royalties, and $11.8 million proceeds received from the issuance of common stock, offset by $2.5 million for repayments of the liability for the sale of future royalties and $0.3 million for payments of issuance costs related to the sale of future royalties.
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
For further information related to our operating lease, see Note 10 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. As of December 31, 2023, our investment portfolio includes cash, cash equivalents, and investments of $417.9 million that earn interest at market rates. Our investments held during the year were comprised of highly rated instruments such as money market funds, certificates of deposit, agency securities, commercial obligations and U.S. Treasury securities. As of December 31, 2023, the majority of these instruments had a maturity of less than a year. A hypothetical increase or decrease of 100 basis points on the interest rates of our investments would not have a material effect on the fair value of our investment portfolio and any losses would only be realized if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
We conduct a portion of our business with CROs in currencies other than our U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the euro, British pound, Australian dollar, and Canadian dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income. We do not hedge our foreign currency exchange rate risk, however, we may do so in the future. As of December 31, 2023, we had no material accounts payable or receivable denominated in foreign currencies, and a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Inflation Risk
Inflation generally affects us by increasing our clinical trial and other operational costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2023, 2022 or 2021.

Item 8. Consolidated Financial Statements and Supplementary Data
AnaptysBio, Inc.
Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AnaptysBio, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AnaptysBio, Inc. and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
The following are the primary procedures we performed to address this critical audit matter. On a sample basis, we examined contracts, invoices, and third-party confirmations and compared them to the assumptions and inputs that are described above. We also examined certain invoices received after December 31, 2023 and evaluated whether services received prior to December 31, 2023 were included in the Company’s estimate of costs incurred as of December 31, 2023.
/s/ KPMG LLP
We have served as the Company’s auditor since 2009.
San Diego, California
March 11, 2024

AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$35,965	$71,308
Receivables from collaborative partners	6,851	1,419
Short-term investments	354,939	369,933
Prepaid expenses and other current assets	9,080	4,545
Total current assets	406,835	447,205
Property and equipment, net	2,098	2,089
Operating lease right-of-use assets	16,174	17,898
Long-term investments	27,026	142,935
Other long-term assets	256	256
Total assets	$452,389	$610,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,698	$2,784
Accrued expenses	30,967	21,633
Current portion of operating lease liability	1,777	1,637
Total current liabilities	37,442	26,054
Liability related to sale of future royalties	310,807	304,413
Operating lease liability, net of current portion	16,037	17,813
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 26,597 shares and 28,513 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	27	29
Additional paid in capital	702,969	717,797
Accumulated other comprehensive loss	(797)	(5,246)
Accumulated deficit	(614,096)	(450,477)
Total stockholders’ equity	88,103	262,103
Total liabilities and stockholders’ equity	$452,389	$610,383

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Collaboration revenue	$17,157	$10,287	$63,175
Operating expenses:
Research and development	132,283	88,798	98,496
General and administrative	41,946	36,643	21,493
Acquired in-process research and development	7,339	—	—
Total operating expenses	181,568	125,441	119,989
Loss from operations	(164,411)	(115,154)	(56,814)
Other income (expense), net:
Interest income	18,873	7,550	431
Non-cash interest expense for the sale of future royalties	(18,083)	(21,108)	(1,450)
Other (expense) income, net	(2)	12	37
Total other income (expense), net	788	(13,546)	(982)
Loss before income taxes	(163,623)	(128,700)	(57,796)
Benefit (Provision) for income taxes	4	(24)	—
Net loss	(163,619)	(128,724)	(57,796)
Other comprehensive loss:
Unrealized gain (loss) on available for sale securities	4,449	(4,824)	(418)
Comprehensive loss	$(159,170)	$(133,548)	$(58,214)
Net loss per common share:
Basic and diluted	$(6.08)	$(4.57)	$(2.11)
Weighted-average number of shares outstanding:
Basic and diluted	26,924	28,165	27,431

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	27,356	$27	$660,665	$(4)	$(263,957)	$396,731
Issuance of common stock from exercises of options and employee stock purchase plan	291	1	2,563	—	—	2,564
Stock-based compensation	—	—	15,347	—	—	15,347
Comprehensive loss	—	—	—	(418)	—	(418)
Net loss	—	—	—	—	(57,796)	(57,796)
Balance, December 31, 2021	27,647	28	678,575	(422)	(321,753)	356,428
Issuance of common stock from exercises of options and employee stock purchase plan	866	1	11,866	—	—	11,867
Stock-based compensation	—	—	27,356	—	—	27,356
Comprehensive loss	—	—	—	(4,824)	—	(4,824)
Net loss	—	—	—	—	(128,724)	(128,724)
Balance, December 31, 2022	28,513	29	717,797	(5,246)	(450,477)	262,103
Issuance of common stock from exercises of options and employee stock purchase plan	139	—	2,421	—	—	2,421
Issuance of common stock upon vesting of restricted stock units	69	—	—	—	—	—
Repurchases and retirements of common stock	(2,124)	(2)	(50,454)			(50,456)
Stock-based compensation	—	—	33,205	—	—	33,205
Comprehensive income	—	—	—	4,449	—	4,449
Net loss	—	—	—	—	(163,619)	(163,619)
Balance, December 31, 2023	26,597	$27	$702,969	$(797)	$(614,096)	$88,103

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(163,619)	$(128,724)	$(57,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	652	675	619
Stock-based compensation	33,205	27,356	15,347
Accretion/amortization of investments, net	(10,521)	(2,507)	493
Amortization of right-of-use assets – operating	1,724	1,660	1,471
Non-cash interest expense	18,083	21,108	1,450
Gain on disposal of property and equipment	—	—	(15)
Changes in operating assets and liabilities:
Receivables from collaborative partners	(5,432)	(543)	(876)
Prepaid expenses and other assets	(4,194)	(813)	(1,801)
Accounts payable and other liabilities	10,938	9,700	(4,740)
Operating lease liabilities	(1,636)	(1,505)	(72)
Net cash used in operating activities	(120,800)	(73,593)	(45,920)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(303,919)	(802,503)	(118,662)
Sales and maturities of investments	449,480	408,016	158,848
Proceeds from the sale of property and equipment	—	—	15
Purchases of property and equipment	(807)	(358)	(1,366)
Net cash provided by (used in) investing activities	144,754	(394,845)	38,835
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,472	11,827	2,553
Proceeds from the sale of future royalties	—	35,000	250,000
Repayment of liability for sale of future royalties	(11,726)	(2,474)	—
Payments for repurchase of common stock	(50,000)	—	—
Payments for issuance costs related to the sale of future royalties	(43)	(336)	(255)
Net cash (used in) provided by financing activities	(59,297)	44,017	252,298
Net (decrease) increase in cash, cash equivalents, and restricted cash	(35,343)	(424,421)	245,213
Cash, cash equivalents and restricted cash, beginning of period	71,308	495,729	250,516
Cash, cash equivalents and restricted cash, end of period	$35,965	$71,308	$495,729
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Leased assets obtained in exchange for operating lease liabilities	$—	$—	$20,685
Amounts accrued for property and equipment	$8	$154	$31
Amounts accrued for issuance costs related to the sale of future royalties	$—	$80	$102
Amounts accrued for repurchase of common stock	$456	$—	$—
Receivable related to issuance of common stock, upon exercise of stock options	$(51)	$40	$11

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.
Notes to Consolidated Financial Statements
1. Description of the Business
AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. We are developing immune cell modulating antibodies, including two wholly owned checkpoint agonists in clinical-stage development, for autoimmune and inflammatory diseases: rosnilimab, our PD-1 agonist in a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and a Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”); and ANB032, our BTLA agonist, in a Phase 2b trial for the treatment of moderate-to-severe atopic dermatitis (“AD”). We also have other preclinical immune cell modulator candidates for the treatment of autoimmune and inflammatory diseases in our portfolio, including ANB033, an anti-CD122 antagonist antibody, and ANB101, a BDCA2 modulator antibody. In addition, we have developed two cytokine antagonists that we are exploring options for out-licensing: imsidolimab, our anti-IL-36R antibody, in Phase 3 development for the treatment of generalized pustular psoriasis (“GPP”), and etokimab, our anti-IL-33 antagonist that is Phase 2/3 ready. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immuno-oncology, including an anti-PD-1 antagonist antibody (Jemperli (dostarlimab-gxly)) and an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK.
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

Short-Term and Long-Term Investments
All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments with contractual maturities 12 months or greater at the balance sheet date are considered long-term investments. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). We review our portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss). No credit impairment losses have been recorded during the years ended December 31, 2023, 2022, or 2021.
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
Long Lived Assets
Long-lived assets, consisting of property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. No impairment charges were recorded during the years ended December 31, 2023, 2022, or 2021.
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
We elected the practical expedient to not record leases with an initial term of 12 months or less on the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.
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
Non-Cash Interest Expense on the Liability Related to the Sale of Future Royalties
The total threshold of royalties to be paid, less the net proceeds received will be recorded as non-cash interest expense over the life of the liability. We impute interest on the unamortized portion of the liability using the effective interest method and record expense based on the timing of payments received over the term of the Jemperli Royalty Monetization Agreement and the Zejula Royalty Monetization Agreement. Over the course of the agreement, the actual interest rate will be affected by the timing of royalty and milestone payments made and changes in the forecasted revenue.
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
We recognize consideration allocated to a performance obligation as the performance obligation is satisfied, and the determination as to whether consideration is recognized over time or at a point in time is made upon contract inception. For our collaboration agreements, this is generally over the period in which research and development services have been performed. There were no new agreements with performance obligations entered into during the year ended December 31, 2023.
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

Royalty Revenue
We receive royalty revenue on sales by our partners of products covered by patents or contract rights that we own and net sales of their approved drugs, where we have concluded the license is the predominant item to which the royalties relate. We do not have future performance obligations under these license arrangements. We generally satisfy our obligation to grant intellectual property rights on the effective date of the contract. However, we apply the royalty recognition constraint required under the guidance for sales-based royalties, which requires a sales-based royalty to be recorded when the underlying sale occurs. Therefore, royalties on sales of products commercialized by our partners are recognized in the quarter the product is sold. Our partners generally report sales information to us on a quarter lag. Thus, we estimate the expected royalty proceeds based on an analysis of our partners’ historical experience including their publicly announced sales. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter. As of December 31, 2023, there have not been material differences between actual and estimated royalty revenues.
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
Acquired In-process Research and Development
Acquired in-process research and development costs consist of upfront payments incurred in connection with the acquisition of licensing of products or technologies that do not meet the definition of a business under the Accounting Standards of Codification Topic 805, Business Combinations.
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
The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Year Ended December 31,
(in thousands)	2023	2022	2021
Options to purchase common stock	4,279	3,602	3,631
Restricted stock units	521	375	—
Total	4,800	3,977	3,631

Accounting Pronouncements
We have implemented all new accounting pronouncements that are in effect and may have an impact on our consolidated financial statements. Unless otherwise discussed, we believe the impact of any recently issued pronouncements, not yet effective will not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses on an annual and interim basis. The guidance will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning December 15, 2024, with early adoption permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We are currently assessing the impact that this standard will have on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures Income Taxes, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We are currently assessing the impact that this standard will have on our consolidated financial statements.
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
Laboratory equipment	$6,473	$5,869
Office furniture and equipment	1,640	1,593
Leasehold improvements	203	203
Property and equipment, gross	8,316	7,665
Less: accumulated depreciation and amortization	(6,218)	(5,576)
Total property and equipment, net	$2,098	$2,089
 Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
Accrued compensation and related expenses	$7,201	$5,379
Accrued professional fees	1,168	607
Accrued research, development and manufacturing expenses	21,898	15,351
Accrued for repurchase of common stock	456	—
Other	244	296
Total accrued expenses	$30,967	$21,633

4. Collaborative Research and Development Agreements
GlaxoSmithKline Collaboration
In March 2014, we entered into a Collaboration and Exclusive License Agreement with GSK (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GlaxoSmithKline (Tesaro and GlaxoSmithKline are hereinafter referred to, collectively, as “GSK”). Currently, under the GSK Agreement, GSK is developing Jemperli (dostarlimab), an anti-PD-1 antagonist antibody, as a monotherapy for various solid tumor indications. In addition, GSK is developing dostarlimab in combination with additional therapies under the collaboration, including with another development program from the GSK Agreement: cobolimab, an anti-TIM-3 antibody, in 2L NSCLC. In October 2023, Amendment No. 5 to the GSK Agreement was agreed by both parties to terminate the anti-LAG-3 antagonist antibody development program under the GSK Agreement. In accordance with the GSK Agreement and the amendment, we have regained full global rights to the anti-LAG-3 antagonist antibody development program.
For each remaining development program under the GSK Agreement, we are eligible to receive milestone payments if certain preclinical and clinical trial events are achieved by GSK, if certain U.S. and European regulatory submissions and approvals in multiple indications are achieved, and upon the achievement of specified levels of annual worldwide net sales. We will also be eligible to receive tiered 4-8% royalties related to worldwide net sales of products developed under the collaboration. On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “Amendment”) was agreed to by both parties to permit GSK to conduct development and commercialization in combination with any third-party molecules of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor. Under the Amendment, we were granted increased royalties upon sales of Jemperli, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion and from 12% up to 25% of Net Sales above $1.0 billion. Unless earlier terminated by either party upon specified circumstances, the GSK Agreement will terminate, with respect to each specific developed product, upon the later of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent.
We assessed these arrangements in accordance with ASC 606 and concluded that the contract counterparty, GSK, is a customer. We identified the following material promises under the GSK Agreement: (1) the licenses under certain patent rights and transfer of certain development and regulatory information, (2) research and development (“R&D”) services, and (3) joint steering committee meetings. We considered the research and discovery capabilities of GSK for these specific programs and the fact that the discovery and optimization of these antibodies is proprietary and could not, at the time of contract inception, be provided by other vendors, to conclude that the license does not have stand-alone functionality and is therefore not distinct. Additionally, we determined that the joint steering committee participation would not have been provided without the R&D services and GSK Agreement. Based on these assessments, we identified all services to be interrelated and therefore concluded that the promises should be combined into a single performance obligation at the inception of the arrangement.
    As of December 31, 2023, the transaction price for the GSK Agreement and Amendments includes the upfront payment, research reimbursement revenue and milestones and royalties earned to date, which are allocated in their entirety to the single performance obligation.
We recognized $17.2 million in royalty revenue during the year ended December 31, 2023 related to GSK’s net sales of Jemperli and Zejula during the period, which we estimate based on either GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the year ended December 31, 2023, $13.8 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement, $3.4 million is Zejula non-cash revenue related to the Zejula Monetization Agreement, each of such agreements as described in Note 5. We recognized $5.3 million in royalty revenue during the year ended December 31, 2022, related to GSK’s net sales of Jemperli and Zejula during the period based on GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the year ended December 31, 2022, $2.3 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement, $1.6 million is Zejula revenue prior to the Zejula Royalty Monetization Agreement and $1.4 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter. All royalty revenue related to Zejula global net sales starting July 2022, will be paid directly to a wholly-owned subsidiary of DRI Healthcare Trust pursuant to the Zejula Royalty Monetization Agreement, as described in Note 5.
No clinical milestones were recognized during the year ended December 31, 2023 and we recognized one clinical milestone for $5.0 million during the year ended December 31, 2022. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones under the GSK Agreement are as follows:

	Anti-PD-1 (Jemperli/Dostarlimab)		Anti-TIM-3 (GSK4069889A/Cobolimab)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	$5.0M	Q4'22
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	$5.0M	—
Filing of the first BLA(1) - first indication	$10.0M	Q1'20	$10.0M	—
Filing of the first MAA(2) - first indication	$5.0M	Q1'20	$5.0M	—
Filing of the first BLA - second indication	$10.0M	Q1'21	$10.0M	—
First BLA approval - first indication	$20.0M	Q2'21	$20.0M	—
First MAA approval - first indication	$10.0M	Q2'21	$10.0M	—
First BLA approval - second indication	$20.0M	Q3'21	$20.0M	—
Filing of the first MAA - second indication(3)	$5.0M	—	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—	$10.0M	—
First commercial sales milestone(3)	$15.0M	—	$15.0M	—
Second commercial sales milestone(3)	$25.0M	—	$25.0M	—
Third commercial sales milestone(3)	$50.0M	—	$50.0M	—
Fourth commercial sales milestone	$75.0M	—	$75.0M	—

Milestones recognized through December 31, 2023	$93.0M	—	$13.0M	—
Milestones that may be recognized in the future	$180.0M	—	$260.0M	—
(1)Biologics License Application (“BLA”)
(2)Marketing Authorization Application (“MAA”)
(3)For Jemperli, the filing and approval of the first MAA for a second indication and first three commercial sales milestones are included as part of the royalty monetization agreement with Sagard, see Note 5. Cash is generally received within 30 days of milestone achievement.
We recognized $17.2 million in revenue under the GSK Agreement during the year ended December 31, 2023, of which $17.2 million was related to royalty revenue and none was related to milestone revenue, as there were no milestones earned during the year. We recognized $10.3 million in revenue during the year ended December 31, 2022, of which $5.3 million was related to royalty revenue and $5.0 million was related to one milestone. We recognized $63.2 million in revenue during the year ended December 31, 2021, of which $60.0 million was related to four milestones and $3.2 million was related to royalty revenue.
Centessa
On November 24, 2023, we entered into an exclusive license agreement (the “Centessa Agreement”) with Centessa Pharmaceuticals (UK) Limited (“Centessa”), pursuant to which we acquired the exclusive global development and commercialization rights to a blood dendritic cell antigen 2 (BDCA2) modulator antibody portfolio, including lead asset CBS004 (renamed ANB101), CBS008 (renamed ANB102) and the related family of backup antibodies, for the treatment of autoimmune and inflammatory diseases.
In connection with the Centessa Agreement, we paid Centessa an upfront cash payment of $4.0 million and an additional cash payment of $3.0 million as reimbursement to Centessa for manufacturing costs incurred. There were $0.3 million in transaction costs incurred. The total transaction amount of $7.3 million was expensed as in-process research and development in December 2023, and the $7.0 million in payments made as of December 31, 2023 were classified as an operating activity in the statement of cash flows. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business.
Under the term of the agreement, Centessa may be entitled to receive potential future payments of up to $10.0 million upon the achievement of a certain event-based milestone and would be entitled to receive on a product-by-product and country-by-country basis, a royalty of low single digits on annual net sales of any product in the territory in each calendar year. As of December 31, 2023, achievement of the milestone is not probable and, therefore, we have not recognized a liability for the associated $10.0 million contingent consideration.
5. Sale of Future Royalties
Jemperli Royalty Monetization Agreement
In October 2021, we signed a royalty monetization agreement (“Jemperli Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners, LP (“Sagard”). Under the terms of the Jemperli Royalty Monetization Agreement, we received $250.0 million in exchange for royalties and milestones payable to us under our GSK collaboration on annual global net sales of Jemperli below $1.0 billion starting in October 2021 (not including any combination products that contain both Jemperli and another Development Antibody). The aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Royalty Monetization Agreement is capped at certain fixed multiples of the upfront payment based on time. Once Sagard receives an aggregate amount of either $312.5 million (125% of the upfront) by the end of 2026, or $337.5 million (135% of the upfront) during 2027, or $412.5 million (165% of the upfront) at any time after 2027, the Jemperli Royalty Monetization Agreement will expire resulting in us regaining all subsequent Jemperli royalties and milestones. As of December 31, 2023, Sagard has received a total of $10.4 million in royalties and milestones.
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
We estimate the effective interest rate used to record non-cash interest expense under the Jemperli Royalty Monetization Agreement based on the estimate of future royalty payments to be received by Sagard. As of December 31, 2023, the estimated effective rate under the agreement was 8.1%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized Jemperli non-cash royalty revenue of approximately $13.8 million and $2.3 million during the years ended December 31, 2023 and 2022, respectively and non-cash interest expense of approximately $17.1 million and $20.4 million during the years ended December 31, 2023 and 2022, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the year ended December 31, 2023:

(in thousands)	December 31, 2023
Liability related to sale of future Jemperli royalties and milestones - balance at 12/31/2022	$269,540
Issuance costs related to the sale of future royalties	37
Amortization of issuance costs	39
Royalty and milestone payments to Sagard	(8,600)
Non-cash interest expense recognized	17,074
Liability related to sale of future royalties and milestones - ending balance	$278,090
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
We estimate the effective interest rate used to record non-cash interest expense under the Zejula Royalty Monetization Agreement based on the estimate of future royalty payments to be received by DRI. As of December 31, 2023, the estimated effective rate under the agreement was 2.7%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by DRI and the changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized Zejula non-cash royalty revenue of approximately $3.4 million and $1.4 million during the years ended December 31, 2023 and 2022, respectively and non-cash interest expense of approximately $1.0 million and $0.7 million during the years ended December 31, 2023 and 2022, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the year ended December 31, 2023:

(in thousands)	December 31, 2023
Liability related to sale of future Zejula royalties - balance at 12/31/2022	$34,873
Amortization of issuance costs	28
Royalty payments to DRI	(3,126)
Non-cash interest expense recognized	942
Liability related to sale of future royalties - ending balance	$32,717
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2023
Money market funds(1)	$27,789	$27,789	$—	$—
Mutual funds(1)	6,286	6,286	—	—
U.S. Treasury securities(2)	325,714	325,714	—	—
Certificates of deposit(2)	244	—	244	—
Agency securities(2)	20,253	—	20,253	—
Commercial and corporate obligations(2)	35,754	—	35,754	—
At December 31, 2022
Money market funds(1)	$29,702	$29,702	$—	$—
Mutual funds(1)	41,812	41,812	—	—
U.S. Treasury securities(2)	374,527	374,527	—	—
Certificates of deposit(2)	2,856	—	2,856	—
Agency securities(2)	74,602	—	74,602	—
Commercial and corporate obligations(2)	60,883	—	60,883	—
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
Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of December 31, 2023 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$20,322	$—	$(69)	$20,253
Certificates of deposit(2)	246	—	(2)	244
Commercial and corporate obligations(3)	35,760	77	(83)	35,754
US Treasury securities(4)	326,227	122	(635)	325,714
Total available-for-sale investments	$382,555	$199	$(789)	$381,965
(1)     Of our outstanding agency securities, $20.3 million have maturity dates of less than one year and $0.0 million have a maturity date of between one to two years as of December 31, 2023.
(2)     Of our outstanding certificates of deposit, $0.2 million have a maturity date of less than one year and $0.0 million have a maturity date of between one to two years as of December 31, 2023.
(3)     Of our outstanding commercial and corporate obligations, $25.8 million have maturity dates of less than one year and $10.0 million have a maturity date of between one to two years as of December 31, 2023.
(4)     Of our outstanding U.S. Treasury securities, $308.6 million have maturity dates of less than one year and $17.1 million have a maturity date of between one to two years as of December 31, 2023.
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
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2023 and December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$2,530	$(1)	$17,723	$(68)	$20,253	$(69)
Certificates of Deposit	—	—	244	(2)	244	(2)
Commercial and corporate obligations	5,160	(9)	15,200	(74)	20,360	(83)
US Treasury Securities	98,840	(110)	99,000	(525)	197,840	(635)
Total	$106,530	$(120)	$132,167	$(669)	$238,697	$(789)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$61,117	$(843)	$3,437	$(70)	$64,554	$(913)
Certificates of Deposit	481	(10)	2,375	(49)	2,856	(59)
Commercial and corporate obligations	44,213	(624)	14,778	(292)	58,991	(916)
US Treasury Securities	298,575	(2,667)	41,937	(522)	340,513	(3,189)
Total	$404,386	$(4,144)	$62,527	$(933)	$466,914	$(5,077)
As of December 31, 2023 and 2022, unrealized losses on available-for-sale investments were $0.8 million and $5.1 million, respectively, with unrealized losses of $0.7 million, on available for sale investments that were in an unrealized loss position for greater than 12 months as of December 31, 2023. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, accordingly, no allowance for credit losses was recorded.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 26,596,765 shares were issued and outstanding as of December 31, 2023.
Stock Repurchase Program
In January 2023, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to $50.0 million of our outstanding common stock, par value $0.001 per share. The Repurchase Program was completed in May 2023. The following table presents the repurchase activity from January 1, 2023 through May 5, 2023, the end date of the Repurchase Program:

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
Open Market Sales Agreement
In November 2022, we entered into the Cowen Sales Agreement with Cowen, through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen as our sales agent. As of December 31, 2023, we had sold no shares under this agreement.
8. Equity Incentive Plans
2017 Equity Incentive Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan will be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The 2017 Plan automatically increased by 1,140,527 shares as of January 1, 2023. As of December 31, 2023, 2,272,850 shares were available for future issuance.

Employee Stock Purchase Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan or the ESPP. In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The ESPP automatically increased by 285,131 shares as of January 1, 2023. As of December 31, 2023, 98,000 shares have been issued under the ESPP. As of December 31, 2023, 1,734,840 shares were available for future issuance under the ESPP.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors generally vest over a one-year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the year ended December 31, 2023 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	3,673,208	$32.04	6.28	$18,686
Granted	1,579,331	$22.02
Exercises	(90,883)	$18.95
Forfeitures and cancellations	(936,041)	$37.52
Outstanding at December 31, 2023	4,225,615	$27.36	7.42	$5,827
Exercisable at December 31, 2023	2,154,408	$30.60	6.10	$4,741
Total cash received from the exercise of stock options was approximately $1.8 million during the year ended December 31, 2023.
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

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	1,028,843	$26.14	1.17	$31,884
Granted	568,574	$22.02
Released	(68,900)	$23.89
Forfeitures and cancellations	(46,945)	$21.87
Outstanding at December 31, 2023	1,481,572	$24.80	0.73	$31,735
RSU expected to vest at December 31, 2023	1,481,572	$24.80	0.73	$31,735
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

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.8%	2.5%	0.7%
Expected volatility	85.7%	87.4%	92.9%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.82	6.09	6.18
Weighted average grant date fair value per share	$16.06	$21.58	$22.34
We determine the appropriate risk-free interest rate, expected term for employee stock-based awards, contractual term for non-employee stock-based awards, and volatility assumptions. The weighted-average expected option term for employee and non-employee stock-based awards reflects the historical option term for 2023 and the simplified life method for 2022 and 2021, which defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Expected volatility incorporates the historical volatility of our stock price. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected or contractual term of the stock-based payment awards. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Research and development	$10,159	$6,775	$5,856
General and administrative	23,046	20,581	9,491
Total	$33,205	$27,356	$15,347
On March 20, 2022, our then Chief Executive Officer (“former CEO”), resigned by mutual agreement with the Board of Directors. In connection with his separation agreement, we modified certain equity awards and recognized approximately $3.2 million in non-cash stock-based compensation expense. Given the former CEO had substantially rendered the required services per his separation agreement, we recorded the full expense related to the modification in the period ending March 31, 2022. Additionally, on March 21, 2022, we awarded our newly appointed Interim President and Chief Executive Officer RSUs for 887,043 shares of the Company’s common stock. The fair value of the award will be recognized as part of compensation cost, occurring ratably over the stated 24-month requisite service period. During the year ended December 31, 2023, we recognized $11.7 million and $9.2 million during the year ended December 31, 2022 of non-cash stock-based compensation cost related to the award.
At December 31, 2023, there was $31.6 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.67 years, $12.2 million of unrecognized cost related to unvested RSU awards, which is expected to be recognized over a period of 1.23 years, and $0.2 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a remaining weighted-average vesting period of 0.37 years.
9. Employee Benefit Plan
We have a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. We elected to match 100% of an employee’s contributions up to 10% of the employees’ eligible salary with a maximum limit of $22,500 in 2023, 100% of an employee’s contribution up to 6% of the employees’ salary with a maximum limit of $11,000 in 2022, and $8,000 in 2021. For the years ended December 31, 2023, 2022, and 2021, we incurred approximately $1.6 million, $1.0 million, and $0.6 million, respectively of costs related to the 401(k) plan.

10. Commitments and Contingencies
Operating Leases
On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the ROU asset and lease liability. The monthly base rent was initially $4.20 per rentable square foot and is increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of December 31, 2023, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.
Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 7.7 years.
The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Year Ended December 31,
Leases	Classification on the Cash Flow	2023	2022	2021
Operating lease cost	Operating	$2,478	$2,478	$2,213
Cash paid for amounts included in the measurement of lease liabilities	Operating	2,386	2,316	705
At December 31, 2023, the future minimum annual obligations for the Company’s operating lease liabilities are as follows:

Years Ending December 31, (in thousands)
2024	$2,457
2025	2,531
2026	2,607
2027	2,685
2028	2,766
Thereafter	7,788
Total minimum payments required	$20,834
Less: imputed interest	(3,020)
Total	$17,814
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
11. Income Taxes
The components of loss before income tax provision consist of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
U.S.	$(163,580)	$(128,650)	$(57,741)
Foreign	(43)	(50)	(55)
Consolidated net loss before income taxes	$(163,623)	$(128,700)	$(57,796)

For the years ended December 31, 2023 and 2022, we recognized an income tax benefit of $4,000 and income tax provision of $24,000, respectively, related to state income taxes. For the year ended December 31, 2021, we recognized no benefit or provision for income taxes.

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2023	2022
Deferred Tax Assets:
Net operating loss carryforwards	$72,777	$66,160
Section 174 Capitalized R&D	37,240	16,570
Research and development credits	19,058	12,844
Equity compensation	10,533	10,021
Deferred Zejula royalty revenue	6,978	7,371
Lease liability	3,912	4,194
Other, net	7,201	3,458
Total deferred tax assets	157,699	120,618
Deferred Tax Liabilities:
ROU asset	(3,552)	(3,859)
Other, net	(2,658)	—
Fixed assets	(122)	(189)
Total deferred tax liabilities	(6,332)	(4,048)
Net deferred tax assets	151,367	116,570
Less: valuation allowance	(151,367)	(116,570)
Deferred tax assets, net of valuation allowance	$—	$—

We have recorded a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. Management has determined it more likely than not that the deferred tax assets are not realizable due to our historical loss position.
As of December 31, 2023, we had federal and state net operating loss carryforwards (“NOLs”), of $313.8 million and $73.3 million, respectively. The federal and state NOLs generated prior to 2018 will begin to expire in 2030 and 2028, respectively, unless previously utilized. The federal NOL includes $261.7 million of net operating losses generated in 2018 and after. Federal net operating losses generated in 2018 and after carryover indefinitely and may generally be used to offset up to 80% of future taxable income. As of December 31, 2023, we had federal and state research tax credit carryforwards of approximately $12.1 million and $14.4 million, respectively. The federal research tax credit carryforwards will begin to expire in 2041 and the state research tax credits carryforward indefinitely. We also have foreign tax losses of $3.2 million, which will carry forward indefinitely, subject to a continuity of ownership test.
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

The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Expected income tax benefit at federal statutory tax rate	$(34,361)	$(27,026)	$(12,138)
State income taxes, net of federal benefit	(1,912)	(800)	(142)
Permanent items	56	27	17
Equity compensation	2,840	(297)	(708)
Non-deductible compensation	3,693	2,060	—
Research credits	(6,213)	(3,319)	8,087
Other	109	(6)	42
Change in the valuation allowance	35,784	29,385	4,842
Income tax (benefit) expense	$(4)	$24	$—
We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. As of December 31, 2023 and 2022, we had no unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate due to the valuation allowance against deferred tax assets. The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2023	2022
Balance at the beginning of the year	$3,369	$2,473
Increase related to prior year tax positions	153	—
Increase related to current year tax positions	1,494	896
Balance at the end of the year	$5,016	$3,369

If recognized, these amounts would not affect our effective tax rate, since they would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance. We do not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.
Our policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. As of December 31, 2023 and 2022, there were no interest or penalties on uncertain tax benefits.
We file income tax returns in the United States, California, various U.S. state jurisdictions and Australia. Due to our losses incurred, we are essentially subject to income tax examination by tax authorities from inception to date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2023 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the quarter ended December 31, 2023, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item is incorporated herein by reference to the sections titled “Information about our Executive Officers,” “Election of Class I Directors,” “Corporate Governance Standards and Director Independence” and “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2024 Annual Meeting of Stockholders, and such disclosure, if any, is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Election of Class I Directors,” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID: 185.
Information required by this Item is incorporated herein by reference to the section titled “Ratification of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
3. Exhibits
EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	10-Q	001-37985	10.26	August 7, 2023
3.2	Restated Bylaws, as currently in effect.	8-K	001-37985	3.1	February 10, 2023
4.1	Form of Common Stock Certificate.	S-1	333-206849	4.1	December 23, 2015
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37985	4.3	March 2, 2020
10.1*	Form of Indemnity Agreement.	S-1	333-206849	10.1	September 9, 2015
10.2*	Amended and Restated 2006 Equity Incentive Plan and forms of award agreements.	S-1	333-206849	10.2	January 17, 2017
10.3*	2017 Equity Incentive Plan, and forms of award agreements.	S-1	333-206849	10.3	January 17, 2017
10.4*	2017 Employee Stock Purchase Plan, and forms of award agreements.	S-1	333-206849	10.4	January 17, 2017
10.5+	Collaboration and Exclusive License Agreement, dated March 10, 2014, by and among the Registrant, TESARO, Inc. and TESARO Development, Ltd., as amended.	S-1	333-206849	10.10	May 10, 2016
10.6	Wateridge Lease Agreement.	10-Q	001-37985	10.16	May 6, 2020
10.7*	Amended and Restated Employment Agreement, effective May 8, 2023, by and between the Registrant and Eric Loumeau	10-Q	001-37985	10.25	May 11, 2023
10.8*	Amended and Restated Employment Agreement, effective April 25, 2022, by and between the Registrant and Dennis Mulroy	8-K	001-37985	10.3	April 29, 2022
10.9*	Amended and Restated Employment Agreement, effective April 25, 2022, by and between Registrant and Paul Lizzul	8-K	001-37985	10.1	April 29, 2022
10.10++	Amendment No. 3 to the Collaboration and Exclusive License Agreement	10-K	001-37985	10.16	February 25, 2021
10.11++	Confidential Settlement and Modification Agreement dated as of October 23, 2020	10-K	001-37985	10.18	February 25, 2021
10.12	First Amendment to Lease Agreement	10-Q	001-37985	10.19	August 9, 2021
10.13‡++	Royalty Purchase Agreement, dated October 25, 2021, by and between the Registrant and Sagard Healthcare Royalty Partners, LP	8-K	001-37985	2.1	December 1, 2021

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14	Amendment No. 4 to Tesaro AnaptysBio Collaboration	10-K	001-37985	10.19	March 7, 2022
10.15*	Amended and Restated Employment Agreement, effective August 4, 2023, by and between the Registrant and Daniel Faga	10-Q	001-37985	10.27	November 2, 2023
10.16‡++	Purchase and Sale Agreement, dated September 9, 2022, by and between the Registrant and DRI Healthcare Acquisitions L.P.	10-Q	001-37985	10.23	November 8, 2022
10.17	Sales Agreement, dated November 8, 2022, by and between the Registrant and Cowen and Company, LLC	10-Q	001-37985	10.24	November 8, 2022
10.18‡++	License Agreement, dated November 24, 2023, by and between the Registrant and Centessa Pharmaceuticals (UK) Limited					X
10.19‡++	Amendment No. 5 to Tesaro AnaptysBio Collaboration					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of KPMG LLP, an independent registered public accounting firm.					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Policy Relating to Recovery of Erroneously Awarded Compensation.					X
101.INS	XBRL Report Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Date: March 11, 2024

AnaptysBio, Inc.

By:	/s/ Daniel Faga
Daniel Faga
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

Signature	Title	Date

/s/ Daniel Faga	President, Chief Executive Officer and Director
Daniel Faga	(Principal Executive Officer)	March 11, 2024

/s/ Dennis Mulroy	Chief Financial Officer
Dennis Mulroy	(Principal Accounting and Financial Officer)	March 11, 2024

/s/ Dennis Fenton	Director	March 11, 2024
Dennis Fenton, Ph.D.
/s/ Rita Jain	Director	March 11, 2024
Rita Jain, M.D
/s/ Magda Marquet	Director	March 11, 2024
Magda Marquet, Ph.D.
/s/ Oleg Nodelman	Director	March 11, 2024
Oleg Nodelman
/s/John Orwin	Director	March 11, 2024
John Orwin
/s/ Hollings Renton	Director	March 11, 2024
Hollings Renton
/s/ John Schmid	Director	March 11, 2024
John Schmid
/s/ J. Anthony Ware	Director	March 11, 2024
J. Anthony Ware, M.D.