Form 10-Q
period 2024-03-31
ANAPTYSBIO, INC
filed 2024-05-09
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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

As of May 6, 2024, there were 27,318,644 shares of the Registrant’s Common Stock outstanding.

AnaptysBio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value data)
(unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$53,695	$35,965
Receivables from collaborative partners	7,089	6,851
Short-term investments	300,970	354,939
Prepaid expenses and other current assets	10,666	9,080
Total current assets	372,420	406,835
Property and equipment, net	1,954	2,098
Operating lease right-of-use assets	15,732	16,174
Long-term investments	15,473	27,026
Other long-term assets	256	256
Total assets	$405,835	$452,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,582	$4,698
Accrued expenses	25,903	30,967
Current portion of operating lease liability	1,813	1,777
Total current liabilities	32,298	37,442
Liability related to sale of future royalties	310,184	310,807
Operating lease liability, net of current portion	15,575	16,037
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 27,317 shares and 26,597 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	27	27
Additional paid in capital	706,407	702,969
Accumulated other comprehensive loss	(624)	(797)
Accumulated deficit	(658,032)	(614,096)
Total stockholders’ equity	47,778	88,103
Total liabilities and stockholders’ equity	$405,835	$452,389
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$7,179	$1,374
Operating expenses:
Research and development	37,042	34,957
General and administrative	12,338	10,818
Total operating expenses	49,380	45,775
Loss from operations	(42,201)	(44,401)
Other (expense) income, net:
Interest income	4,584	4,486
Non-cash interest expense for the sale of future royalties	(6,317)	(4,336)
Other expense, net	(2)	(4)
Total other (expense) income, net	(1,735)	146
Net loss	(43,936)	(44,255)
Unrealized gain on available for sale securities	173	1,979
Comprehensive loss	$(43,763)	$(42,276)
Net loss per common share:
Basic and diluted	$(1.64)	$(1.58)
Weighted-average number of shares outstanding:
Basic and diluted	26,801	27,953
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	26,597	$27	$702,969	$(797)	$(614,096)	$88,103
Issuance of common stock from exercises of options and employee stock purchase plan	53	—	811	—	—	811
Issuance of common stock upon vesting of restricted stock units	1,014	—	—	—	—	—
Net share settlement of restricted stock units	(347)	—	(7,504)	—	—	(7,504)
Stock-based compensation	—	—	10,131	—	—	10,131
Comprehensive gain, net	—	—	—	173	—	173
Net loss	—	—	—	—	(43,936)	(43,936)
Balance, March 31, 2024	27,317	$27	$706,407	$(624)	$(658,032)	$47,778
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

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,936)	$(44,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163	166
Stock-based compensation	10,131	8,860
Accretion/amortization of investments, net	(2,968)	(2,191)
Amortization of right-of-use assets – operating	442	427
Non-cash interest expense	6,317	4,336
Changes in operating assets and liabilities:
Receivables from collaborative partners	(238)	(104)
Prepaid expenses and other assets	(1,566)	51
Accounts payable and other liabilities	(5,172)	8,533
Operating lease liabilities	(426)	(391)
Net cash used in operating activities	(37,253)	(24,568)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(58,997)	(48,555)
Sales and maturities of investments	127,640	134,126
Purchases of property and equipment	(27)	(175)
Net cash provided by investing activities	68,616	85,396
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	811	1,265
Repurchase and retirements of common stock	—	(37,526)
Payment for net share settlement of equity awards	(7,504)	—
Repayment of liability for sale of future royalties	(6,940)	(1,270)
Payments for debt issuance costs	—	(43)
Net cash used in financing activities	(13,633)	(37,574)
Net increase in cash and cash equivalents	17,730	23,254
Cash and cash equivalents, beginning of period	35,965	71,308
Cash and cash equivalents, end of period	$53,695	$94,562
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$—	$38
Amounts accrued for repurchases of common stock	$—	$1,290
Receivable related to issuance of common stock, upon exercise of stock options	$—	$(43)
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Notes to Unaudited Consolidated Financial Statements
1. Description of the Business
AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. We are developing immune cell modulating antibodies, including two wholly owned checkpoint agonists in clinical-stage development, for autoimmune and inflammatory diseases: rosnilimab, our PD-1 agonist in a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and a Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”); and ANB032, our BTLA agonist, in a Phase 2b trial for the treatment of moderate-to-severe atopic dermatitis (“AD”). We also have other preclinical immune cell modulator candidates for the treatment of autoimmune and inflammatory diseases in our portfolio, including ANB033, an anti-CD122 antagonist antibody, and ANB101, a BDCA2 modulator antibody. In addition, we have developed two cytokine antagonists that we are exploring options for out-licensing: imsidolimab, our anti-IL-36R antibody, that has completed Phase 3 trials for the treatment of generalized pustular psoriasis (“GPP”), and etokimab, our anti-IL-33 antagonist that is Phase 2/3 ready. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immuno-oncology, including an anti-PD-1 antagonist antibody (Jemperli (dostarlimab-gxly) or “Jemperli”) and an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K.
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
The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
(in thousands)	2024	2023
Options to purchase common stock	6,078	4,555
Restricted Stock Units	1,002	427
Total	7,080	4,982
Accounting Pronouncements
We have implemented all new accounting pronouncements that are in effect and may have an impact on our consolidated financial statements. Unless otherwise discussed, we believe the impact of any recently issued and not yet effective pronouncements will not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses on an annual and interim basis. The guidance will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning December 15, 2024, with early adoption permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We are currently assessing the impact that this standard will have on our consolidated financial statements.
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

3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment, Net
Property and equipment, net consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Laboratory equipment	$6,482	$6,473
Office furniture and equipment	1,628	1,640
Leasehold improvements	203	203
Property and equipment, gross	8,313	8,316
Less: accumulated depreciation and amortization	(6,359)	(6,218)
Total property and equipment, net	$1,954	$2,098

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accrued compensation and related expenses	$4,159	$7,201
Accrued professional fees and other expenses	1,182	1,412
Accrued research, development and manufacturing expenses	20,106	21,898
Accrued for repurchases of common stock	456	456
Total accrued expenses	$25,903	$30,967
4. Collaborative Research and Development Agreements
GSK Collaboration
In March 2014, we entered into a Collaboration and Exclusive License Agreement with GSK (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GSK (Tesaro and GSK are hereinafter referred to, collectively, as “GSK”). Currently, under the GSK Agreement, GSK is developing Jemperli as a monotherapy for various solid tumor indications. In addition, GSK is developing dostarlimab in combination with additional therapies under the collaboration, including with another development program from the GSK Agreement: cobolimab, an anti-TIM-3 antibody, in 2L NSCLC. In October 2023, Amendment No. 5 to the GSK Agreement was agreed by both parties to terminate the anti-LAG-3 antagonist antibody development program under the GSK Agreement. In accordance with the GSK Agreement and the amendment, we have regained full global rights to the anti-LAG-3 antagonist antibody development program.
For each remaining development program under the GSK Agreement, we are eligible to receive milestone payments if certain preclinical and clinical trial events are achieved by GSK, if certain U.S. and European regulatory submissions and approvals in multiple indications are achieved, and upon the achievement of specified levels of annual worldwide net sales. We will also be eligible to receive tiered 4-8% royalties related to worldwide net sales of products developed under the collaboration. On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “Amendment”) was agreed to by both parties to permit GSK to conduct development and commercialization in combination with any third-party molecules of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor (“Zejula”). Under the Amendment, we were granted increased royalties upon sales of Jemperli, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion and from 12% up to 25% of Net Sales above $1.0 billion. Unless earlier terminated by either party upon specified circumstances, the GSK Agreement will terminate, with respect to each specific developed product, upon the later of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent.
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
As of March 31, 2024, the transaction price for the GSK Agreement and Amendments includes the upfront payment, research reimbursement revenue and milestones and royalties earned to date, which are allocated in their entirety to the single performance obligation.
We recognized $7.2 million in royalty revenue during the three months ended March 31, 2024 related to GSK’s net sales of Jemperli and Zejula during the period, which we estimate based on either GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the three months ended March 31, 2024, $6.2 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement and $1.0 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement, each of such agreements as described in Note 5. We recognized $1.4 million in royalty revenue during the three months ended March 31, 2023, related to GSK’s net sales of Zejula and Jemperli during the period based on GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the three months ended March 31, 2023, $0.6 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement and $0.8 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter. All royalty revenue related to Zejula global net sales starting July 2022 will be paid directly to a wholly owned subsidiary of DRI Healthcare Trust (“DRI”) pursuant to the Zejula Royalty Monetization Agreement, as described in Note 5.
No clinical milestones were recognized during the three months ended March 31, 2024 and 2023. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Milestones under the GSK Agreement are as follows:

	Anti-PD-1 (Jemperli/Dostarlimab)		Anti-TIM-3 (GSK4069889A/Cobolimab)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	$5.0M	Q4'22
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	$5.0M	—
Filing of the first BLA(1) - first indication	$10.0M	Q1'20	$10.0M	—
Filing of the first MAA(2) - first indication	$5.0M	Q1'20	$5.0M	—
Filing of the first BLA - second indication	$10.0M	Q1'21	$10.0M	—
First BLA approval - first indication	$20.0M	Q2'21	$20.0M	—
First MAA approval - first indication	$10.0M	Q2'21	$10.0M	—
First BLA approval - second indication	$20.0M	Q3'21	$20.0M	—
Filing of the first MAA - second indication(3)	$5.0M	—	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—	$10.0M	—
First commercial sales milestone(3)	$15.0M	—	$15.0M	—
Second commercial sales milestone(3)	$25.0M	—	$25.0M	—
Third commercial sales milestone(3)	$50.0M	—	$50.0M	—
Fourth commercial sales milestone	$75.0M	—	$75.0M	—

Milestones recognized through March 31, 2024	$93.0M	—	$13.0M	—
Milestones that may be recognized in the future	$180.0M	—	$260.0M	—
(1)Biologics License Application (“BLA”)
(2)Marketing Authorization Application (“MAA”)
(3)For Jemperli, the filing and approval of the first MAA for a second indication and first three commercial sales milestones are included as part of the royalty monetization agreement with Sagard (as defined below), see Note 5. Cash is generally received within 30 days of milestone achievement.
Centessa
On November 24, 2023, we entered into an exclusive license agreement (as amended, the “Centessa Agreement”) with Centessa Pharmaceuticals (UK) Limited (“Centessa”), pursuant to which we acquired the exclusive global development and commercialization rights to a blood dendritic cell antigen 2 (BDCA2) modulator antibody portfolio, including lead asset CBS004 (renamed ANB101), CBS008 (renamed ANB102) and the related family of backup antibodies, for the treatment of autoimmune and inflammatory diseases.
In connection with the Centessa Agreement, we paid Centessa an upfront cash payment of $4.0 million and an additional cash payment of $3.0 million as reimbursement to Centessa for manufacturing costs incurred. There were $0.3 million in transaction costs incurred. The total transaction amount of $7.3 million was expensed as in-process research and development and classified as an operating activity in the statement of cash flows. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business.
Under the terms of the agreement, Centessa may be entitled to receive potential future payments of up to $10.0 million upon the achievement of a certain event-based milestone and would be entitled to receive on a product-by-product and country-by-country basis, a royalty of low single digits on annual net sales of any product in the territory in each calendar year. As of

March 31, 2024, achievement of the milestone is not probable and, therefore, we have not recognized a liability for the associated $10.0 million contingent consideration.
5. Sale of Future Royalties
Jemperli Royalty Monetization Agreement
In October 2021, we signed a royalty monetization agreement (“Jemperli Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners, LP (“Sagard”). Under the terms of the Jemperli Royalty Monetization Agreement, we received $250.0 million in exchange for royalties and milestones payable to us under our GSK collaboration on annual global net sales of Jemperli below $1.0 billion starting in October 2021 (not including any combination products that contain both Jemperli and another Development Antibody (as defined in the Jemperli Royalty Monetization Agreement)). The aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Royalty Monetization Agreement is capped at certain fixed multiples of the upfront payment based on time. Once Sagard receives an aggregate amount of either $312.5 million (125% of the upfront) by the end of 2026, $337.5 million (135% of the upfront) during 2027, or $412.5 million (165% of the upfront) at any time after 2027, the Jemperli Royalty Monetization Agreement will expire resulting in us regaining all subsequent Jemperli royalties and milestones. As of March 31, 2024, Sagard has received a total of $16.4 million in royalties and milestones.
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
We estimate the effective interest rate used to record non-cash interest expense under the Jemperli Royalty Monetization Agreement based on the estimate of future royalty payments to be received by Sagard. As of March 31, 2024, the estimated effective rate under the agreement was 10.0%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized Jemperli non-cash royalty revenue of approximately $6.2 million and $0.6 million during the three months ended March 31, 2024 and three months ended March 31, 2023, respectively, and non-cash interest expense of approximately $6.1 million and $4.0 million during the three months ended March 31, 2024 and three months ended March 31, 2023, respectively. The interest and amortization of issuance costs are reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the three months ended March 31, 2024:

(in thousands)	March 31, 2024
Liability related to sale of future Jemperli royalties and milestones – balance at 12/31/2023	$278,090
Issuance costs related to the sale of future royalties	—
Amortization of issuance costs	14
Royalty and milestone payments to Sagard	(5,978)
Non-cash interest expense recognized	6,073
Liability related to sale of future royalties and milestones – ending balance	$278,199
On May 8, 2024, we entered into an amendment to the Jemperli Royalty Monetization Agreement with Sagard. For more information about this amendment, see Note 10 — Subsequent Event.

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
In September 2022, we signed a purchase and sale agreement (the “Zejula Royalty Monetization Agreement”) with a wholly owned subsidiary of DRI to monetize all of our future royalties on global net sales of Zejula under the GSK Settlement Agreement. Under the terms of the Zejula Royalty Monetization Agreement, we received $35.0 million in exchange for all royalties payable by GSK to us under the GSK Settlement Agreement on global net sales of Zejula starting in July 2022. In addition, under the Zejula Royalty Monetization Agreement, we are entitled to receive an additional $10.0 million payment from DRI if Zejula is approved by the U.S. Food and Drug Administration for the treatment of endometrial cancer on or prior to December 31, 2025.
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
We estimate the effective interest rate used to record non-cash interest expense under the Zejula Royalty Monetization Agreement based on the estimate of future royalty payments to be received by DRI. As of March 31, 2024, the estimated effective rate under the agreement was 2.9%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by DRI and the changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized Zejula non-cash royalty revenue of approximately $1.0 million and $0.8 million during the three months ended March 31, 2024 and three months ended March 31, 2023, respectively, and non-cash interest expense of approximately $0.2 million and $0.4 million during the three months ended March 31, 2024 and three months ended March 31, 2023, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the three months ended March 31, 2024:

(in thousands)	March 31, 2024
Liability related to sale of future Zejula royalties and milestones – balance at 12/31/2023	$32,717
Amortization of issuance costs	7
Royalty and milestone payments to DRI	(962)
Non-cash interest expense recognized	223
Liability related to sale of future royalties and milestones – ending balance	$31,985
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
Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 – Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
Level 3 – Unobservable inputs that are supported by little or no market activities, therefore requiring an entity to develop its own assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2024
Money market funds(1)	$42,780	$42,780	$—	$—
Mutual funds(1)	6,293	6,293	—	—
U.S. Treasury securities(2)	277,359	277,359	—	—
Certificates of deposit(2)	246	—	246	—
Agency securities(2)	9,634	—	9,634	—
Commercial and corporate obligations(2)	29,204	—	29,204	—
At December 31, 2023
Money market funds(1)	$27,789	$27,789	$—	$—
Mutual funds(1)	6,286	6,286	—	—
U.S. Treasury securities(2)	325,714	325,714	—	—
Certificates of deposit(2)	244	—	244	—
Agency securities(2)	20,253	—	20,253	—
Commercial and corporate obligations(2)	35,754	—	35,754	—
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

Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in short-term and long-term investments as of March 31, 2024 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$9,657	$1	$(24)	$9,634
Certificates of deposit(2)	247	—	(1)	246
Commercial and corporate obligations(3)	29,208	15	(19)	29,204
U.S. Treasury securities(4)	277,748	1	(390)	277,359
Total available for sale investments	$316,860	$17	$(434)	$316,443
(1)    Of our outstanding agency securities, $9.6 million have maturity dates of less than one year and $0.0 million have maturity dates between one to two years as of March 31, 2024.
(2)    Of our outstanding certificates of deposit, $0.2 million have maturity dates of less than one year and $0.0 million have a maturity date of between one to two years as of March 31, 2024.
(3)    Of our outstanding commercial and corporate obligations, $28.6 million have maturity dates of less than one year and $0.6 million have a maturity date of between one to two years as of March 31, 2024.
(4)    Of our outstanding U.S. Treasury securities, $262.5 million have maturity dates of less than one year and $14.9 million have a maturity date of between one to two years as of March 31, 2024.
The aggregate market value, cost basis, and gross unrealized gains and losses of available for sale investments by security type, classified in short-term and long-term investments as of December 31, 2023 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$20,322	$—	$(69)	$20,253
Certificates of deposit(2)	246	—	(2)	244
Commercial and corporate obligations(3)	35,760	77	(83)	35,754
U.S. Treasury securities(4)	326,227	122	(635)	325,714
Total available for sale investments	$382,555	$199	$(789)	$381,965
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
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2024 and December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$—	$—	$7,068	$(24)	$7,068	$(24)
Commercial and corporate obligations	6,535	(9)	4,971	(9)	11,506	(18)
Certificates of deposit	—	—	246	(1)	246	(1)
U.S. Treasury Securities	197,715	(214)	59,916	(177)	257,631	(391)
Total	$204,250	$(223)	$72,201	$(211)	$276,451	$(434)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$2,530	$(1)	$17,723	$(68)	$20,253	$(69)
Certificates of Deposit	—	—	244	(2)	244	(2)
Commercial and corporate obligations	5,160	(9)	15,200	(74)	20,360	(83)
U.S. Treasury Securities	98,840	(110)	99,000	(525)	197,840	(635)
Total	$106,530	$(120)	$132,167	$(669)	$238,697	$(789)
As of March 31, 2024 and December 31, 2023, unrealized losses on available-for-sale investments were $0.4 million and $0.8 million, respectively, with unrealized losses of $0.2 million, on available for sale investments that were in an unrealized loss position for greater than 12 months as of March 31, 2024. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, accordingly, no allowance for credit losses was recorded.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 27,316,644 shares were issued and outstanding as of March 31, 2024.
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
Open Market Sales Agreement
In November 2022, we entered into the Cowen Sales Agreement with Cowen, through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen as our sales agent. As of March 31, 2024, we had sold no shares under this agreement.
8. Equity Incentive Plans
2017 Equity Incentive Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan will be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The 2017 Plan automatically increased by 1,063,871 shares as of January 1, 2024. As of March 31, 2024, 1,065,471 shares were available for future issuance.
Employee Stock Purchase Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan (“ESPP”). In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The ESPP automatically increased by 265,967 shares as of January 1, 2024. As of March 31, 2024, 98,000 shares have been issued under the ESPP and 2,000,807 shares were available for future issuance.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors generally vest over a one year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the three months ended March 31, 2024 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	4,225,615	$27.36	7.42	$5,827
Granted	1,975,327	$21.25
Exercised	(53,078)	$15.29
Forfeitures and cancellations	(73,608)	$44.19
Outstanding at March 31, 2024	6,074,256	$25.28	8.14	$9,356
Exercisable at March 31, 2024	2,452,748	$29.36	6.51	$5,322
Total cash received from the exercise of stock options was approximately $0.8 million during the three months ended March 31, 2024.
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

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	1,481,572	$24.80	0.73	$31,735
Granted	718,922	$21.25
Vested	(1,014,242)	$26.12
Forfeitures and cancellations	(1,950)	$23.23
Outstanding at March 31, 2024	1,184,302	$21.52	1.98	$26,670
RSU expected to vest at March 31, 2024	1,184,302	$21.52	1.98	$26,670
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

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	3.9%	3.7%
Expected volatility	78.3%	86.5%
Expected dividend yield	—%	—%
Expected term (in years)	6.28	5.65
Weighted-average grant date fair value per share	$15.12	$16.88
We determine the appropriate risk-free interest rate, expected term for employee stock-based awards, contractual term for non-employee stock-based awards, and volatility assumptions. The weighted-average expected option term for employee and non-employee stock-based awards reflects the historical option term. Expected volatility incorporates the historical volatility of our stock price. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected or contractual term of the stock-based payment awards. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$3,454	$2,770
General and administrative	6,677	6,090
Total	$10,131	$8,860
On March 21, 2022, we awarded our newly appointed Interim President and Chief Executive Officer RSUs for 887,043 shares of the Company’s common stock. The fair value of the award was recognized ratably to compensation expense over the stated 24-month requisite service period. During the three months ended March 31, 2024 and 2023, we recognized $2.6 million, and $2.9 million, respectively, of non-cash stock-based compensation cost related to the award.
At March 31, 2024, there was $56.0 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.08 years and $22.7 million of unrecognized cost related to unvested RSU awards, which is expected to be recognized over a period of 3.23 years and $0.1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a remaining weighted-average vesting period of 0.12 years.
9. Commitments and Contingencies
Operating Leases
On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the ROU asset and lease liability. The monthly base rent was initially $4.20 per rentable square foot and is increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of March 31, 2024, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.
Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 7.4 years.
The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Three Months Ended March 31,
Leases	Classification on the Cash Flow	2024	2023
Operating lease cost	Operating	$619	$619
Cash paid for amounts included in the measurement of lease liabilities	Operating	602	585

At March 31, 2024, the future minimum annual obligations for the Company’s operating lease liabilities are as follows (in thousands):

Years Ending December 31,
2024	$1,855
2025	2,531
2026	2,607
2027	2,685
2028	2,766
Thereafter	7,788
Total minimum payments required	20,232
Less imputed interest	(2,844)
Total	$17,388
10. Subsequent Event
Amendment to Jemperli Royalty Monetization Agreement
On May 8, 2024, we entered into an amendment to the Jemperli Royalty Monetization Agreement with Sagard (the “Amended Jemperli Royalty Monetization Agreement”) to monetize additional future Jemperli royalties under our GSK Agreement. Upon closing of the transaction, Sagard will pay us $50.0 million upfront in exchange for all Jemperli royalties payable to us under the GSK Agreement on annual global net sales.
The aggregate Jemperli royalties and milestones to be received by Sagard under the Amended Jemperli Royalty Monetization Agreement has been increased to the following thresholds: an amount equal to $600.0 million, if received on or prior to March 31, 2031; or an amount equal to $675.0 million, if received on or after April 1, 2031. The Amended Jemperli Royalty Monetization Agreement will expire once Sagard receives either of the aggregate amounts resulting in us regaining all subsequent Jemperli royalties and milestones.

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
Unless the context indicates otherwise, as used in this Quarterly Report, the terms “AnaptysBio,” “Anaptys,” “company,” “we,” “us” and “our” refer to AnaptysBio, Inc., a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted. AnaptysBio is our common law trademark. This Quarterly Report contains additional trade names, trademarks, and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the three months ended March 31, 2024, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements.”
Overview
We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. We are developing immune cell modulating antibodies, including two wholly owned checkpoint agonists in clinical-stage development, for autoimmune and inflammatory diseases: rosnilimab, our PD-1 agonist in a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and a Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”); and ANB032, our BTLA agonist, in a Phase 2b trial for the treatment of moderate-to-severe atopic dermatitis (“AD”). We also have other preclinical immune cell modulator candidates for the treatment of autoimmune and inflammatory diseases in our portfolio, including ANB033, an anti-CD122 antagonist antibody, and ANB101, a BDCA2 modulator antibody. In addition, we have developed two cytokine antagonists that we are exploring options for out-licensing: imsidolimab, our anti-IL-36R antibody, that has completed Phase 3 trials for the treatment of generalized pustular psoriasis (“GPP”), and etokimab, our anti-IL-33 antagonist that is Phase 2/3 ready. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immuno-oncology, including an anti-PD-1 antagonist antibody (Jemperli (dostarlimab-gxly) or “Jemperli”) and an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK.
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
ANB032
BTLA, or B and T lymphocyte attenuator, is an inhibitory checkpoint receptor that regulates T cells, B cells, and dendritic cell function. BTLA is expressed only on immune cells and preferentially on activated immune cells, potentially enabling a broad mechanism of action while avoiding off-target activity.
ANB032 is an IgG4 non-depleting antibody that binds to BTLA, and is anticipated to down-modulate the activity of T cells, B cells and dendritic cells both in inflamed tissue and the periphery via: agonism resulting in inhibition of T cell expansion and migration, broad reduction of inflammatory Th1, Th2, Th17 and Th22 cytokines, and modulation of dendritic cells including inhibition of dendritic cell maturation, reduction in costimulatory molecule expression, and enhanced inducement of Tregs.
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
While Th2 targeted therapies provide benefit to patients with chronic moderate-to-severe atopic dermatitis (“AD”), there is compelling evidence that AD is broader than a Th2 driven disease, as Th1, Th17, Th22 and other cell types, including dendritic cells, contribute significantly to the pathogenesis. ANB032 inhibition of inflammatory Th1, Th2, Th17 and Th22 activity, and modulation of additional cell types such as B cells and dendritic cells, creates the potential for broader, deeper and more durable responses than more narrowly targeted interventions.
We are conducting a randomized placebo-controlled 160 patient global Phase 2b trial assessing three dose levels of subcutaneously administered ANB032 in moderate-to-severe AD for 12 weeks on well-established endpoints including EASI75, EASI90 and IGA 0/1 measured at week 14. Patients will then be followed for an additional 24 weeks after the final dose at week 12 to understand longer term safety as well as the potential for prolonged and sustained efficacy. We anticipate reporting top-line data on the primary endpoint from this trial by the end of 2024.
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
ANB101
Blood dendritic cell antigen 2 (“BDCA2”) is a molecule specifically expressed on plasmacytoid dendritic cells (“pDCs”), a class of immune cells which, while found in relatively small numbers in healthy patients, are enriched in patients with a variety of inflammatory diseases, that is critical to the regulation of toll-like receptor signaling and interferon secretion. pDCs are a key upstream node in the inflammatory cascade that serve as a bridge between innate and adaptive immunity. They have been shown to be prolific secretors of type I interferons, which drive activation of a variety of downstream cell types including T cells and monocytes. Together with their ability to present antigens to the adaptive immune system, this creates a pro-inflammatory environment for the establishment and perpetuation of autoimmune pathology. BDCA2 has been implicated in the pathophysiology of systemic lupus erythematosus (“SLE”), where there exists mechanistic clinical proof of concept for pDC modulation. ANB101 is a BDCA2 modulator antibody that targets pDCs and potently inhibits interferon secretion and modulates antigen presentation for the treatment of autoimmune and inflammatory diseases. We anticipate submitting an IND for a Phase 1 clinical trial with ANB101 during the second half of 2024.
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
We completed two Phase 3 clinical trials for imsidolimab in GPP. The first randomized placebo-controlled trial, called GEMINI-1, in 45 patients, assessed two, single dose levels of intravenous (IV)-administered imsidolimab. As of October 2023, of the patients who received a single dose of 750mg IV imsidolimab, 53% achieved GPP Physician Global Assessment (“GPPPGA”) 0/1 (clear or almost clear) at Week 4, our primary endpoint, compared to 13% of patients on placebo (p=0.0131). Of the 15 patients who received a single dose of 300mg IV imsidolimab, 53% achieved GPPPGA 0/1 at Week 4.
The GPPPGA assessment, representing a stringent and comprehensive characterization of disease severity, required satisfying an overall clinical response score of 0/1 collectively across each GPP disease attribute, including pustulation, erythema and scaling.
Patients completing the GEMINI-1 trial were eligible to be subsequently enrolled in GEMINI-2, our second Phase 3 trial for imsidolimab in GPP, where they received monthly doses of 200mg subcutaneous (“SC”) imsidolimab or placebo. The objective of GEMINI-2 was to assess the safety and efficacy of imsidolimab for maintenance of response, and the prevention of GPP flares with monthly SC dosing.

Sixteen GPPPGA 0/1 responder patients from GEMINI-1 were subsequently re-randomized to monthly maintenance dosing of either 200mg SC imsidolimab or placebo in the GEMINI-2 Phase 3 trial. Patients were followed for at least 24 weeks and up to a maximum of 92 weeks. Of the eight responding patients from GEMINI-1 who were re-randomized to monthly 200mg SC imsidolimab maintenance therapy, 100% maintained a GPPPGA score of 0/1 and none of them experienced a flare. Of the remaining eight responding patients from GEMINI-1 who were re-randomized to placebo, 25% maintained a GPPPGA score of 0/1 and 63% experienced a flare.
Data from both trials demonstrate a consistent, favorable safety and tolerability profile with no treatment-related serious adverse events (“SAEs”) or SAEs leading to discontinuation reported in imsidolimab-treated patients. Additionally, the data demonstrated low incidence and no elevation of infections versus placebo; no cases reported of Drug Reaction with Eosinophilia and Systemic Symptoms (“DRESS”) or Guillain-Barre syndrome (“GBS”); no infusion reactions and overall incidence of anti-drug antibodies (“ADA”) was low and, when detected, determined to be non-neutralizing.
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
The following table summarizes certain key information about our wholly owned product candidates:

Antibody Program	Therapeutic Indication	Lead Optimization	IND Enabling	Phase 1	Phase 2	Phase 3
Immune Cell Modulators	**ANB032** (BTLA agonist)	Atopic Dermatitis				**P2b initiated Q2 2023** **Top-line data YE 2024**	
	Rosnilimab (PD-1 agonist)	Rheumatoid Arthritis				**P2b initiated Q3 2023** **Top-line data mid 2025**	
		Ulcerative Colitis				**P2 initiated Q4 2023** **Top-line data H1 2026**	
	ANB033 (CD122 antagonist)	Inflammatory Diseases		**IND submission Q2 2024**			
	ANB101 (BDCA2 modulator)	Inflammatory Diseases		**IND submission H2 2024**			

Legacy Programs Available for Out-licensing

	Antibody Program	Therapeutic Indication	Lead Optimization	IND Enabling	Phase 1	Phase 2	Phase 3
Cytokine Antagonists	**Imsidolimab** (IL-36R antagonist)	Generalized Pustular Psoriasis (GPP)			*Out-license in 2024*		**Phase 3 completed** **Submit data abstract to H2 2024 med meeting**
	Etokimab (IL-33 antagonist)	Epithelial Driven Diseases		*No further internal investment*		**P2b/3 ready**

Collaborative Programs
Multiple Company-discovered antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with GSK.
Under the GSK Agreement, a BLA for our most advanced partnered program, which is an anti-PD-1 antagonist antibody called Jemperli (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (“dMMREC”). In February 2023, the FDA granted full approval for this indication (from an accelerated approval). In addition, in April 2021 the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for Jemperli for use in women with mismatch repair deficient (“dMMR”)/microsatellite instability-high (“MSI-H”) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen. A second FDA approval was received in August 2021 for Jemperli in pan-deficient mismatch repair tumors (PdMMRT). In July 2023, the FDA approved Jemperli in combination with chemotherapy for the treatment of adult patients with dMMR MSI-H primary advanced or recurrent endometrial cancer. In December 2023, the EMA approved, in the EU, Jemperli plus chemotherapy for dMMR/MSI-H primary advanced or recurrent endometrial cancer.
Jemperli is in clinical trials for various solid tumor indications, including a Phase 3 trial in first-line ovarian cancer with top-line results expected in the second half of 2024.
In addition, under the collaboration, GSK is developing dostarlimab in combination with another development program from the GSK Agreement, including cobolimab, an anti-TIM-3 antibody. GSK is conducting a Phase 3 trial, COSTAR Lung, which is a randomized, open label 3-arm trial comparing cobolimab plus dostarlimab plus docetaxel to dostarlimab plus docetaxel to docetaxel alone in patients with advanced non-small-cell lung cancer (“NSCLC”) who have progressed on prior anti-PD-(L)1 therapy and chemotherapy with top-line results expected in 2025.
For more information about these collaborations, see Note 4 — Collaborative Research and Development Agreements in the accompanying notes to the consolidated financial statements.
Components of Operating Results
Collaboration Revenue
Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through March 31, 2024, we have recognized $262.4 million in revenue from our collaborators. We have not generated any revenue from product sales.
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
We may also incur in-process research and development expenses as we acquire assets from other parties. Acquired in-process research and development costs that have no alternative future use are immediately expensed.
We expense research and development costs as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received.

We are conducting research and development activities primarily on inflammation programs. We have a research and development team that conducts antibody discovery, characterization, translational studies, IND-enabling preclinical studies, and clinical development. We conduct some of our early research and preclinical activities internally and plan to rely on third parties, such as CROs and CMOs, for the execution of certain of our research and development activities, such as in vivo toxicology and pharmacology studies, manufacturing, and clinical trials.
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
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2024.
Results of Operations – Comparison of the Three Months Ended March 31, 2024 and 2023
Collaboration Revenue
Collaboration revenue consists of both milestone payments under the collaborations, and royalty payments. We recognized $0 in milestone revenue during each of the three months ended March 31, 2024 and 2023. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Royalty revenue is a function of our partners’ product sales and the applicable royalty rate. During the three months ended March 31, 2024 and 2023, we recognized $7.2 million and $1.4 million, respectively, related to the net sales of GSK’s Jemperli and Zejula, which we estimate based on either GSK’s prior sales experience or actuals. All royalty revenue related to Zejula global net sales starting July 2022 are paid directly to a wholly owned subsidiary of DRI Healthcare Trust pursuant to the Zejula Royalty Monetization Agreement. For more information see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.

Research and Development Expenses
Research and development expenses were $37.0 million during the three months ended March 31, 2024 compared to $35.0 million during the three months ended March 31, 2023 for an increase of $2.0 million, primarily due to a $5.6 million increase in clinical expenses, $3.1 million increase in salaries and related expenses, including stock-based compensation expense, and $0.5 million increase in other research and development expenses, offset by a decrease of $7.2 million in outside services for manufacturing expenses.
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

	Three Months Ended March 31,
(in thousands)	2024	2023	Increase/(Decrease)
External Costs
Rosnilimab	$10,038	$2,605	$7,433
ANB032	4,866	2,536	2,330
ANB033	2,663	2,547	116
ANB101	400	—	400
Imsidolimab	4,496	15,463	(10,967)
Preclinical and other unallocated costs	3,345	3,689	(344)
Total External Costs	25,808	26,840	(1,032)
Internal Costs	11,234	8,117	3,117
Total Costs	$37,042	$34,957	$2,085
General and Administrative Expenses
General and administrative expenses were $12.3 million during the three months ended March 31, 2024 compared to $10.8 million during the three months ended March 31, 2023 for an increase of $1.5 million, primarily due to a $1.5 million increase in personnel costs, including stock-based compensation expense, $0.4 million increase in legal and other general and administrative expenses, offset by a $0.4 million decrease in market research cost and insurance expense.
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
Non-Cash Interest Expense for the Sale of Future Royalties
Non-cash interest expense was $6.3 million and $4.3 million during the three months ended March 31, 2024 and 2023, respectively. The increase of $2.0 million in non-cash interest expense is due to increased GSK Jemperli sales which changed the expected timing for Sagard to be paid per the Jemperli Royalty Monetization Agreement.
Interest Income
Interest income was $4.6 million and $4.5 million during the three months ended March 31, 2024 and 2023, respectively, which primarily related to our short-term and long-term investments. The increase in interest income is due to higher interest rates earned on investments during the three months ended March 31, 2024.

Other Expense, Net
Other expense, net was less than $0.1 million for the three months ended March 31, 2024 and 2023, which primarily related to foreign exchange transactions with our foreign CROs and CMOs.
Liquidity and Capital Resources
From our inception through March 31, 2024, we have received an aggregate of $1.2 billion to fund our operations, which included $638.1 million from the sale of equity securities, $285.0 million from the sale of future royalties, and $234.2 million from our collaboration agreements. As of March 31, 2024, we had $370.1 million in cash, cash equivalents and investments.
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
In November 2022, we entered into a Sales Agreement (the “Cowen Sales Agreement”) with Cowen and Company, LLC (“Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen as our sales agent. As of March 31, 2024, we had sold no shares under this agreement.
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
Cash, cash equivalents and investments totaled $370.1 million as of March 31, 2024, compared to $417.9 million as of December 31, 2023. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next twelve months from the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(37,253)	$(24,568)
Investing activities	68,616	85,396
Financing activities	(13,633)	(37,574)
Net increase in cash and cash equivalents	$17,730	$23,254

Operating Activities
Net cash used in operating activities during the three months ended March 31, 2024 of $37.3 million was primarily due to our net loss of $43.9 million, adjusted for addbacks for non-cash expenses of $14.0 million, which includes stock-based compensation, amortization of operating right-of-use assets, non-cash interest expense, income from marketable securities, offset by net decreases in working capital of $7.4 million.
Net cash used in operating activities during the three months ended March 31, 2023 of $24.6 million was primarily due to our net loss of $44.3 million, adjusted for addbacks for non-cash expenses of $11.6 million, which includes stock-based compensation, amortization of operating right-of-use assets, non-cash interest expense, income from marketable securities and net increases in working capital of $8.1 million.
Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2024 and 2023 of $68.6 million and $85.4 million, respectively, primarily relates to the timing of sales, maturities and purchases of our investments.
Financing Activities
The net cash used in financing activities during the three months ended March 31, 2024 of $13.6 million was primarily related to $6.9 million for repayments of the liability for the sale of future royalties, $7.5 million for net share settlement of equity awards, offset by $0.8 million of cash received for the issuance of common stock.
The net cash used by financing activities during the three months ended March 31, 2023 of $37.6 million was primarily related to $37.5 million paid for repurchases and retirements of common stock, $1.3 million for repayments of the liability for the sale of future royalties, offset by $1.3 million of cash received for the issuance of common stock.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2024, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K filed with the SEC on March 11, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of March 31, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If our other ongoing or future clinical trials of any of our product candidates, including rosnilimab, ANB032, ANB033 or ANB101, are unsuccessful, whether for one of the reasons mentioned above or otherwise, our product candidates may be delayed in development or fail entirely, which would have a material adverse impact on our business.
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
We have conducted various preclinical studies of our product candidates, but we do not know the predictive value of these studies for humans, and we cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. Phase 2 clinical trials with rosnilimab and ANB032 are ongoing. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, or to observe results in later stage clinical trials that are unexpected based on early clinical trials. Many product candidates fail in clinical trials despite promising preclinical and early clinical results. In addition, top-line results of a clinical trial, which generally reflect preliminary reviews of primary efficacy and/or safety results, do not necessarily predict final results, and any top-line findings or assessments are subject to change pending the completion of final data review procedures. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
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
Our operations to date have been largely limited to financing and staffing our company, developing our technology, and developing our wholly owned product candidates and other product candidates in partnerships with our collaborators. As a company, we have only very limited experience conducting pivotal Phase 3 clinical trials and have not had previous experience commercializing product candidates, including submitting a BLA to the FDA. In part because of this lack of experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized. Clinical trials and commercializing our wholly owned product candidates will require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs, consultants or collaborators. Relying on third-party clinical investigators, third-party manufacturing, CROs or collaborators may result in delays that are outside of our control.
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
For our PD-1 agonist antibody program, our competitors include other PD-1 agonist antibodies peresolimab (Eli Lilly) in Phase 2b development for the treatment of rheumatoid arthritis, JNJ-67484703 (Janssen) in Phase 2 development for the treatment of atopic dermatitis, GS-0151 (Gilead) in Phase 1b development for rheumatoid arthritis, and a PD-1 agonist antibody (Boehringer Ingelheim) in Phase 1 development. Our commercial-stage competitors in moderate-to-severe rheumatoid arthritis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie), IL-6 (Actemra; Roche and Kevzara; Regeneron), CD-80/86 (Orencia; BMS), CD-20 (Rituxan; Roche), and janus kinase inhibitors (Rinvoq; AbbVie, Olumiant; Eli Lilly, and Xeljanz; Pfizer). Commercial-stage competitors in moderate-to-severe ulcerative colitis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie and Remicade; Johnson & Johnson), anti-α4β7 (Entyvio; Takeda), anti-IL-23 (Stelara; Johnson & Johnson and Omvoh; Eli Lilly) and S1P inhibitors (Zeposia; Bristol Myers Squibb and Velsipity; Pfizer) and janus kinase inhibitors (Rinvoq; AbbVie, and Xeljanz; Pfizer) as well as monoclonal antibodies targeting anti-TL1A (PRA023; Merck, RVT-3101; Roche and TEV’574; Teva/Sanofi) in Phase 2 and 3 development.
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
For our anti-CD122 antagonist antibody program, our clinical competitors include other anti-CD122 antagonist antibodies, auremolimab (Incyte), in Phase 1 development for vitiligo and FB-102 (Forte Bioscience) in Phase 1 development, and three anti-IL-15 monoclonal antibodies, AMG 714 (Amgen), currently in Phase 2 development for the treatment of vitiligo, CALY-002 (Calypso, which Novartis has agreed to acquire), currently in Phase 1b development for the treatment of celiac disease and eosinophilic esophagitis, and TEV-‘408 (Teva), currently in Phase 1b development for the treatment of celiac disease.
For our anti-BDCA2 program, our competitors include another anti-BDCA2 antibody, litifilimab (Biogen) in Phase 3 development for SLE and CLE, and an anti-ILT7 antibody, daxdilimab (Amgen) in Phase 2 development for alopecia areata, dermatomyositis or anti-synthetase inflammatory myositis, and discoid lupus erythematosus.
For imsidolimab in the treatment of GPP, our competitors include another anti-IL-36 receptor antibody called SPEVIGO or spesolimab (Boehringer Ingelheim), approved for GPP.
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
The process of manufacturing biologics is complex, highly regulated and subject to multiple risks, and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply or supply chain disruptions. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. We rely, and expect to continue to rely, on third parties, including manufacturers based in China, for the manufacture of our product candidates and future product candidates. We and our contract manufacturers must comply with cGMPs for the manufacturing of biologics used in clinical trials and, if approved, marketed products. Moreover, if the FDA determines that our manufacturer is not in compliance with FDA laws and regulations, including cGMPs, the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance.
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
In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we or our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Moreover, we source certain of the raw materials needed for our product candidates from outside the U.S. Although we have not experienced any material supply interruptions to date, it is possible that political, economic or public health events could cause such interruptions in the future. Further, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the U.S. and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products.

The macroeconomic and geopolitical environment may have a material impact on the U.S. and global economies and could materially impact our business, financial condition and results of operations.
The macroeconomic and geopolitical environment, including inflation, increased volatility in interest rates and the debt and equity markets, instability in the global banking system, global health crises and pandemics and geopolitical conflict have had, and may continue to have, an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition, including impairing our ability to raise additional capital on favorable terms. The extent to which any such factors impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the event and the actions to contain its impact.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. For the three months ended March 31, 2024, we had $7.2 million in collaboration revenue and a net loss of $43.9 million. For the three months ended March 31, 2023, we had $1.4 million in collaboration revenue and a net loss of $44.3 million. As of March 31, 2024, we had an accumulated deficit of $658.0 million.
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
As a research and development company, our operations have consumed substantial amounts of cash since our inception. We expect our research and development expenses to increase in connection with our ongoing activities, which expenses may substantially increase if we conduct Phase 3 clinical trials or seek marketing approval for our product candidates without any partnerships. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we incur additional costs associated with operating as a public company. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next twelve months. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we continue to move our product candidates into and through clinical trials, we may have adverse results requiring us to find new product candidates. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through collaboration agreements to continue development of our product candidates.
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
We are unable to predict the success of our collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. In addition, any dispute or litigation proceedings we may have with our collaborators in the future could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense. For example, in October 2020, we settled a matter with GSK related to an alleged breach of our collaboration agreement in connection with GSK’s use of certain antibodies originally developed by us for the development of a drug not covered by the agreement. There can be no assurance that we will not encounter such issues under our collaborations with GSK or other parties in the future.
We may not succeed in establishing and maintaining additional development and commercialization collaborations, including the development or out-licensing of our legacy product candidates, which could adversely affect our ability to develop and commercialize product candidates.
In addition to our current licensing arrangements, a part of our strategy is to enter into additional strategic product development and commercialization collaborations in the future, including collaborations to broaden and accelerate clinical development and potential commercialization of our product candidates, including our plans to out-license our legacy product candidates, imsidolimab and etokimab. We may face significant competition in seeking appropriate development partners, and the negotiation process is time-consuming and complex. Moreover, we may not succeed in our efforts to establish collaborations or other alternative arrangements for any of our other existing or future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort, and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy or to be commercially viable. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into new collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.
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
In addition, other legislative changes have been proposed and adopted in the United States federal and state levels to reduce healthcare expenditures. For example, several healthcare reform initiatives culminated in the enactment of the IRA, in August 2022, which allows, among other things, the HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this only applies to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA also penalizes drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions are taking effect progressively starting in 2023, although they are subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, it is unclear how the IRA will be implemented but it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.
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
Third parties may infringe our or our licensors’, licensees’ or collaborators’ patents or misappropriate or otherwise violate our or our licensors’, licensees’ or collaborators’ intellectual property rights. In the future, we or our licensors, licensees or collaborators may initiate legal proceedings to enforce or defend our or our licensors’, licensees’ or collaborators’ intellectual property rights to protect our or our licensors’, licensees’ or collaborators’ trade secrets or to determine the validity or scope of intellectual property rights we own or control. Also, third parties may initiate legal proceedings against us or our licensors, licensees or collaborators to challenge the validity or scope of intellectual property rights we own or control. These proceedings can be expensive and time-consuming, and many of our or our licensors’, licensees’ or collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors, licensees or collaborators. In addition, in an infringement proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our or our licensors’, licensees’ or collaborators’ patents do not cover the technology in question. Furthermore, an adverse result in any litigation or administrative proceeding could put one or more of our or our licensors’, licensees’ or collaborators’ patents at risk of being invalidated, held unenforceable or interpreted narrowly.
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
In addition, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have compiled the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act. We will need to maintain and enhance these processes and controls as we grow, and we may require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. Regardless of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our reported operating results and harm our reputation. Internal control deficiencies could also result in a restatement of our financial results.
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
We plan to use our current year operating losses to offset taxable income from any revenue generated from operations or corporate collaborations. To the extent we have taxable income, we plan to use our NOL carryforwards to offset income that would otherwise be taxable. However, the benefits from the use of our NOL carryforwards may be impaired or limited under Section 382 of the Code, if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. Under legislative changes made by the Tax Cuts and Jobs Act, the U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the ability to utilize such federal net operating losses to offset taxable income is limited to 80% of our taxable income before the deduction for such net operating loss carryovers. Our significant state NOLs were generated in the state of California, which provides a 20 year carry forward. State NOL carryforwards may be similarly limited by cumulative ownership changes. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation, and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Not applicable.

Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On March 14, 2024, Hollings C. Renton, a director of the Company, entered into a written plan for the sale of an aggregate 56,121 shares of common stock. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and is scheduled to terminate no later than August 15, 2025.
On March 22, 2024, Dennis M. Fenton, a director of the Company, entered into a written plan for the sale of an aggregate 4,965 shares of common stock. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and is scheduled to terminate no later than June 24, 2025.
The plans included a representation from the officer to the broker administering the plan that the officer was not in possession of any material nonpublic information regarding the Company or the securities subject to the plan. A similar representation was made to us in connection with the adoption of the plans under our Insider Trading Policy. Those representations were made as of the date of adoption of the plans and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the directors were unaware, or with respect to any material nonpublic information acquired by the directors or the Company after the date of the representation.
Other than as disclosed above, during the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.28‡	Amendment No. 1 to License Agreement, dated April 9, 2024, by and between the Registrant and Centessa Pharmaceuticals (UK) Limited.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Report Instance Document - The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - (formatted in Inline XBRL and contained in Exhibit 101)

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

AnaptysBio, Inc.

Date:	May 9, 2024	By:	/s/ Daniel Faga
Daniel Faga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)