Form 10-Q
period 2024-06-30
ANAPTYSBIO, INC
filed 2024-08-05
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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

As of July 31, 2024, there were 27,449,316 shares of the Registrant’s Common Stock outstanding.

AnaptysBio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value data)
(unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$71,821	$35,965
Receivables from collaborative partners	9,007	6,851
Short-term investments	278,983	354,939
Prepaid expenses and other current assets	7,539	9,080
Total current assets	367,350	406,835
Property and equipment, net	1,833	2,098
Operating lease right-of-use assets	15,291	16,174
Long-term investments	42,646	27,026
Other long-term assets	256	256
Total assets	$427,376	$452,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,890	$4,698
Accrued expenses	33,680	30,967
Current portion of operating lease liability	1,850	1,777
Total current liabilities	40,420	37,442
Liability related to sale of future royalties	361,981	310,807
Operating lease liability, net of current portion	15,096	16,037
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 27,434 shares and 26,597 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	27	27
Additional paid in capital	714,959	702,969
Accumulated other comprehensive loss	(415)	(797)
Accumulated deficit	(704,692)	(614,096)
Total stockholders’ equity	9,879	88,103
Total liabilities and stockholders’ equity	$427,376	$452,389
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$10,971	$3,460	$18,150	$4,834
Operating expenses:
Research and development	41,997	32,923	79,039	67,880
General and administrative	9,295	10,680	21,633	21,498
Total operating expenses	51,292	43,603	100,672	89,378
Loss from operations	(40,321)	(40,143)	(82,522)	(84,544)
Other (expense) income, net:
Interest income	4,623	4,653	9,207	9,139
Non-cash interest expense for the sale of future royalties	(10,953)	(4,358)	(17,270)	(8,694)
Other (expense) income, net	—	3	(2)	(1)
Total other (expense) income, net	(6,330)	298	(8,065)	444
Loss before income taxes	(46,651)	(39,845)	(90,587)	(84,100)
Provision for income taxes	(9)	—	(9)	—
Net loss	(46,660)	(39,845)	(90,596)	(84,100)
Unrealized gain (loss) on available for sale securities	209	(344)	382	1,635
Comprehensive loss	$(46,451)	$(40,189)	$(90,214)	$(82,465)
Net loss per common share:
Basic and diluted	$(1.71)	$(1.50)	$(3.35)	$(3.08)
Weighted-average number of shares outstanding:
Basic and diluted	27,356	26,629	27,079	27,288
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	26,597	$27	$702,969	$(797)	$(614,096)	$88,103
Issuance of common stock from exercises of options and employee stock purchase plan	53	—	811	—	—	811
Issuance of common stock upon vesting of restricted stock units	1,014	—	—	—	—	—
Net share settlement of restricted stock units	(347)	—	(7,504)	—	—	(7,504)
Stock-based compensation	—	—	10,131	—	—	10,131
Comprehensive gain, net	—	—	—	173	—	173
Net loss	—	—	—	—	(43,936)	(43,936)
Balance, March 31, 2024	27,317	$27	$706,407	$(624)	$(658,032)	$47,778
Issuance of common stock from exercises of options and employee stock purchase plan	75	—	1,008	—	—	1,008
Issuance of common stock upon vesting of restricted stock units	42	—	—	—	—	—
Stock-based compensation	—	—	7,544	—	—	7,544
Comprehensive gain, net	—	—	—	209	—	209
Net loss	—	—	—	—	(46,660)	(46,660)
Balance, June 30, 2024	27,434	$27	$714,959	$(415)	$(704,692)	$9,879
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

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,596)	$(84,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317	329
Stock-based compensation	17,675	17,287
Accretion/amortization of investments, net	(5,445)	(4,374)
Amortization of right-of-use assets – operating	883	851
Non-cash interest expense	17,270	8,694
Changes in operating assets and liabilities:
Receivables from collaborative partners	(2,156)	(1,763)
Prepaid expenses and other assets	1,499	(1,241)
Accounts payable and other liabilities	2,846	15,138
Operating lease liabilities	(868)	(798)
Net cash used in operating activities	(58,575)	(49,977)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(208,149)	(167,564)
Sales and maturities of investments	274,383	232,870
Purchases of property and equipment	(60)	(365)
Net cash provided by investing activities	66,174	64,941
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,790	2,048
Repurchase and retirements of common stock	—	(50,000)
Proceeds from the sale of future royalties	50,000	—
Payment for net share settlement of equity awards	(7,504)	—
Repayment of liability for sale of future royalties	(15,993)	(3,071)
Payments for debt issuance costs	(36)	(43)
Net cash provided by (used in) financing activities	28,257	(51,066)
Net increase (decrease) in cash and cash equivalents	35,856	(36,102)
Cash and cash equivalents, beginning of period	35,965	71,308
Cash and cash equivalents, end of period	$71,821	$35,206
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$—	$52
Amounts accrued for issuance costs related to the sale of future royalties	$67	$—
Amounts accrued for repurchases of common stock	$—	$472
Receivable related to issuance of common stock, upon exercise of stock options	$29	$(51)
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Notes to Unaudited Consolidated Financial Statements
1. Description of the Business
AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. We are developing immune cell modulating antibodies, including two wholly owned checkpoint agonists in clinical-stage development, for autoimmune and inflammatory diseases: rosnilimab, our PD-1 agonist in a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and a Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”); and ANB032, our BTLA agonist, in a Phase 2b trial for the treatment of moderate-to-severe atopic dermatitis (“AD”). We also have other immune cell modulator candidates in our portfolio, including ANB033, an anti-CD122 antagonist antibody, entering a Phase 1 trial and ANB101, a BDCA2 modulator antibody, in preclinical development. In addition, we have developed two cytokine antagonists that we are exploring options for out-licensing: imsidolimab, our anti-IL-36R antibody, that has completed Phase 3 trials for the treatment of generalized pustular psoriasis (“GPP”), and etokimab, our anti-IL-33 antagonist that is Phase 2/3 ready. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immuno-oncology, including an anti-PD-1 antagonist antibody (Jemperli (dostarlimab-gxly) or “Jemperli”) and an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K.
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
The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Options to purchase common stock	6,148	4,332	6,113	4,443
Restricted Stock Units	249	413	655	425
Total	6,397	4,745	6,768	4,868
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

3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment, Net
Property and equipment, net consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Laboratory equipment	$6,489	$6,473
Office furniture and equipment	1,654	1,640
Leasehold improvements	203	203
Property and equipment, gross	8,346	8,316
Less: accumulated depreciation and amortization	(6,513)	(6,218)
Total property and equipment, net	$1,833	$2,098

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accrued compensation and related expenses	$5,421	$7,201
Accrued professional fees and other expenses	988	1,412
Accrued research, development and manufacturing expenses	26,815	21,898
Accrued for repurchases of common stock	456	456
Total accrued expenses	$33,680	$30,967
4. Collaborative Research and Development Agreements
GSK Collaboration
In March 2014, we entered into a Collaboration and Exclusive License Agreement (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GSK (Tesaro and GSK are hereinafter referred to, collectively, as “GSK”). Currently, under the GSK Agreement, GSK is developing Jemperli as a monotherapy for various solid tumor indications. In addition, GSK is developing dostarlimab in combination with additional therapies under the collaboration, including with another development program from the GSK Agreement: cobolimab, an anti-TIM-3 antibody, in 2L NSCLC. In October 2023, Amendment No. 5 to the GSK Agreement (the “GSK Amendment No. 5”) was agreed by both parties to terminate the anti-LAG-3 antagonist antibody development program under the GSK Agreement. In accordance with the GSK Agreement and the GSK Amendment No. 5, we have regained full global rights to the anti-LAG-3 antagonist antibody development program.
For each remaining development program under the GSK Agreement, we are eligible to receive milestone payments if certain preclinical and clinical trial events are achieved by GSK, if certain U.S. and European regulatory submissions and approvals in multiple indications are achieved, and upon the achievement of specified levels of annual worldwide net sales. We will also be eligible to receive tiered 4-8% royalties related to worldwide net sales of products developed under the collaboration. On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “GSK Amendment No. 3”) was agreed to by both parties to permit GSK to conduct development and commercialization in combination with any third-party molecules of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor (“Zejula”). Under GSK Amendment No. 3, we were granted increased royalties upon sales of Jemperli, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion and from 12% up to 25% of Net Sales above $1.0 billion. Unless earlier terminated by either party upon specified circumstances, the GSK Agreement will terminate, with respect to each specific developed product, upon the later of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent.
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
As of June 30, 2024, the transaction price for the GSK Agreement and its associated amendments includes the upfront payment, research reimbursement revenue and milestones and royalties earned to date, which are allocated in their entirety to the single performance obligation.
We recognized $11.0 million and $18.2 million in royalty revenue during the three and six months ended June 30, 2024, respectively, related to GSK’s net sales of Jemperli and Zejula during the period, which we estimate based on either GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the three and six months ended June 30, 2024, $10.1 million and $16.3 million, respectively, is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement and $0.9 million and $1.9 million, respectively, is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement, each of such agreements as described in Note 5. We recognized $3.5 million and $4.8 million in royalty revenue during the three and six months ended June 30, 2023, respectively, related to GSK’s net sales of Zejula and Jemperli during the period based on GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the three and six months ended June 30, 2023, $2.8 million and $3.3 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement and $0.7 million and $1.5 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter. All royalty revenue related to Zejula global net sales starting July 2022 will be paid directly to a wholly owned subsidiary of DRI Healthcare Trust (“DRI”) pursuant to the Zejula Royalty Monetization Agreement, as described in Note 5.
No clinical milestones were recognized during the three and six months ended June 30, 2024 and 2023. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Milestones under the GSK Agreement are as follows:

	Anti-PD-1 (Jemperli/Dostarlimab)		Anti-TIM-3 (GSK4069889A/Cobolimab)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	$5.0M	Q4'22
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	$5.0M	—
Filing of the first BLA(1) - first indication	$10.0M	Q1'20	$10.0M	—
Filing of the first MAA(2) - first indication	$5.0M	Q1'20	$5.0M	—
Filing of the first BLA - second indication	$10.0M	Q1'21	$10.0M	—
First BLA approval - first indication	$20.0M	Q2'21	$20.0M	—
First MAA approval - first indication	$10.0M	Q2'21	$10.0M	—
First BLA approval - second indication	$20.0M	Q3'21	$20.0M	—
Filing of the first MAA - second indication(3)	$5.0M	—	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—	$10.0M	—
First commercial sales milestone(3)	$15.0M	—	$15.0M	—
Second commercial sales milestone(3)	$25.0M	—	$25.0M	—
Third commercial sales milestone(3)	$50.0M	—	$50.0M	—
Fourth commercial sales milestone	$75.0M	—	$75.0M	—

Milestones recognized through June 30, 2024	$93.0M	—	$13.0M	—
Milestones that may be recognized in the future	$180.0M	—	$260.0M	—
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
Under the terms of the agreement, Centessa may be entitled to receive potential future payments of up to $10.0 million upon the achievement of a certain event-based milestone and would be entitled to receive on a product-by-product and country-by-country basis, a royalty of low single digits on annual net sales of any product in the territory in each calendar year. As of

June 30, 2024, achievement of the milestone is not probable and, therefore, we have not recognized a liability for the associated $10.0 million contingent consideration.
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
In May 2024, we entered into an amendment to the Jemperli Royalty Monetization Agreement, Amendment No. 1 (the “Jemperli Amendment”) under which we sold additional receivables to Sagard in exchange for $50.0 million. The Jemperli Amendment now includes all Jemperli sales, expands the definition of Jemperli to include any product containing Jemperli, whether or not such product constitutes a combination product, and increases the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Royalty Monetization Agreement to either $600.0 million if received by the end of March 31, 2031, or $675.0 million if received thereafter. Once either of these thresholds are met, the Jemperli Royalty Monetization Agreement will expire, resulting in us regaining all subsequent Jemperli royalties and milestones. As of June 30, 2024, Sagard has received a total of $24.5 million in royalties and milestones.
The proceeds received from Sagard of $250.0 million and $50.0 million were recorded as a liability, net of transaction costs of $0.4 million and $0.1 million, which will be amortized over the estimated life of the arrangement using the effective interest rate method. The aggregate future estimated payments, less the $299.5 million, net of proceeds, will be recognized as non-cash interest expense over the life of the agreement. Royalty and milestone revenue will be recognized as earned on net sales of Jemperli, and these payments to Sagard will be recorded as a reduction of the liability when paid. As such payments are made to Sagard, the balance of the liability will be effectively repaid over the life of the Jemperli Royalty Monetization Agreement.
We estimate the effective interest rate used to record non-cash interest expense under the Jemperli Royalty Monetization Agreement based on the estimate of future royalty payments to be received by Sagard. As of June 30, 2024, the estimated effective rate under the agreement was 17.2%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our prior estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized Jemperli non-cash royalty revenue of approximately $10.1 million and $16.3 million during the three and six months ended June 30, 2024 and approximately $2.8 million and $3.3 million during the three and six months ended June 30, 2023, respectively.
We recognized non-cash interest expense of approximately $10.7 million and $16.8 million during the three and six months ended June 30, 2024 and $4.2 million and $8.1 million during the three and six months ended June 30, 2023, respectively. The interest and amortization of issuance costs are reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.

The following table shows the activity within the liability account for the six months ended June 30, 2024:

(in thousands)	June 30, 2024
Liability related to sale of future Jemperli royalties and milestones – balance at 12/31/2023	$278,090
Proceeds from sale of future royalties	50,000
Issuance costs related to the sale of future royalties	(103)
Amortization of issuance costs	28
Royalty and milestone payments to Sagard	(14,099)
Non-cash interest expense recognized	16,801
Liability related to sale of future royalties and milestones – ending balance	$330,717
Zejula Royalty Monetization Agreement
In October 2020, in connection with GSK Amendment No. 3, GSK agreed, under the terms of a settlement agreement (the “GSK Settlement Agreement”), to pay us a royalty of 0.5% on all GSK net sales of Zejula starting January 1, 2021.
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
We recognized Zejula non-cash royalty revenue of approximately $0.9 million and $1.9 million during the three and six months ended June 30, 2024 and $0.7 million and $1.5 million during the three and six months ended June 30, 2023, respectively.
We recognized non-cash interest expense of approximately $0.2 million and $0.4 million during the three and six months ended June 30, 2024 and $0.2 million and $0.6 million six months ended June 30, 2023, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the six months ended June 30, 2024:

(in thousands)	June 30, 2024
Liability related to sale of future Zejula royalties and milestones – balance at 12/31/2023	$32,717
Amortization of issuance costs	15
Royalty and milestone payments to DRI	(1,894)
Non-cash interest expense recognized	426
Liability related to sale of future royalties and milestones – ending balance	$31,264

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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2024
Money market funds(1)	$59,280	$59,280	$—	$—
Mutual funds(1)	2,737	2,737	—	—
U.S. Treasury securities(2)	296,797	296,797	—	—
Agency securities(2)	5,066	—	5,066	—
Commercial and corporate obligations(2)	19,766	—	19,766	—
At December 31, 2023
Money market funds(1)	$27,789	$27,789	$—	$—
Mutual funds(1)	6,286	6,286	—	—
U.S. Treasury securities(2)	325,714	325,714	—	—
Certificates of deposit(2)	244	—	244	—
Agency securities(2)	20,253	—	20,253	—
Commercial and corporate obligations(2)	35,754	—	35,754	—
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
Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in short-term and long-term investments as of June 30, 2024 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$5,074	$—	$(8)	$5,066
Commercial and corporate obligations(2)	19,778	—	(12)	19,766
U.S. Treasury securities(3)	296,985	27	(215)	296,797
Total available for sale investments	$321,837	$27	$(235)	$321,629
(1)    Of our outstanding agency securities, $5.1 million have maturity dates of less than one year and $0.0 million have maturity dates between one to two years as of June 30, 2024.
(2)    Of our outstanding commercial and corporate obligations, $19.8 million have maturity dates of less than one year and $0.0 million have a maturity date of between one to two years as of June 30, 2024.
(3)    Of our outstanding U.S. Treasury securities, $254.2 million have maturity dates of less than one year and $42.6 million have a maturity date of between one to two years as of June 30, 2024.
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
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2024 and December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2024
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$—	$—	$5,066	$(8)	$5,066	$(8)
Commercial and corporate obligations	14,258	(10)	3,804	(2)	18,062	(12)
U.S. Treasury Securities	182,460	(119)	52,401	(96)	234,861	(215)
Total	$196,718	$(129)	$61,271	$(106)	$257,989	$(235)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$2,530	$(1)	$17,723	$(68)	$20,253	$(69)
Certificates of Deposit	—	—	244	(2)	244	(2)
Commercial and corporate obligations	5,160	(9)	15,200	(74)	20,360	(83)
U.S. Treasury Securities	98,840	(110)	99,000	(525)	197,840	(635)
Total	$106,530	$(120)	$132,167	$(669)	$238,697	$(789)
As of June 30, 2024 and December 31, 2023, unrealized losses on available-for-sale investments were $0.2 million and $0.8 million, respectively, with unrealized losses of $0.1 million, on available for sale investments that were in an unrealized loss position for greater than 12 months as of June 30, 2024. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, accordingly, no allowance for credit losses was recorded.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 27,434,033 shares were issued and outstanding as of June 30, 2024.
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

Open Market Sales Agreement
In November 2022, we entered into the Cowen Sales Agreement with Cowen, through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen as our sales agent. As of June 30, 2024, we had sold no shares under this agreement.
8. Equity Incentive Plans
2017 Equity Incentive Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan were to be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The 2017 Plan automatically increased by 1,063,871 shares as of January 1, 2024. At our annual stockholder meeting on June 12, 2024, the 2017 Plan was amended, eliminating the automatic annual share increase and number of shares available for issuance was increased by 2,700,000 shares. All future share increases will require stockholder approval. As of June 30, 2024, 3,653,227 shares were available for future issuance.
Employee Stock Purchase Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan (“ESPP”). In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The ESPP automatically increased by 265,967 shares as of January 1, 2024. As of June 30, 2024, 151,842 shares have been issued under the ESPP and 1,946,965 shares were available for future issuance.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors generally vest over a one-year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the six months ended June 30, 2024 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	4,225,615	$27.36	7.42	$5,827
Granted	2,159,889	$21.45
Exercised	(74,908)	$15.57
Forfeitures and cancellations	(207,690)	$33.88
Outstanding at June 30, 2024	6,102,906	$25.19	7.89	$19,526
Exercisable at June 30, 2024	2,636,860	$28.98	6.30	$8,469
Total cash received from the exercise of stock options was approximately $1.1 million during the six months ended June 30, 2024.
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

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	1,481,572	$24.80	0.73	$31,735
Granted	786,108	$21.45
Released	(1,055,959)	$25.94
Forfeitures and cancellations	(7,372)	$22.18
Outstanding at June 30, 2024	1,204,349	$21.63	1.82	$30,181
RSU expected to vest at June 30, 2024	1,204,349	$21.63	1.82	$30,181
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

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.0%	3.7%
Expected volatility	78.3%	86.1%
Expected dividend yield	—%	—%
Expected term (in years)	6.28	5.75
Weighted-average grant date fair value per share	$15.28	$16.50
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

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023		2024		2023
Research and development	$3,534	$2,683		$6,988		$5,453
General and administrative	4,010	5,744	(1)	10,687	(2)	11,834	(3)
Total	$7,544	$8,427		$17,675		$17,287
(1)    Includes $2.9 million related to 2 year RSU initially issued to our new CEO in March 2022 and now fully recognized.
(2)    Includes $2.6 million related to 2 year RSU initially issued to our new CEO in March 2022 and now fully recognized.
(3)    Includes $5.8 million related to 2 year RSU initially issued to our new CEO in March 2022 and now fully recognized.
At June 30, 2024, there was $51.2 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.03 years and $22.1 million of unrecognized cost related to unvested RSU awards, which is expected to be recognized over a period of 3.10 years and $0.2 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a remaining weighted-average vesting period of 0.38 years.
9. Commitments and Contingencies
Operating Leases
On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the right-of-use asset (the “ROU asset”) and lease liability. The monthly base rent was initially $4.20 per rentable square foot and is increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of June 30, 2024, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.
Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 7.2 years.
The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Six Months Ended June 30,
Leases	Classification on the Cash Flow	2024	2023
Operating lease cost	Operating	$1,239	$1,239
Cash paid for amounts included in the measurement of lease liabilities	Operating	1,217	1,181

At June 30, 2024, the future minimum annual obligations for the Company’s operating lease liabilities are as follows (in thousands):

Years Ending December 31,
2024	$1,241
2025	2,531
2026	2,607
2027	2,685
2028	2,766
Thereafter	7,788
Total minimum payments required	19,618
Less imputed interest	(2,672)
Total	$16,946

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the six months ended June 30, 2024, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements.”
Overview
We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. We are developing immune cell modulating antibodies, including two wholly owned checkpoint agonists in clinical-stage development, for autoimmune and inflammatory diseases: rosnilimab, our PD-1 agonist in a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and a Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”); and ANB032, our BTLA agonist, in a Phase 2b trial for the treatment of moderate-to-severe atopic dermatitis (“AD”). We also have other immune cell modulator candidates in our portfolio, including ANB033, an anti-CD122 antagonist antibody, entering a Phase 1 trial and ANB101, a BDCA2 modulator antibody, in preclinical development. In addition, we have developed two cytokine antagonists that we are exploring options for out-licensing: imsidolimab, our anti-IL-36R antibody, that has completed Phase 3 trials for the treatment of generalized pustular psoriasis (“GPP”), and etokimab, our anti-IL-33 antagonist that is Phase 2/3 ready. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immuno-oncology, including an anti-PD-1 antagonist antibody (Jemperli (dostarlimab-gxly) or “Jemperli”) and an anti-TIM-3 antagonist antibody (cobolimab, GSK4069889). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK.
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
We are conducting a randomized placebo-controlled global Phase 2b trial assessing three dose levels of subcutaneously administrated rosnilimab in moderate-to-severe RA for up to 28 weeks on well-established endpoints including ACR20/50/70 and DAS28-CRP. We anticipate reporting top-line data on the primary endpoint in the RA trial in the first quarter of 2025. We are also conducting a randomized placebo-controlled 130-patient, global Phase 2 trial assessing two dose levels of subcutaneously administered rosnilimab in moderate-to-severe UC for up to 24 weeks on well-established endpoints including clinical remission on the modified Mayo score (“mMS”), clinical response on the mMS and endoscopic remission. We anticipate reporting top-line data on the primary endpoint in the UC trial in the first quarter of 2026.
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
We have completed enrollment of a randomized, placebo-controlled global Phase 2b trial assessing three dose levels of subcutaneously administered ANB032 in moderate-to-severe AD for 12 weeks on well-established endpoints including

EASI75, EASI90 and IGA 0/1 measured at week 14. Patients will be followed for an additional 24 weeks after the final dose at week 12 to understand longer term safety as well as the potential for prolonged and sustained efficacy. We anticipate reporting top-line data on the primary endpoint from this trial in December 2024.
ANB033
ANB033 targets CD122, the common beta subunit shared by the IL-15 and IL-2 receptors. IL-15 and IL-2 signaling mediate the proliferation and survival of NK cells and certain CD8 T cell subsets. ANB033 is an antibody designed with an affinity to CD122 that inhibits IL-15 and IL-2 signaling through the low affinity IL-2 receptor (comprised of CD122 and the common gamma subunit, CD132) while sparing IL-2 signaling through the high affinity IL-2 receptor (comprised of CD122, CD132 and the alpha receptor subunit for IL-2, CD25) expressed by regulatory T cells. This leads to the potential to achieve and maintain remission of inflammation through the reduction of disease-causing NK cells and certain CD8 T cell subsets, while sparing regulatory T cells. By preventing the consumption of IL-2 by pathogenic cells that express the low affinity IL-2 receptor, circulating levels of IL-2 may increase, potentially enhancing regulatory T cell numbers that express the high affinity IL-2 receptor in the setting of inflammation. We anticipate starting the Phase 1 trial in the fourth quarter of 2024.
ANB101
Blood dendritic cell antigen 2 (“BDCA2”) is a molecule specifically expressed on plasmacytoid dendritic cells (“pDCs”), a class of immune cells which, while found in relatively small numbers in healthy patients, are enriched in patients with a variety of inflammatory diseases, that is critical to the regulation of toll-like receptor signaling and interferon secretion. pDCs are a key upstream node in the inflammatory cascade that serve as a bridge between innate and adaptive immunity. They have been shown to be prolific secretors of type I interferons, which drive activation of a variety of downstream cell types including T cells and monocytes. Together with their ability to present antigens to the adaptive immune system, this creates a pro-inflammatory environment for the establishment and perpetuation of autoimmune pathology. BDCA2 has been implicated in the pathophysiology of systemic lupus erythematosus (“SLE”), where there exists mechanistic clinical proof of concept for pDC modulation. ANB101 is a BDCA2 modulator antibody that targets pDCs and potently inhibits interferon secretion and modulates antigen presentation for the treatment of autoimmune and inflammatory diseases. We anticipate submitting an IND for a Phase 1 clinical trial with ANB101 in the fourth quarter of 2024.
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
The following table summarizes certain key information about our wholly owned product candidates:

Antibody Program	Therapeutic Indication	Lead Optimization	IND Enabling	Phase 1	Phase 2	Phase 3
Immune Cell Modulators	**ANB032** (BTLA agonist)	Atopic Dermatitis				Top-line P2b data December 2024	
Immune Cell Modulators	**Rosnilimab** (PD-1 agonist)	Rheumatoid Arthritis				Top-line P2b data Q1 2025	
Immune Cell Modulators	**Rosnilimab** (PD-1 agonist)	Ulcerative Colitis				Top-line P2 data Q1 2026	
Immune Cell Modulators	**ANB033** (CD122 antagonist)	Inflammatory Diseases			P1 initiation Q4 2024		
Immune Cell Modulators	**ANB101** (BDCA2 modulator)	Inflammatory Diseases		IND submission Q4 2024			

Legacy Programs Available for Out-licensing

	Antibody Program	Therapeutic Indication	Lead Optimization	IND Enabling	Phase 1	Phase 2	Phase 3
Cytokine Antagonists	**Imsidolimab** (IL-36R antagonist)	Generalized Pustular Psoriasis (GPP)			*Out-license in 2024*		Phase 3 completed Comprehensive data at H2 2024 med meeting
Cytokine Antagonists	**Etokimab** (IL-33 antagonist)	Epithelial Driven Diseases			*No further internal investment*	P2b/3 ready

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
Components of Operating Results
Collaboration Revenue
Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through June 30, 2024, we have recognized $273.4 million in revenue from our collaborators. We have not generated any revenue from product sales.
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
Results of Operations – Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Collaboration Revenue
Collaboration revenue consists of both milestone payments under the collaborations, and royalty payments. We recognized $0 in milestone revenue during each of the three and six months ended June 30, 2024 and 2023. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Royalty revenue is a function of our partners’ product sales and the applicable royalty rate. During the three months ended June 30, 2024 and 2023, we recognized $11.0 million and $3.5 million, respectively, related to the net sales of GSK’s Jemperli and Zejula, which we estimate based on either GSK’s prior sales experience or actuals. During the six months ended June 30, 2024 and 2023, we recognized $18.2 million and $4.8 million, respectively, of royalty revenue related to the net sales of GSK’s Jemperli and Zejula. All royalty revenue related to Zejula global net sales starting July 2022 is paid directly to a wholly owned subsidiary of DRI Healthcare Trust pursuant to the Zejula Royalty Monetization Agreement. For more information see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.
Research and Development Expenses
Research and development expenses were $42.0 million during the three months ended June 30, 2024 compared to $32.9 million during the three months ended June 30, 2023 for an increase of $9.1 million, primarily due to a $12.1 million increase in clinical expenses, $3.2 million increase in salaries and related expenses, including stock-based compensation expense, and $0.4 million increase in other research and development expenses, offset by a decrease of $6.6 million in outside services for manufacturing expenses.

Research and development expenses were $79.0 million during the six months ended June 30, 2024 compared to $67.9 million during the six months ended June 30, 2023 for an increase of $11.1 million, primarily due to a $17.7 million increase in clinical expenses, $6.3 million increase in salaries and related expenses, including stock-based compensation expense, and $0.9 million increase in other research and development expenses, offset by a decrease of $13.8 million in outside services for manufacturing expenses.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Increase/(Decrease)	2024	2023	Increase/(Decrease)
External Costs
Rosnilimab	$12,926	$5,780	$7,146	$22,965	$8,385	$14,580
ANB032	7,584	4,023	3,561	12,451	6,559	5,892
ANB033	2,982	2,546	436	5,645	5,093	552
ANB101	544	—	544	944	—	944
Imsidolimab	1,867	8,833	(6,966)	6,363	24,298	(17,935)
Preclinical and other unallocated costs	4,693	3,596	1,097	8,037	7,285	752
Total External Costs	30,596	24,778	5,818	56,405	51,620	4,785
Internal Costs	11,401	8,145	3,256	22,634	16,260	6,374
Total Costs	$41,997	$32,923	$9,074	$79,039	$67,880	$11,159
General and Administrative Expenses
General and administrative expenses were $9.3 million during the three months ended June 30, 2024 compared to $10.7 million during the three months ended June 30, 2023 for a decrease of $1.4 million, primarily due to a $1.5 million decrease in personnel costs, including stock-based compensation expense, offset by an increase of $0.1 million increase in legal and other general and administrative expenses.
General and administrative expenses were $21.6 million during the six months ended June 30, 2024 compared to $21.5 million during the six months ended June 30, 2023 for an increase of $0.1 million, primarily due to a $0.4 million increase in legal and other general and administrative expenses, and a $0.1 million increase in personnel costs, including stock-based compensation expense, offset by a decrease of $0.4 million in market research cost and insurance expense.
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
Non-Cash Interest Expense for the Sale of Future Royalties
Non-cash interest expense was $11.0 million and $4.4 million during the three months ended June 30, 2024 and 2023, respectively. The increase of $6.6 million in non-cash interest expense is primarily due to the Jemperli Amendment which increased the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard.

Non-cash interest expense was $17.3 million and $8.7 million during the six months ended June 30, 2024 and 2023, respectively. The increase of $8.6 million in non-cash interest expense is primarily due to the Jemperli Amendment which increased the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard.
Interest Income
Interest income was $4.6 million and $4.7 million during the three months ended June 30, 2024 and 2023, respectively, which primarily related to our short-term and long-term investments. The slight decrease in interest income is primarily due to the timing of sales, maturities and purchases of our investments.
Interest income was $9.2 million and $9.1 million during the six months ended June 30, 2024 and 2023, respectively, which primarily related to our short-term and long-term investments. The slight increase in interest income is primarily due to the timing of sales, maturities and purchases of our investments.
Other (Expense) Income, Net
Other income, net was less than $0.1 million for both the three months ended June 30, 2024 and 2023, which primarily related to foreign exchange transactions with our foreign CROs and CMOs.
Other expense, net was less than $0.1 million for both the six months ended June 30, 2024 and 2023, which primarily related to foreign exchange transactions with our foreign CROs and CMOs.
Liquidity and Capital Resources
From our inception through June 30, 2024, we have received an aggregate of $1.2 billion to fund our operations, which included $639.1 million from the sale of equity securities, $335.0 million from the sale of future royalties, and $234.2 million from our collaboration agreements. As of June 30, 2024, we had $393.5 million in cash, cash equivalents and investments.
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
In November 2022, we entered into a Sales Agreement (the “Cowen Sales Agreement”) with Cowen and Company, LLC (“Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen as our sales agent. As of June 30, 2024, we had sold no shares under this agreement.
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
Cash, cash equivalents and investments totaled $393.5 million as of June 30, 2024, compared to $417.9 million as of December 31, 2023. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next twelve months from the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(58,575)	$(49,977)
Investing activities	66,174	64,941
Financing activities	28,257	(51,066)
Net increase (decrease) in cash and cash equivalents	$35,856	$(36,102)
Operating Activities
Net cash used in operating activities during the six months ended June 30, 2024 of $58.6 million was primarily due to our net loss of $90.6 million, adjusted for addbacks for non-cash expenses of $30.7 million, which includes stock-based compensation, amortization of operating ROU assets, non-cash interest expense, income from marketable securities and net increases in working capital of $1.3 million.
Net cash used in operating activities during the six months ended June 30, 2023 of $50.0 million was primarily due to our net loss of $84.1 million, adjusted for addbacks for non-cash expenses of $22.8 million, which includes stock-based compensation, amortization of operating ROU assets, non-cash interest expense, income from marketable securities and net increases in working capital of $11.3 million.
Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2024 and 2023 of $66.2 million and $64.9 million, respectively, primarily relates to the timing of sales, maturities and purchases of our investments.
Financing Activities
The net cash provided by financing activities during the six months ended June 30, 2024 of $28.3 million was primarily related to $50.0 million received for the sale of future royalties, $1.8 million of cash received for the issuance of common stock, offset by $16.0 million for repayments of the liability for the sale of future royalties and $7.5 million for net share settlement of equity awards.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2024, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K filed with the SEC on March 11, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of June 30, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We have recently commenced clinical development of rosnilimab and ANB032 , and have no history of commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
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

If our other ongoing or future clinical trials of any of our product candidates, including, rosnilimab and ANB032 , ANB033 or ANB101, are unsuccessful, whether for one of the reasons mentioned above or otherwise, our product candidates may be delayed in development or fail entirely, which would have a material adverse impact on our business.
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
Our ability to continue to develop our product candidates, and to have the potential to achieve and sustain profitability, depends on the FDA and foreign regulatory authorities permitting us to conduct human clinical trials and, if our product candidates are safe and effective, obtaining approval from the FDA and foreign regulatory authorities to market them and subsequently successfully commercializing them, either alone or with our collaborators. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and foreign regulatory authorities. Before commencing clinical trials in the United States for any product candidate, we must submit an IND to the FDA; foreign regulatory authorities enforce similar requirements for initiation of clinical trials in other countries. An IND or foreign equivalent requires extensive preclinical studies, and there is no guarantee that the FDA or foreign regulatory authorities will allow clinical trials to proceed based on the IND or equivalent submission. For example, although we have initiated toxicology studies for our product candidates, the FDA in the United States, or other foreign regulatory authorities, as applicable, may not allow our clinical trials to proceed in the regulatory authority’s jurisdiction if we are unable to show safety margins acceptable to the particular regulatory authority in appropriate animal species in our preclinical toxicology studies.

Even if we or our collaborators initiate and complete clinical trials for our product candidates, these product candidates will not be permitted to be marketed in the United States until approval of a BLA from the FDA is received, and will not be permitted to be marketed in other countries without marketing approval from foreign regulatory authorities. Obtaining approval of a BLA or other marketing approvals is often a lengthy, expensive and uncertain process over which the FDA and foreign regulatory authorities have substantial discretion. Other than submitting and receiving acceptance for initiation of our previous and current clinical trials in the United States and certain foreign jurisdictions, we have had only limited discussions with the FDA and no discussions with foreign regulatory authorities regarding the development plans for any of our product candidates or the designs of any of our later-stage clinical studies. We thus may not have the full benefit of the FDA’s or foreign regulatory authorities’ current thinking on clinical trial designs or product development for our target indications. For example, although we believe our Phase 3 trials for imsidolimab for GPP, GEMINI-1 and GEMINI-2 have demonstrated evidence of efficacy and safety in GPP patients to be sufficient to obtain BLA approval, the FDA may determine that we will need additional clinical trials in order to obtain approval of a BLA.
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
Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies, including the FDA. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, this decision may result in more companies bringing lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could impact the timely review of any regulatory filings or applications we submit to the FDA.
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
We are currently in Phase 2 clinical development of rosnilimab and ANB032, and have no history of commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
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
•poor effectiveness of our product candidates during clinical trials;
•unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•serious and unexpected, or otherwise unacceptable, drug-related side effects experienced by participants in our planned clinical trials or by individuals using drugs similar to our product candidates;
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
For our PD-1 agonist antibody program, our competitors include other PD-1 agonist antibodies peresolimab (Eli Lilly) in Phase 2b development for the treatment of rheumatoid arthritis, JNJ-67484703 (Janssen) in Phase 2 development for the treatment of atopic dermatitis, GS-0151 (Gilead) in Phase 1b development for the treatment of rheumatoid arthritis, and a PD-1 agonist antibody (Boehringer Ingelheim) in Phase 1 development. Our commercial-stage competitors in moderate-to-severe rheumatoid arthritis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie), IL-6 (Actemra; Roche and Kevzara; Regeneron), CD-80/86 (Orencia; BMS), CD-20 (Rituxan; Roche), and janus kinase inhibitors (Rinvoq; AbbVie, Olumiant; Eli Lilly, and Xeljanz; Pfizer). Commercial-stage competitors in moderate-to-severe ulcerative colitis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie and Remicade; Johnson & Johnson), anti-α4β7 (Entyvio; Takeda), anti-IL-23 (Stelara; Johnson & Johnson and Omvoh; Eli Lilly) and S1P inhibitors (Zeposia; Bristol Myers Squibb and Velsipity; Pfizer) and janus kinase inhibitors (Rinvoq; AbbVie, and Xeljanz; Pfizer) as well as monoclonal antibodies targeting anti-TL1A (PRA023; Merck, RVT-3101; Roche and TEV’574; Teva/Sanofi) in Phase 2 and 3 development.
For our BTLA agonist antibody program, our competitors include another BTLA agonist antibody, GS-0272 (Gilead) in Phase 1b development for the treatment of rheumatoid arthritis. Commercial-stage competitors in moderate-to-severe atopic dermatitis include topical and oral corticosteroids, calcineurin inhibitors (Protopic; LEO Pharma and Elidel; Bausch Health), monoclonal antibodies targeting IL-4/13 (Dupixent; Regeneron/Sanofi), IL-13 (Adbry; LEO Pharma and Ebglyss; Eli Lilly), IL-31 (nemolizumab; Galderma) and janus kinase inhibitors (Rinvoq; AbbVie and abrocitinib; Pfizer) as well as monoclonal antibodies targeting OX-40/OX40L (rocatinlimab; Amgen and amlitelimab; Sanofi) in Phase 3 development and CD200R (ucenprubart; Eli Lilly).
For our anti-CD122 antagonist antibody program, our clinical competitors include other anti-CD122 antagonist antibodies, auremolimab (Incyte), in Phase 1 development for the treatment of vitiligo and FB-102 (Forte Bioscience) in Phase 1 development, and three anti-IL-15 monoclonal antibodies, AMG 714 (Amgen), currently in Phase 2 development for the treatment of vitiligo, CALY-002 (Calypso, which Novartis has agreed to acquire), currently in Phase 1b development for the treatment of celiac disease and eosinophilic esophagitis, and TEV-‘408 (Teva), currently in Phase 1b development for the treatment of celiac disease.
For our anti-BDCA2 program, our competitors include another anti-BDCA2 antibody, litifilimab (Biogen) in Phase 3 development for SLE and CLE, and an anti-ILT7 antibody, daxdilimab (Amgen) in Phase 2 development for dermatomyositis or anti-synthetase inflammatory myositis, and discoid lupus erythematosus.
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
We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. In order to commercialize any product candidates, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we may decide to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming and will require significant attention of our executive team to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market. With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. For the six months ended June 30, 2024, we had $18.2 million in collaboration revenue and a net loss of $90.6 million. For the six months ended June 30, 2023, we had $4.8 million in collaboration revenue and a net loss of $84.1 million. As of June 30, 2024, we had an accumulated deficit of $704.7 million.
We have financed our operations primarily through our initial public offering of common stock in January 2017, our follow-on public offerings of common stock in October 2017 and September 2018, our Jemperli Royalty Monetization Agreement and Jemperli Amendment, and our Zejula Royalty Monetization Agreement. We have devoted substantially all of our efforts to research and development. Rosnilimab and ANB032 are in Phase 2 clinical development and we expect that it will be several years, if ever, before any of our active product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. Our revenue has been historically derived from amortization of upfront payments, research and development funding, and milestone and royalty payments under collaboration and license agreements with our collaborators. Our ability to generate future product revenue from our current or future product candidates depends on a number of additional factors, including our ability (or as applicable our collaborators’ ability) to:
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
We outsource the manufacture of our product candidates. We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. If we were to experience an unexpected loss of supply of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, our business would be harmed, and we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, we may be required to manufacture additional supplies of our product candidates to the extent our estimates of the amounts required prove inaccurate, we suffer unexpected losses of product candidate supplies, or we are required to have fresh product candidate supplies manufactured to satisfy regulatory requirements or specifications. Any significant delay or discontinuation in the supply of a product candidate, or the raw material components thereof, due to the need to replace a contract manufacturer or other third-party manufacturer or otherwise, could considerably harm our business and ability to generate revenue and delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.
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
We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and have either: (i) a public float of less than $250 million as of our most recently completed second fiscal quarter or (ii) annual revenues of less than $100 million during the most recently completed fiscal year and (A) no public float or (B) a public float of less than $700 million as of our most recently completed second fiscal quarter. As a “smaller reporting company,” we are subject to reduced disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Until such time as we cease to be a “smaller reporting company,” such reduced disclosure in our SEC filings may make it harder for investors to analyze our operating results and financial prospects.
If some investors find our common stock less attractive as a result of any choices to reduce future disclosure we may make, there may be a less active trading market for our common stock and our stock price may be more volatile.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Not applicable.

Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On June 10, 2024, Paul Lizzul, chief medical officer of the Company, entered into a written plan for the potential sale of up to an aggregate 36,500 shares of common stock (the “New Lizzul 10b5-1 Plan”). No trades will occur under the New Lizzul 10b5-1 Plan prior to the termination of Mr. Lizzul’s existing rule 10b5-1 plan, pursuant to its terms. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and is scheduled to terminate no later than June 10, 2025.
On June 10, 2024, Eric Loumeau, chief legal officer of the Company, entered into a written plan for the potential sale of up to an aggregate 77,045 shares of common stock (the “New Loumeau 10b5-1 Plan”). The aggregate number of shares that will be sold under the New Loumeau 10b 5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock unit awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale reflects the aggregate maximum number of shares underlying Mr. Loumeau’s restricted stock units which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations. No trades will occur under the New Loumeau 10b5-1 Plan prior to the termination of Mr. Loumeau’s existing 10b5-1 plan, pursuant to its terms. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and is scheduled to terminate no later than June 30, 2025.
On June 14, 2024, Dennis Mulroy, chief financial officer of the Company, entered into a written plan for the potential sale of up to an aggregate 62,350 shares of common stock (the “New Mulroy 10b5-1 Plan”). The aggregate number of shares that will be sold under the New Mulroy 10b 5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock unit awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale reflects the aggregate maximum number of shares underlying Mr. Mulroy’s restricted stock units which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations. No trades will occur under the New Mulroy 10b5-1 Plan prior to the termination of Mr. Mulroy’s existing 10b5-1 plan, pursuant to its terms. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and is scheduled to terminate no later than May 15, 2025.
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
Other than as disclosed above, during the three months ended June 30, 2024, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.29‡++	Agreement and Amendment No. 1 to the Royalty Purchase Agreement
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Report Instance Document - The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - (formatted in Inline XBRL and contained in Exhibit 101)

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
++Certain portions of this exhibit have been omitted by means of marking such portions with asterisks because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AnaptysBio, Inc.

Date:	August 5, 2024	By:	/s/ Daniel Faga
Daniel Faga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2024	By:	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)