Form 10-Q
period 2024-09-30
ANAPTYSBIO, INC
filed 2024-11-05
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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

As of October 31, 2024, there were 30,428,682 shares of the Registrant’s Common Stock outstanding.

AnaptysBio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value data)
(unaudited)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$191,581	$35,965
Receivables from collaborative partners	12,195	6,851
Short-term investments	238,536	354,939
Prepaid expenses and other current assets	6,369	9,080
Total current assets	448,681	406,835
Property and equipment, net	1,728	2,098
Operating lease right-of-use assets	14,839	16,174
Long-term investments	27,914	27,026
Other long-term assets	256	256
Total assets	$493,418	$452,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,592	$4,698
Accrued expenses	38,401	30,967
Current portion of operating lease liability	1,887	1,777
Total current liabilities	43,880	37,442
Liability related to sale of future royalties	350,564	310,807
Operating lease liability, net of current portion	14,607	16,037
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 30,429 shares and 26,597 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	30	27
Additional paid in capital	821,121	702,969
Accumulated other comprehensive gain (loss)	759	(797)
Accumulated deficit	(737,543)	(614,096)
Total stockholders’ equity	84,367	88,103
Total liabilities and stockholders’ equity	$493,418	$452,389
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$30,017	$3,318	$48,167	$8,152
Operating expenses:
Research and development	42,212	30,878	121,251	98,758
General and administrative	10,562	10,172	32,195	31,670
Total operating expenses	52,774	41,050	153,446	130,428
Loss from operations	(22,757)	(37,732)	(105,279)	(122,276)
Other (expense) income, net:
Interest income	5,324	4,854	14,531	13,993
Non-cash interest expense for the sale of future royalties	(15,413)	(4,431)	(32,683)	(13,125)
Other (expense) income, net	(5)	1	(7)	—
Total other (expense) income, net	(10,094)	424	(18,159)	868
Loss before income taxes	(32,851)	(37,308)	(123,438)	(121,408)
Provision for income taxes	—	—	(9)	—
Net loss	(32,851)	(37,308)	(123,447)	(121,408)
Unrealized gain on available for sale securities	1,174	1,261	1,556	2,896
Comprehensive loss	$(31,677)	$(36,047)	$(121,891)	$(118,512)
Net loss per common share:
Basic and diluted	$(1.14)	$(1.41)	$(4.46)	$(4.49)
Weighted-average number of shares outstanding:
Basic and diluted	28,893	26,546	27,688	27,038
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain ( Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	26,597	$27	$702,969	$(797)	$(614,096)	$88,103
Issuance of common stock from exercises of options and employee stock purchase plan	53	—	811	—	—	811
Issuance of common stock upon vesting of restricted stock units	1,014	—	—	—	—	—
Net share settlement of restricted stock units	(347)	—	(7,504)	—	—	(7,504)
Stock-based compensation	—	—	10,131	—	—	10,131
Comprehensive gain, net	—	—	—	173	—	173
Net loss	—	—	—	—	(43,936)	(43,936)
Balance, March 31, 2024	27,317	27	706,407	(624)	(658,032)	47,778
Issuance of common stock from exercises of options and employee stock purchase plan	75	—	1,008	—	—	1,008
Issuance of common stock upon vesting of restricted stock units	42	—	—	—	—	—
Stock-based compensation	—	—	7,544	—	—	7,544
Comprehensive gain, net	—	—	—	209	—	209
Net loss	—	—	—	—	(46,660)	(46,660)
Balance, June 30, 2024	27,434	27	714,959	(415)	(704,692)	9,879
Issuance of common stock from exercises of options and employee stock purchase plan	196	—	4,099	—	—	4,099
Issuance of common stock upon vesting of restricted stock units	48	—	—	—	—	—
Issuance of common stock, net of $6,516 of transaction costs	2,751	3	93,874	—	—	93,877
Stock-based compensation	—	—	8,189	—	—	8,189
Comprehensive gain, net	—	—	—	1,174	—	1,174
Net loss	—	—	—	—	(32,851)	(32,851)
Balance, September 30, 2024	30,429	$30	$821,121	$759	$(737,543)	$84,367
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	28,513	$29	$717,797	$(5,246)	$(450,477)	$262,103
Issuance of common stock from exercises of options and employee stock purchase plan	55	—	1,222	—	—	1,222
Issuance of common stock upon vesting of restricted stock units	39	—	—	—	—	—
Repurchases and retirements of common stock	(1,589)	(2)	(38,814)	—	—	(38,816)
Stock-based compensation	—	—	8,860	—	—	8,860
Comprehensive gain, net	—	—	—	1,979	—	1,979
Net loss	—	—	—	—	(44,255)	(44,255)
Balance, March 31, 2023	27,018	27	689,065	(3,267)	(494,732)	191,093
Issuance of common stock from exercises of options and employee stock purchase plan	48	—	775	—	—	775
Repurchases and retirements of common stock	(535)	—	(11,656)	—	—	(11,656)
Stock-based compensation	—	—	8,427	—	—	8,427
Comprehensive loss, net	—	—	—	(344)	—	(344)
Net loss	—	—	—	—	(39,845)	(39,845)
Balance, June 30, 2023	26,531	27	686,611	(3,611)	(534,577)	148,450
Issuance of common stock from exercises of options and employee stock purchase plan	14	—	160	—	—	160
Issuance of common stock upon vesting of restricted stock units	30	—	—	—	—	—
Repurchases and retirements of common stock	—	—	13	—	—	13
Stock-based compensation	—	—	7,807	—	—	7,807
Comprehensive gain, net	—	—	—	1,261	—	1,261
Net loss	—	—	—	—	(37,308)	(37,308)
Balance, September 30, 2023	26,575	$27	$694,591	$(2,350)	$(571,885)	$120,383
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(123,447)	$(121,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	461	487
Stock-based compensation	25,864	25,094
Accretion/amortization of investments, net	(8,011)	(7,367)
Amortization of right-of-use assets – operating	1,335	1,285
Non-cash interest expense	32,683	13,125
Changes in operating assets and liabilities:
Receivables from collaborative partners	(5,344)	(1,850)
Prepaid expenses and other assets	2,904	(7,037)
Accounts payable and other liabilities	6,210	12,436
Operating lease liabilities	(1,320)	(1,216)
Net cash used in operating activities	(68,665)	(86,451)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(259,494)	(237,612)
Sales and maturities of investments	384,383	333,715
Purchases of property and equipment	(95)	(527)
Net cash provided by investing activities	124,794	95,576
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriters’ fees	94,369	—
Proceeds from issuance of common stock	5,918	2,208
Repurchase and retirements of common stock	—	(50,000)
Proceeds from the sale of future royalties	50,000	—
Payment for net share settlement of equity awards	(7,504)	—
Repayment of liability for sale of future royalties	(42,823)	(6,303)
Payments for offering costs	(370)	—
Payments for debt issuance costs	(103)	(43)
Net cash provided by (used in) financing activities	99,487	(54,138)
Net increase (decrease) in cash and cash equivalents	155,616	(45,013)
Cash and cash equivalents, beginning of period	35,965	71,308
Cash and cash equivalents, end of period	$191,581	$26,295
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$4	$279
Amounts accrued for repurchases of common stock	$—	$459
Receivable related to issuance of common stock, upon exercise of stock options	$—	$(51)
Amounts accrued for offering costs	$122	$—
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Notes to Unaudited Consolidated Financial Statements
1. Description of the Business
AnaptysBio, Inc. (“we,” “us,” “our,” or the “company”) was incorporated in the state of Delaware in November 2005. We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics for autoimmune and inflammatory diseases. Our pipeline includes two programs targeting co-inhibitory receptors: rosnilimab, our PD-1 agonist in a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and a Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”); and ANB032, our BTLA agonist, in a Phase 2b trial for the treatment of moderate-to-severe atopic dermatitis (“AD”). We also have other antibodies in our portfolio, including ANB033, an anti-CD122 antagonist in a Phase 1 trial and ANB101, a BDCA2 modulator, soon to enter clinical development. In addition, we have developed two cytokine antagonists that are available for out-licensing: imsidolimab, our anti-IL-36R antagonist, that has completed Phase 3 trials for the treatment of generalized pustular psoriasis (“GPP”), and etokimab, our anti-IL-33 antagonist that is Phase 2/3 ready. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immuno-oncology, including an anti-PD-1 antagonist (Jemperli (dostarlimab-gxly) or “Jemperli”) and an anti-TIM-3 antagonist (cobolimab, GSK4069889). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK.
Since our inception, we have devoted our primary effort to research and development activities. Our financial support has been provided primarily from the sale of our common stock, royalty monetizations, as well as through funds received under our collaborative research and development agreements. Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. Our management believes our currently available resources will provide sufficient funds to enable us to meet our operating plans for at least the next 12 months from the issuance of our consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
Public Offerings
On August 15, 2024, we completed an underwritten public offering selling 2,750,498 shares of common stock, at an offering price of $36.50 per share. The aggregate net proceeds received by us from the offering were $93.9 million, net of underwriting discounts and commissions and offering expenses of $6.5 million, in the aggregate.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K.
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
The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Options to purchase common stock	6,065	4,043	6,097	4,308
Restricted Stock Units	974	557	809	468
Total	7,039	4,600	6,906	4,776
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

3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment, Net
Property and equipment, net consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Laboratory equipment	$6,497	$6,473
Office furniture and equipment	1,498	1,640
Leasehold improvements	203	203
Property and equipment, gross	8,198	8,316
Less: accumulated depreciation and amortization	(6,470)	(6,218)
Total property and equipment, net	$1,728	$2,098

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accrued compensation and related expenses	$7,911	$7,201
Accrued professional fees and other expenses	1,117	1,412
Accrued research, development and manufacturing expenses	28,917	21,898
Accrued for repurchases of common stock	456	456
Total accrued expenses	$38,401	$30,967
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
We assessed these arrangements in accordance with Accounting Standards Codification 606 and concluded that the contract counterparty, GSK, is a customer. We identified the following material promises under the GSK Agreement: (1) the licenses under certain patent rights and transfer of certain development and regulatory information, (2) research and development (“R&D”) services, and (3) joint steering committee meetings. We considered the research and discovery capabilities of GSK for these specific programs and the fact that the discovery and optimization of these antibodies is proprietary and could not, at the time of contract inception, be provided by other vendors, to conclude that the license does not have stand-alone functionality and is therefore not distinct. Additionally, we determined that the joint steering committee participation would not have been provided without the R&D services and GSK Agreement. Based on these assessments, we identified all services to be interrelated and therefore concluded that the promises should be combined into a single performance obligation at the inception of the arrangement.
As of September 30, 2024, the transaction price for the GSK Agreement and its associated amendments includes the upfront payment, research reimbursement revenue and milestones and royalties earned to date, which are allocated in their entirety to the single performance obligation.
We recognized $15.0 million and $33.2 million in royalty revenue during the three and nine months ended September 30, 2024, respectively, related to GSK’s net sales of Jemperli and Zejula during the period, which we estimate based on either GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the three and nine months ended September 30, 2024, $13.8 million and $30.1 million, respectively, is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement and $1.2 million and $3.1 million, respectively, is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement, each of such agreements as described in Note 5. We recognized $3.3 million and $8.2 million in royalty revenue during the three and nine months ended September 30, 2023, respectively, related to GSK’s net sales of Zejula and Jemperli during the period based on GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the three and nine months ended September 30, 2023, $2.5 million and $5.8 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement and $0.8 million and $2.4 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter.
Our first sales milestone for $15.0 million was recognized during the three and nine months ended September 30, 2024 when Jemperli annual sales exceeded $250 million, and is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement. No sales milestones were recognized during the three and nine months ended September 30, 2023. No clinical milestones were recognized during the three and nine months ended September 30, 2024 and 2023. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Milestones under the GSK Agreement are as follows:

	Anti-PD-1 (Jemperli/Dostarlimab)		Anti-TIM-3 (GSK4069889A/Cobolimab)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	$5.0M	Q4'22
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	$5.0M	—
Filing of the first BLA(1) - first indication	$10.0M	Q1'20	$10.0M	—
Filing of the first MAA(2) - first indication	$5.0M	Q1'20	$5.0M	—
Filing of the first BLA - second indication	$10.0M	Q1'21	$10.0M	—
First BLA approval - first indication	$20.0M	Q2'21	$20.0M	—
First MAA approval - first indication	$10.0M	Q2'21	$10.0M	—
First BLA approval - second indication	$20.0M	Q3'21	$20.0M	—
Filing of the first MAA - second indication(3)	$5.0M	—	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—	$10.0M	—
First commercial sales milestone(3)	$15.0M	Q3'24	$15.0M	—
Second commercial sales milestone(3)	$25.0M	—	$25.0M	—
Third commercial sales milestone(3)	$50.0M	—	$50.0M	—
Fourth commercial sales milestone	$75.0M	—	$75.0M	—

Milestones recognized through September 30, 2024	$108.0M	—	$13.0M	—
Milestones that may be recognized in the future	$165.0M	—	$260.0M	—
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
Under the terms of the agreement, Centessa may be entitled to receive potential future payments of up to $10.0 million upon the achievement of a certain event-based milestone and would be entitled to receive on a product-by-product and country-by-country basis, a royalty of low single digits on annual net sales of any product in the territory in each calendar year. As of

September 30, 2024, achievement of the milestone is not probable and, therefore, we have not recognized a liability for the associated $10.0 million contingent consideration.
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
In May 2024, we entered into an amendment to the Jemperli Royalty Monetization Agreement, Amendment No. 1 (the “Jemperli Amendment”) under which we sold additional receivables to Sagard in exchange for $50.0 million. The Jemperli Amendment now includes all Jemperli sales, expands the definition of Jemperli to include any product containing Jemperli, whether or not such product constitutes a combination product, and increases the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Royalty Monetization Agreement to either $600.0 million if received by the end of March 31, 2031, or $675.0 million if received thereafter. Once either of these thresholds are met, the Jemperli Royalty Monetization Agreement will expire, resulting in us regaining all subsequent Jemperli royalties and milestones. As of September 30, 2024, Sagard has received a total of $50.3 million in royalties and milestones.
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
We estimate the effective interest rate used to record non-cash interest expense under the Jemperli Royalty Monetization Agreement based on the estimate of future royalty payments to be received by Sagard. As of September 30, 2024, the estimated effective rate under the agreement was 20.3%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our prior estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized Jemperli non-cash royalty revenue of approximately $13.8 million and $30.1 million during the three and nine months ended September 30, 2024 and approximately $2.5 million and $5.8 million during the three and nine months ended September 30, 2023, respectively.
Our first sales milestone for $15.0 million was recognized during the three and nine months ended September 30, 2024, when Jemperli annual sales exceeded $250 million, and is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement. No sales milestones were recognized during the three and nine months ended September 30, 2023.
We recognized non-cash interest expense of approximately $15.2 million and $32.0 million during the three and nine months ended September 30, 2024 and $4.2 million and $12.4 million during the three and nine months ended September 30, 2023, respectively. The interest and amortization of issuance costs are reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.

The following table shows the activity within the liability account for the nine months ended September 30, 2024:

(in thousands)	September 30, 2024
Liability related to sale of future Jemperli royalties and milestones – balance at 12/31/2023	$278,090
Proceeds from sale of future royalties	50,000
Issuance costs related to the sale of future royalties	(103)
Amortization of issuance costs	41
Royalty and milestone payments to Sagard	(39,875)
Non-cash interest expense recognized	31,978
Liability related to sale of future royalties and milestones – ending balance	$320,131
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
We recognized Zejula non-cash royalty revenue of approximately $1.2 million and $3.1 million during the three and nine months ended September 30, 2024 and $0.8 million and $2.4 million during the three and nine months ended September 30, 2023, respectively.
We recognized non-cash interest expense of approximately $0.2 million and $0.7 million during the three and nine months ended September 30, 2024 and $0.2 million and $0.7 million nine months ended September 30, 2023, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the nine months ended September 30, 2024:

(in thousands)	September 30, 2024
Liability related to sale of future Zejula royalties and milestones – balance at 12/31/2023	$32,717
Amortization of issuance costs	22
Royalty and milestone payments to DRI	(2,948)
Non-cash interest expense recognized	642
Liability related to sale of future royalties and milestones – ending balance	$30,433

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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2024
Money market funds(1)	$181,132	$181,132	$—	$—
Mutual funds(1)	6,592	6,592	—	—
U.S. Treasury securities(2)	244,051	244,051	—	—
Agency securities(2)	5,015	—	5,015	—
Commercial and corporate obligations(2)	17,384	—	17,384	—
At December 31, 2023
Money market funds(1)	$27,789	$27,789	$—	$—
Mutual funds(1)	6,286	6,286	—	—
U.S. Treasury securities(2)	325,714	325,714	—	—
Certificates of deposit(2)	244	—	244	—
Agency securities(2)	20,253	—	20,253	—
Commercial and corporate obligations(2)	35,754	—	35,754	—
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
Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in short-term and long-term investments as of September 30, 2024 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$5,018	$—	$(3)	$5,015
Commercial and corporate obligations(2)	17,357	28	(1)	17,384
U.S. Treasury securities(3)	243,109	948	(6)	244,051
Total available for sale investments	$265,484	$976	$(10)	$266,450
(1)    Of our outstanding agency securities, $5.0 million have maturity dates of less than one year and $0.0 million have maturity dates between one to two years as of September 30, 2024.
(2)    Of our outstanding commercial and corporate obligations, $17.4 million have maturity dates of less than one year and $0.0 million have a maturity date of between one to two years as of September 30, 2024.
(3)    Of our outstanding U.S. Treasury securities, $216.1 million have maturity dates of less than one year and $27.9 million have a maturity date of between one to two years as of September 30, 2024.
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
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2024 and December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2024
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$5,015	$(3)	$—	$—	$5,015	$(3)
Commercial and corporate obligations	—	—	2,333	(1)	2,333	(1)
U.S. Treasury Securities	—	—	15,077	(6)	15,077	(6)
Total	$5,015	$(3)	$17,410	$(7)	$22,425	$(10)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$2,530	$(1)	$17,723	$(68)	$20,253	$(69)
Certificates of Deposit	—	—	244	(2)	244	(2)
Commercial and corporate obligations	5,160	(9)	15,200	(74)	20,360	(83)
U.S. Treasury Securities	98,840	(110)	99,000	(525)	197,840	(635)
Total	$106,530	$(120)	$132,167	$(669)	$238,697	$(789)
As of September 30, 2024 and December 31, 2023, unrealized losses on available-for-sale investments were less than $0.1 million and $0.8 million, respectively, with unrealized losses of less than $0.1 million, on available for sale investments that were in an unrealized loss position for greater than 12 months as of September 30, 2024. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, accordingly, no allowance for credit losses was recorded.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 30,428,682 shares were issued and outstanding as of September 30, 2024.
Stock Repurchase Program
In January 2023, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to $50.0 million of our outstanding common stock. The Repurchase Program was completed in May 2023.
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

Open Market Sales Agreement
In November 2022, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen as our sales agent. As of September 30, 2024, we had sold no shares under this agreement.
Underwriting Agreement
In August 2024, we entered into an underwriting agreement with TD Securities (USA) LLC and Leerink Partners LLC as representatives to the several underwriters listed therein (the “Underwriters”), pursuant to which we issued and sold an aggregate of 2,750,498 shares of our common stock to the Underwriters, at an offering price of $36.50 per share. The net proceeds from these sales were approximately $93.9 million, net of underwriting discounts and commissions and offering expenses of $6.5 million, in the aggregate.
8. Equity Incentive Plans
2017 Equity Incentive Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan were to be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The 2017 Plan automatically increased by 1,063,871 shares as of January 1, 2024. At our annual stockholder meeting on June 12, 2024, the 2017 Plan was amended, eliminating the automatic annual share increase and the number of shares available for issuance was increased by 2,700,000 shares. All future share increases will require stockholder approval. As of September 30, 2024, 3,067,332 shares were available for future issuance.
Employee Stock Purchase Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan (“ESPP”). In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The ESPP automatically increased by 265,967 shares as of January 1, 2024. As of September 30, 2024, 151,842 shares have been issued under the ESPP and 1,946,965 shares were available for future issuance.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors generally vest over a one-year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the nine months ended September 30, 2024 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	4,225,615	$27.36	7.42	$5,827
Granted	2,228,915	$21.88
Exercised	(271,210)	$19.42
Forfeitures and cancellations	(225,904)	$36.43
Outstanding at September 30, 2024	5,957,416	$25.33	7.74	$59,994
Exercisable at September 30, 2024	2,648,111	$28.86	6.43	$23,480
Total cash received from the exercise of stock options was approximately $5.3 million during the nine months ended September 30, 2024.
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

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	1,481,572	$24.80	0.73	$31,735
Granted	811,166	$21.88
Released	(1,103,808)	$25.77
Forfeitures and cancellations	(8,347)	$22.16
Outstanding at September 30, 2024	1,180,583	$21.91	1.65	$39,550
RSU expected to vest at September 30, 2024	1,180,583	$21.91	1.65	$39,550
Performance Stock Units
A Performance Stock Unit (“PSU”) represents one equivalent share of our common stock to be issued after achievement of the performance metrics specified in the grant. The fair value of our PSUs is estimated as of the grant date of July 22, 2024, based upon the expected achievement of the performance metrics specified in the grant and the closing market price of our common stock on the date of grant. The grant date fair value is estimated using a Monte Carlo simulation using the following assumptions:

Nine months ended September 30,
2024
Volatility of common stock	59.0%
Risk-free interest rate	4.1%
Contract term (in years)	3.9

The compensation expense for the awards is recognized over the requisite service period regardless of whether the market conditions are achieved and will only be adjusted for pre-vesting forfeitures due to the termination of the recipient’s employment with the Company prior to the expiration of the requisite service period. The requisite service period over which the compensation expense will be recognized is July 22, 2024 through July 1, 2028.
The following table presents a summary of activity with respect to our PSUs:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2024	—	$—	—
Granted	511,000	$24.69
Released	—	$—
Forfeitures	—	$—
Outstanding at September 30, 2024	511,000	$24.69	3.78
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

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.0%	3.7%
Expected volatility	78.3%	85.9%
Expected dividend yield	—%	—%
Expected term (in years)	6.28	5.78
Weighted-average grant date fair value per share	$15.59	$16.31
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

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023		2024		2023
Research and development	$3,959	$2,222		$10,947		$7,675
General and administrative	4,230	5,585	(1)	14,917	(2)	17,419	(3)
Total	$8,189	$7,807		$25,864		$25,094
(1)    Includes $2.9 million related to two year RSU initially issued to our Chief Executive Officer in March 2022 and now fully recognized.
(2)    Includes $2.6 million related to two year RSU initially issued to our Chief Executive Officer in March 2022 and now fully recognized.
(3)    Includes $5.8 million related to two year RSU initially issued to our Chief Executive Officer in March 2022 and now fully recognized.
At September 30, 2024, there was $47.5 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.87 years, $21.0 million of unrecognized cost related to unvested RSU awards, which is expected to be recognized over a period of 2.95 years, $12.0 million of unrecognized cost related to unvested PSU awards, which is expected to be recognized over a period of 3.75 years, and $0.1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a remaining weighted-average vesting period of 0.13 years.
9. Commitments and Contingencies
Operating Leases
On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the right-of-use asset (the “ROU asset”) and lease liability. The monthly base rent was initially $4.20 per rentable square foot and is increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of September 30, 2024, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.
Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 6.9 years.
The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Nine Months Ended September 30,
Leases	Classification on the Cash Flow	2024	2023
Operating lease cost	Operating	$1,858	$1,858
Cash paid for amounts included in the measurement of lease liabilities	Operating	1,837	1,783

At September 30, 2024, the future minimum annual obligations for our operating lease liabilities are as follows (in thousands):

Years Ending December 31,
2024	$620
2025	2,531
2026	2,607
2027	2,685
2028	2,766
Thereafter	7,788
Total minimum payments required	18,997
Less imputed interest	(2,503)
Total	$16,494
10. Subsequent Event
Open Market Sales Agreements
In November 2024, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $100.0 million through TD Cowen as our sales agent. Our prior sales agreement with Cowen will terminate upon effectiveness of the registration statement on the Form S-3 we will file in connection with our sales agreement with TD Cowen.

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
•our plans to develop and commercialize antibodies, including two programs targeting co-inhibitory receptors in clinical-stage development: rosnilimab and ANB032;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the nine months ended September 30, 2024, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements.”
Overview
We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics for autoimmune and inflammatory diseases. Our pipeline includes two programs targeting co-inhibitory receptors: rosnilimab, our PD-1 agonist in a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and a Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”); and ANB032, our BTLA agonist, in a Phase 2b trial for the treatment of moderate-to-severe atopic dermatitis (“AD”). We also have other antibodies in our portfolio, including ANB033, an anti-CD122 antagonist in a Phase 1 trial and ANB101, a BDCA2 modulator, soon to enter clinical development. In addition, we have developed two cytokine antagonists that are available for out-licensing: imsidolimab, our anti-IL-36R antagonist, that has completed Phase 3 trials for the treatment of generalized pustular psoriasis (“GPP”), and etokimab, our anti-IL-33 antagonist that is Phase 2/3 ready. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immuno-oncology, including an anti-PD-1 antagonist (Jemperli (dostarlimab-gxly) or “Jemperli”) and an anti-TIM-3 antagonist (cobolimab, GSK4069889). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK.
Our Wholly Owned Product Candidate Pipeline
Our immune cell modulating antibodies, including those targeting the PD-1 and BTLA co-inhibitory receptors, treat inflammatory disorders by down regulating immune responses mediated by multiple immune cell types including T cells, B cells, and dendritic cells. T cells require both antigen presentation to the T cell receptor and co-stimulation to be activated. When these interactions are inhibited, T cells can’t be effectively primed to expand and differentiate into inflammatory T cells. Inhibition of immune cell activation and co-stimulatory signaling pathways is the basis for targeting co-inhibitory receptors.
We believe these molecules have potential applicability across a broad range of autoimmune and inflammatory diseases including dermatology, rheumatology, gastroenterology, respiratory, and neurology therapeutic areas.
Rosnilimab
PD-1, or programmed cell death protein 1, is a co-inhibitory receptor that regulates T cell proliferation, and cytokine secretion. It is expressed preferentially on activated T cells, reducing the potential for off-target activity by rosnilimab. Genetic mutations in the PD-1 pathway are known to be associated with increased susceptibility to human inflammatory diseases which leads us to believe that rosnilimab is applicable to diseases where PD-1 co-inhibitory receptor function may be insufficient to maintain immune homeostasis.
Rosnilimab is an IgG1 antibody that directly targets PD-1+ T cells, resulting in their agonism or depletion, broadly impacting pathogenic drivers of autoimmune and inflammatory diseases. An IgG1 PD-1 agonist acts through three distinct mechanisms; depletion of PD-1high effector T cells, depletion of PD-1high Tfh and Tph cells, and agonism of PD-1int T cells. This drives specific immunological outcomes in both inflamed tissue and the periphery, such as reduction in T cell proliferation, migration, and cytokine secretion, and reduction of plasma cell generation and autoantibody levels. Rosnilimab is designed to enable formation of a tight immune synapse by binding to PD-1 on a membrane-proximal epitope, and simultaneously anchoring to an Fc receptor on an opposing cell, supporting crosslinking and excluding activating phosphatases such as CD45. Rosnilimab also facilitates depletion by bringing effector cells into closer proximity to pathogenically activated PD-1high T cells.
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
We have completed enrollment of a randomized, placebo-controlled, global Phase 2b trial assessing three dose levels of subcutaneously administrated rosnilimab in moderate-to-severe RA for up to 28 weeks on well-established endpoints including ACR20/50/70 and DAS28-CRP. We anticipate reporting top-line data on the primary endpoint at Week 12 in the RA trial in February 2025. We are also conducting a randomized placebo-controlled 132-patient, global Phase 2 trial assessing two dose levels of subcutaneously administered rosnilimab in moderate-to-severe UC. Rosnilimab will be dosed for up to 48 weeks on well-established endpoints including clinical remission on the modified Mayo score (“mMS”), clinical response on the mMS and endoscopic remission. We anticipate reporting top-line data on the primary endpoint at Week 12 in the UC trial in the first quarter of 2026.
ANB032
BTLA, or B and T lymphocyte attenuator, is a co-inhibitory receptor that regulates T cells, B cells, and dendritic cell function. BTLA is expressed only on immune cells and preferentially on activated immune cells, potentially enabling a broad mechanism of action while avoiding off-target activity.
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
We have completed enrollment of a randomized, placebo-controlled global Phase 2b trial assessing three dose levels of subcutaneously administered ANB032 in moderate-to-severe AD for 12 weeks on well-established endpoints including EASI75, EASI90 and IGA 0/1 measured at Week 14. Patients will be followed for an additional 24 weeks after the final dose at Week 12 to understand longer term safety as well as the potential for prolonged and sustained efficacy. We anticipate reporting top-line data on the primary endpoint at Week 14 from this trial in December 2024.

ANB033
ANB033 targets CD122, the common beta subunit shared by the IL-15 and IL-2 receptors. IL-15 and IL-2 signaling mediate the proliferation and survival of NK cells and certain CD8 T cell subsets. ANB033 is an antibody designed with an affinity to CD122 that inhibits IL-15 and IL-2 signaling through the low affinity IL-2 receptor (comprised of CD122 and the common gamma subunit, CD132) while sparing IL-2 signaling through the high affinity IL-2 receptor (comprised of CD122, CD132 and the alpha receptor subunit for IL-2, CD25) expressed by regulatory T cells. This leads to the potential to achieve and maintain remission of inflammation through the reduction of disease-causing NK cells and certain CD8 T cell subsets, while sparing regulatory T cells. By preventing the consumption of IL-2 by pathogenic cells that express the low affinity IL-2 receptor, circulating levels of IL-2 may increase, potentially enhancing regulatory T cell numbers that express the high affinity IL-2 receptor in the setting of inflammation. We initiated a Phase 1 clinical trial in October 2024.
ANB101
Blood dendritic cell antigen 2 (“BDCA2”) is a molecule specifically expressed on plasmacytoid dendritic cells (“pDCs”), a class of immune cells which, while found in relatively small numbers in healthy individuals, are enriched in patients with a variety of inflammatory diseases, that is critical to the regulation of toll-like receptor signaling and interferon secretion. pDCs are a key upstream node in the inflammatory cascade that serve as a bridge between innate and adaptive immunity. They have been shown to be prolific secretors of type I interferons, which drive activation of a variety of downstream cell types including T cells and monocytes. Together with their ability to present antigens to the adaptive immune system, this creates a pro-inflammatory environment for the establishment and perpetuation of autoimmune pathology. BDCA2 has been implicated in the pathophysiology of systemic lupus erythematosus (“SLE”), where there exists mechanistic clinical proof of concept for pDC modulation. ANB101 is a BDCA2 modulator antibody that targets pDCs and potently inhibits interferon secretion and modulates antigen presentation for the treatment of autoimmune and inflammatory diseases. We submitted an IND application and plan to initiate enrollment for a Phase 1 clinical trial in the first quarter of 2025.
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
The following table summarizes certain key information about our wholly owned product candidates:

Antibody Program	Therapeutic Indication	Lead Optimization	IND Enabling	Phase 1	Phase 2	Phase 3
Immune Cell Modulators	**ANB032** (BTLA agonist)	Atopic Dermatitis				Top-line P2b data December 2024	
	Rosnilimab (PD-1 agonist)	Rheumatoid Arthritis				Top-line P2b data February 2025	
		Ulcerative Colitis				Top-line P2 data Q1 2026	
	ANB033 (CD122 antagonist)	Inflammatory Diseases			P1 initiated		
	ANB101 (BDCA2 modulator)	Inflammatory Diseases			P1 initiation Q1 2025		

Legacy Programs Available for Out-licensing

	Antibody Program	Therapeutic Indication	Lead Optimization	IND Enabling	Phase 1	Phase 2	Phase 3
Cytokine Antagonists	**Imsidolimab** (IL-36R antagonist)	Generalized Pustular Psoriasis (GPP)			*Out-license in 2024*		Phase 3 completed Data presented at EADV 2024
	Etokimab (IL-33 antagonist)	Epithelial Driven Diseases		*No further internal investment*		P2b/3 ready

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
Jemperli is in clinical trials for various solid tumor indications, including a Phase 3 trial in first-line ovarian cancer with top-line results expected in the fourth quarter of 2024.
In addition, under the collaboration, GSK is developing dostarlimab in combination with another development program from the GSK Agreement, including cobolimab, an anti-TIM-3 antibody. GSK is conducting a Phase 3 trial, COSTAR Lung, which is a randomized, open label 3-arm trial comparing cobolimab plus dostarlimab plus docetaxel to dostarlimab plus docetaxel to docetaxel alone in patients with advanced non-small-cell lung cancer (“NSCLC”) who have progressed on prior anti-PD-(L)1 therapy and chemotherapy with top-line results expected in the first half of 2025.
For more information about these collaborations, see Note 4 — Collaborative Research and Development Agreements in the accompanying notes to the consolidated financial statements.
Components of Operating Results
Collaboration Revenue
Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through September 30, 2024, we have recognized $303.4 million in revenue from our collaborators. We have not generated any revenue from product sales.
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
Non-cash Interest Expense for the Sale of Future Royalties
Non-cash interest expense for the sale of future royalties consists of interest related to the liability for the sale of future royalties, as well as the amortization of debt issuance costs. We impute interest on the unamortized portion of the liability for the sale of future royalties using the effective interest method and record interest expense based on timing of the payments over the term of the Jemperli Royalty Monetization Agreement and the Zejula Royalty Monetization Agreement (the “Royalty Monetization” Agreements). Our estimate of the interest rate under the arrangements is based on forecasted royalty and milestone payments expected to be made over the life of the agreements.
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
Results of Operations – Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Collaboration Revenue
Collaboration revenue consists of both milestone payments under the collaborations, and royalty payments. Our first sales milestone for $15.0 million was recognized during the three and nine months ended September 30, 2024, when Jemperli annual sales exceeded $250 million, and is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement. No sales milestones were recognized during the three and nine months ended September 30, 2023. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Royalty revenue is a function of our partners’ product sales and the applicable royalty rate. During the three months ended September 30, 2024 and 2023, we recognized $15.0 million and $3.3 million, respectively, related to the net sales of GSK’s Jemperli and Zejula, which we estimate based on either GSK’s prior sales experience or actuals. During the nine months ended September 30, 2024 and 2023, we recognized $33.2 million and $8.2 million, respectively, of royalty revenue related to the net sales of GSK’s Jemperli and Zejula. All revenue recognized for the three and nine months ended September 30, 2024 and 2023 is non-cash revenue pursuant to the Royalty Monetization Agreements. For more information see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.
Research and Development Expenses
Research and development expenses were $42.2 million during the three months ended September 30, 2024 compared to $30.9 million during the three months ended September 30, 2023 for an increase of $11.3 million, primarily due to a $8.8 million increase in clinical expenses, $4.9 million increase in salaries and related expenses, including stock-based compensation expense, and $0.1 million increase in other research and development expenses, offset by a decrease of $2.5 million in outside services for manufacturing expenses.
Research and development expenses were $121.3 million during the nine months ended September 30, 2024 compared to $98.8 million during the nine months ended September 30, 2023 for an increase of $22.5 million, primarily due to a $26.4 million increase in clinical expenses, $11.3 million increase in salaries and related expenses, including stock-based compensation expense, and $1.0 million increase in other research and development expenses, offset by a decrease of $16.2 million in outside services for manufacturing expenses.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Increase/(Decrease)	2024	2023	Increase/(Decrease)
External Costs
Rosnilimab	$14,188	$8,071	$6,117	$37,161	$16,456	$20,705
ANB032	7,239	5,024	2,215	20,381	11,583	8,798
ANB033	1,631	3,628	(1,997)	7,276	8,720	(1,444)
ANB101	687	—	687	1,631	—	1,631
Imsidolimab	2,389	3,219	(830)	8,752	27,517	(18,765)
Preclinical and other unallocated costs	3,917	3,705	212	11,254	10,991	263
Total External Costs	30,051	23,647	6,404	86,455	75,267	11,188
Internal Costs	12,161	7,231	4,930	34,796	23,491	11,305
Total Costs	$42,212	$30,878	$11,334	$121,251	$98,758	$22,493
General and Administrative Expenses
General and administrative expenses were $10.6 million during the three months ended September 30, 2024 compared to $10.2 million during the three months ended September 30, 2023 for an increase of $0.4 million, primarily due to a $0.5 million increase in market research cost, and a $0.1 million increase in personnel costs, including stock-based compensation expense, offset by a decrease of $0.2 million in legal and insurance expenses.
General and administrative expenses were $32.2 million during the nine months ended September 30, 2024 compared to $31.7 million during the nine months ended September 30, 2023 for an increase of $0.5 million, primarily due to a $0.2 million increase in market research cost, $0.2 million increase in personnel costs, including stock-based compensation expense, and $0.3 million increase in legal and other general and administrative expenses, offset by a decrease of $0.2 million in insurance expense.
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

Non-Cash Interest Expense for the Sale of Future Royalties
Non-cash interest expense was $15.4 million and $4.4 million during the three months ended September 30, 2024 and 2023, respectively. The increase of $11.0 million in non-cash interest expense is primarily due to the Jemperli Amendment which increased the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard.
Non-cash interest expense was $32.7 million and $13.1 million during the nine months ended September 30, 2024 and 2023, respectively. The increase of $19.6 million in non-cash interest expense is primarily due to the Jemperli Amendment which increased the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard.
Interest Income
Interest income was $5.3 million and $4.9 million during the three months ended September 30, 2024 and 2023, respectively, which primarily related to our short-term and long-term investments. The increase in interest income is primarily due to the timing of sales, maturities and purchases of our investments.
Interest income was $14.5 million and $14.0 million during the nine months ended September 30, 2024 and 2023, respectively, which primarily related to our short-term and long-term investments. The increase in interest income is primarily due to the timing of sales, maturities and purchases of our investments.
Other (Expense) Income, Net
Other expense, net was less than $0.1 million for both the three and nine months ended September 30, 2024, which primarily related to foreign exchange transactions with our foreign CROs and CMOs.
Other income, net was less than $0.1 million for both the three and nine months ended September 30, 2023, which primarily related to foreign exchange transactions with our foreign CROs and CMOs.
Liquidity and Capital Resources
From our inception through September 30, 2024, we have received an aggregate of $1.3 billion to fund our operations, which included $738.6 million from the sale of equity securities, $335.0 million from the sale of future royalties, and $234.2 million from our collaboration agreements. As of September 30, 2024, we had $458.0 million in cash, cash equivalents and investments.
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
In November 2022, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen as our sales agent. As of September 30, 2024, we had sold no shares under this agreement. In November 2024, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $100.0 million through TD Cowen as our sales agent. Our prior sales agreement with Cowen will terminate upon effectiveness of the registration statement on the Form S-3 we will file in connection with our sales agreement with TD Cowen.
In August 2024, we entered into an underwriting agreement with TD Cowen and Leerink Partners LLC as representatives to the several underwriters listed therein (the “Underwriters”), pursuant to which we issued and sold an aggregate of 2,750,498 shares of our common stock to the Underwriters, at an offering price of $36.50 per share. The net proceeds from these sales were approximately $93.9 million, net of underwriting discounts and commissions and offering expenses of $6.5 million, in the aggregate.

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
Cash, cash equivalents and investments totaled $458.0 million as of September 30, 2024, compared to $417.9 million as of December 31, 2023. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next 12 months from the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(68,665)	$(86,451)
Investing activities	124,794	95,576
Financing activities	99,487	(54,138)
Net increase (decrease) in cash and cash equivalents	$155,616	$(45,013)
Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2024 of $68.7 million was primarily due to our net loss of $123.4 million, adjusted for addbacks for non-cash expenses of $52.3 million, which includes stock-based compensation, amortization of operating ROU assets, non-cash interest expense, income from marketable securities and net increases in working capital of $2.4 million.
Net cash used in operating activities during the nine months ended September 30, 2023 of $86.5 million was primarily due to our net loss of $121.4 million, adjusted for addbacks for non-cash expenses of $32.6 million, which includes stock-based compensation, amortization of operating ROU assets, non-cash interest expense, income from marketable securities and net increases in working capital of $2.3 million.
Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2024 and 2023 of $124.8 million and $95.6 million, respectively, primarily relates to the timing of sales, maturities and purchases of our investments.
Financing Activities
The net cash provided by financing activities during the nine months ended September 30, 2024 of $99.5 million was primarily related to $94.4 million of proceeds received from public offerings, net of underwriters’ fees, $50.0 million received for the sale of future royalties, $5.9 million of cash received for the issuance of common stock, offset by $42.8 million for repayments of the liability for the sale of future royalties, $7.5 million for net share settlement of equity awards, and $0.5 million payments for offering and debt issuance costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2024, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K filed with the SEC on March 11, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of September 30, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We are currently in Phase 2 clinical development of rosnilimab and ANB032, and have no history of commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
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

If our other ongoing or future clinical trials of any of our product candidates, including, rosnilimab and ANB032, ANB033 or ANB101, are unsuccessful, whether for one of the reasons mentioned above or otherwise, our product candidates may be delayed in development or fail entirely, which would have a material adverse impact on our business.
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
For our PD-1 agonist antibody program, our competitors include other PD-1 agonist antibodies JNJ-67484703 (Janssen) in Phase 2 development for the treatment of atopic dermatitis, GS-0151 (Gilead) in Phase 1b development for the treatment of rheumatoid arthritis, and a PD-1 agonist antibody (Boehringer Ingelheim) in Phase 1 development. Our commercial-stage competitors in moderate-to-severe rheumatoid arthritis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie), IL-6 (Actemra; Roche and Kevzara; Regeneron), CD-80/86 (Orencia; BMS), CD-20 (Rituxan; Roche), and janus kinase inhibitors (Rinvoq; AbbVie, Olumiant; Eli Lilly, and Xeljanz; Pfizer). Commercial-stage competitors in moderate-to-severe ulcerative colitis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie and Remicade; Johnson & Johnson), anti-α4β7 (Entyvio; Takeda), anti-IL-23 (Stelara; Johnson & Johnson and Omvoh; Eli Lilly) and S1P inhibitors (Zeposia; Bristol Myers Squibb and Velsipity; Pfizer) and janus kinase inhibitors (Rinvoq; AbbVie, and Xeljanz; Pfizer) as well as monoclonal antibodies targeting anti-TL1A (PRA023; Merck, RVT-3101; Roche and TEV’574; Teva/Sanofi) in Phase 2 and 3 development.
For our BTLA agonist antibody program, our competitors include another BTLA agonist antibody, GS-0272 (Gilead) in Phase 1b development for the treatment of rheumatoid arthritis. Commercial-stage competitors in moderate-to-severe atopic dermatitis include topical and oral corticosteroids, calcineurin inhibitors (Protopic; LEO Pharma and Elidel; Bausch Health), monoclonal antibodies targeting IL-4/13 (Dupixent; Regeneron/Sanofi), IL-13 (Adbry; LEO Pharma and Ebglyss; Eli Lilly), IL-31 (nemolizumab; Galderma) and janus kinase inhibitors (Rinvoq; AbbVie and abrocitinib; Pfizer). Clinical-stage competitors include monoclonal antibodies targeting OX-40/OX40L (rocatinlimab; Amgen and amlitelimab; Sanofi) in Phase 3 development and CD200R (ucenprubart; Eli Lilly).
For our anti-CD122 antagonist antibody program, our clinical competitors include other anti-CD122 antagonist antibodies, auremolimab (Incyte), in Phase 1 development for the treatment of vitiligo and FB-102 (Forte Bioscience) in Phase 1 development for the treatment of celiac disease, and three anti-IL-15 monoclonal antibodies, AMG 714 (Amgen), currently in Phase 2 development for the treatment of vitiligo and celiac disease, CALY-002 (Novartis), currently in Phase 1b development for the treatment of celiac disease and eosinophilic esophagitis, and TEV-‘408 (Teva), currently in Phase 1b development for the treatment of celiac disease.
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
Furthermore, all of our therapeutic antibodies are manufactured by starting with cells which are stored in a cell bank. We have one master cell bank for each antibody manufactured in accordance with cGMP and create working cell banks to support cGMP manufacturing, and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. For the nine months ended September 30, 2024, we had $48.2 million in collaboration revenue and a net loss of $123.4 million. For the nine months ended September 30, 2023, we had $8.2 million in collaboration revenue and a net loss of $121.4 million. As of September 30, 2024, we had an accumulated deficit of $737.5 million.
We have financed our operations primarily through our initial public offering of common stock in January 2017, our follow-on public offerings of common stock in October 2017, September 2018, and August 2024, our Jemperli Royalty Monetization Agreement and Jemperli Amendment, and our Zejula Royalty Monetization Agreement. We have devoted substantially all of our efforts to research and development. Rosnilimab and ANB032 are in Phase 2 clinical development and we expect that it will be several years, if ever, before any of our active product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. Our revenue has been historically derived from amortization of upfront payments, research and development funding, and milestone and royalty payments under collaboration and license agreements with our collaborators. Our ability to generate future product revenue from our current or future product candidates depends on a number of additional factors, including our ability (or as applicable our collaborators’ ability) to:
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

Furthermore, integral parties in our supply chain are geographically concentrated and operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe and/or material disruptions. If such an event were to affect our supply chain, it could have a material adverse effect on our business.
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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. We also have registered all shares of common stock that we may issue under our equity incentive plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. In November 2022, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen as our sales agent. In November 2024, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $100.0 million through TD Cowen as our sales agent. Our prior sales agreement with Cowen will terminate upon effectiveness of the registration statement on the Form S-3 we will file in connection with our sales agreement with TD Cowen.
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
Our amended and restated certificate of incorporation, or restated certificate, and second amended and restated bylaws, or restated bylaws, contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:
•establish a classified Board of Directors so that not all members of our Board of Directors are elected at one time;

•permit only the Board of Directors to establish the number of directors and fill vacancies on the Board of Directors;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our Board of Directors could use to implement a stockholder rights plan (also known as a “poison pill”);
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•prohibit cumulative voting; and
•establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
We plan to use our current year operating losses to offset taxable income from any revenue generated from operations or corporate collaborations. To the extent we have taxable income, we plan to use our NOL carryforwards to offset income that would otherwise be taxable. However, the benefits from the use of our NOL carryforwards may be impaired or limited under Section 382 of the Code, if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. Under legislative changes made by the Tax Cuts and Jobs Act, the U.S. federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the ability to utilize such federal NOLs to offset taxable income is limited to 80% of our taxable income before the deduction for such NOL carryovers. Our significant state NOLs were generated in the state of California, which provides a 20 year carry forward. State NOL carryforwards may be similarly limited by cumulative ownership changes. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation, and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Not applicable.

Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Entry into New Open Market Sales Agreement
In November 2024, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $100.0 million through TD Cowen as our sales agent. Our prior sales agreement with Cowen & Company, LLC will terminate upon effectiveness of the registration statement on the Form S-3 we will file in connection with our sales agreement with TD Cowen.
Rule 10b5-1 Trading Arrangements
On August 30, 2024, John Schmid, a director of the company, entered into a written plan for the potential sale of up to an aggregate 42,337 shares of common stock. The aggregate number of shares that will be sold under the plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of any equity awards held by Mr. Schmid. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale reflects the aggregate maximum number of shares underlying Mr. Schmid’s equity awards which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and is scheduled to terminate no later than November 14, 2025.
The plan includes a representation from Mr. Schmid to the broker administering the plan that Mr. Schmid was not in possession of any material nonpublic information regarding the company or the securities subject to the plan. A similar representation was made to us in connection with the adoption of the plan under our Insider Trading Policy. Those representations were made as of the date of adoption of the plan and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Schmid was unaware, or with respect to any material nonpublic information acquired by Mr. Schmid or the company after the date of the representation.
Other than as disclosed above, during the three months ended September 30, 2024, none of the company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.
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

AnaptysBio, Inc.

Date:	November 5, 2024	By:	/s/ Daniel Faga
Daniel Faga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2024	By:	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)