Form 10-K
period 2024-12-31
ANAPTYSBIO, INC
filed 2025-02-27
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates of the registrant was $487,837,306 as of June 30, 2024.
The number of shares of Registrant’s Common Stock outstanding was 30,666,781 as of February 24, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, scheduled to be held on June 17, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•our plans and ability to develop and commercialize antibodies;
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
•our ability to find a licensing partner for etokimab;
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

PART I
Item 1. Business
Overview
We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics for autoimmune and inflammatory diseases. Our pipeline includes our lead program, rosnilimab, a depleter and agonist targeting PD-1+ T cells, in a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and a Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”). We also have other antibodies in our portfolio, including ANB033, a CD122 antagonist in a Phase 1 trial and ANB101, a BDCA2 modulator, entering a Phase 1 trial. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immuno-oncology, including a PD-1 antagonist (Jemperli (dostarlimab-gxly) or “Jemperli”) and a TIM-3 antagonist (cobolimab, GSK4069889). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK.
Our Wholly Owned Product Candidate Pipeline
Our immune cell modulating antibodies treat inflammatory disorders by down regulating immune responses mediated by multiple immune cell types including T cells. We believe these molecules have potential applicability across a broad range of autoimmune and inflammatory diseases including dermatology, rheumatology, gastroenterology, respiratory, and neurology therapeutic areas.
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
Rosnilimab is an IgG1 antibody that directly targets PD-1+ T cells, resulting in their depletion or agonism, broadly impacting pathogenic drivers of autoimmune and inflammatory diseases. An IgG1 PD-1 agonist acts through three distinct mechanisms; depletion of PD-1high effector T cells, depletion of PD-1high Tfh and Tph cells, and agonism of PD-1int T cells. This drives specific immunological outcomes in both inflamed tissue and the periphery, such as reduction in T cell proliferation, migration, and cytokine secretion, and reduction of plasma cell generation and autoantibody levels. Rosnilimab is designed to enable formation of a tight immune synapse by binding to PD-1 on a membrane-proximal epitope, and simultaneously anchoring to an Fc receptor on an opposing cell, supporting crosslinking and excluding activating phosphatases such as CD45. Rosnilimab also facilitates depletion by bringing effector cells into closer proximity to pathogenically activated PD-1high T cells.
In in vitro studies, when PD-1+ T cells were cocultured in the presence of NK cells, rosnilimab demonstrated potent depletion of PD-1+ T cells. In separate in vitro studies, in which T cells were stimulated in the presence of only dendritic cells (in the absence of any cells capable of mediating depletion), rosnilimab demonstrated potent agonism properties such as a reduction in PD-1+ T cell proliferation and reduction in secretion of inflammatory cytokines.
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
In February 2025, we announced top-line data from rosnilimab’s randomized, placebo-controlled, global 424-patient, Phase 2b clinical trial for moderate-to-severe rheumatoid arthritis. Patients were randomized to receive either 100mg of subcutaneous rosnilimab every four weeks (Q4W), 400mg Q4W, 600mg every two weeks (Q2W), or placebo. The trial achieved its primary endpoint of the mean change from baseline in baseline disease activity score -- 28 joints (DAS-28) C-Reactive Protein (CRP) score at Week 12 for all three doses of rosnilimab compared to the placebo.
Rosnilimab achieved statistical significance in at least one dose and numerical superiority at all doses, including once monthly administration, on key secondary endpoints of ACR20, ACR50 and clinical disease activity index (CDAI) low disease activity (LDA) score at Week 12. Following completion of the Week 14 visit, 69% (or 220 of the 318) rosnilimab-treated patients who achieved CDAI LDA and continued their assigned treatment in a blinded, all-active treatment period as of the December 10, 2024 data cutoff, appeared to show sustained CDAI LDA, ACR50 and ACR70 responses out to end-of-treatment at Week 28. These Phase 2b data to date have demonstrated a favorable safety and tolerability profile.
Translational blood biomarker data, across all doses in the Phase 2b trial, showed similar immunological impact with robust on-target pharmacological activity in rosnilimab-treated patients that was not observed in patients on placebo. Rosnilimab demonstrated rapid and sustained reduction of approximately 90% PD-1high T cells and approximately 50% of PD-1+ T cells, and an increase in total Tregs. Additionally, an approximate 50% reduction in the mean CRP from baseline was observed in rosnilimab-treated patients through the entire trial period that was not observed in patients on placebo.
We are also conducting a randomized placebo-controlled 132-patient, global Phase 2 trial assessing two dose levels of subcutaneously administered rosnilimab in moderate-to-severe UC. Rosnilimab will be dosed for up to 48 weeks on well-established endpoints including clinical remission on the modified Mayo score (“mMS”), clinical response on the mMS and endoscopic remission. We anticipate reporting top-line data on the primary endpoint at Week 12 in the UC trial in the fourth quarter of 2025.
ANB033
ANB033 targets CD122, the common beta subunit shared by the IL-15 and IL-2 receptors. IL-15 and IL-2 signaling mediate the proliferation and survival of NK cells and certain CD8 T cell subsets. ANB033 is an antibody designed with an affinity to CD122 that inhibits IL-15 and IL-2 signaling through the low affinity IL-2 receptor (comprised of CD122 and the common gamma subunit, CD132) while sparing IL-2 signaling through the high affinity IL-2 receptor (comprised of CD122, CD132 and the alpha receptor subunit for IL-2, CD25) expressed by regulatory T cells. This leads to the potential to achieve and maintain remission of inflammation through the reduction of disease-causing NK cells and certain CD8 T cell subsets, while sparing regulatory T cells. By preventing the consumption of IL-2 by pathogenic cells that express the low affinity IL-2 receptor, circulating levels of IL-2 may increase, potentially enhancing regulatory T cell numbers that express the high affinity IL-2 receptor in the setting of inflammation. We initiated a Phase 1 clinical trial of ANB033 in October 2024.
ANB101
Blood dendritic cell antigen 2 (“BDCA2”) is a molecule specifically expressed on plasmacytoid dendritic cells (“pDCs”), a class of immune cells which, while found in relatively small numbers in healthy individuals, are enriched in patients with a variety of inflammatory diseases, that is critical to the regulation of toll-like receptor signaling and interferon secretion. pDCs are a key upstream node in the inflammatory cascade that serve as a bridge between innate and adaptive immunity. They have been shown to be prolific secretors of type I interferons, which drive activation of a variety of downstream cell types including T cells and monocytes. Together with their ability to present antigens to the adaptive immune system, this creates a pro-inflammatory environment for the establishment and perpetuation of autoimmune pathology. BDCA2 has been implicated in the pathophysiology of systemic lupus erythematosus (“SLE”), where there exists mechanistic clinical proof of concept for pDC modulation. ANB101 is a BDCA2 modulator antibody that targets pDCs and potently inhibits interferon secretion and modulates antigen presentation for the treatment of autoimmune and inflammatory diseases. We plan to initiate enrollment for a Phase 1 clinical trial in the first quarter of 2025.
Collaborative Programs
GSK Collaboration
Multiple company-discovered antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with GSK.
Under the GSK Agreement, a Biologics License Application (“BLA”) for our most advanced partnered program, which is a PD-1 antagonist antibody called Jemperli (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (“dMMREC”). In February 2023, the FDA granted full approval for this indication (from an accelerated approval). In addition, in April 2021 the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for Jemperli for use in women with mismatch repair deficient (“dMMR”)/microsatellite instability-high (“MSI-H”) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen. A second FDA approval was received in August 2021 for Jemperli in pan-deficient mismatch repair tumors (PdMMRT). In July 2023, the FDA approved Jemperli in combination with chemotherapy for the treatment of adult patients with dMMR MSI-H primary advanced or recurrent endometrial cancer. In December 2023, the EMA approved, in the EU, Jemperli plus chemotherapy for dMMR/MSI-H primary advanced or recurrent endometrial cancer. In August 2024, the FDA approved Jemperli plus chemotherapy for all adult patients with primary advanced or recurrent endometrial cancer. In January 2025, the EMA approved Jemperli plus chemotherapy for this same indication.

For the year ended December 31, 2024, GSK reported $598.0 million sales for Jemperli, a greater than 200% sales growth when compared to $175.6 million for the year ended December 31, 2023.
In addition, under the collaboration, GSK is developing dostarlimab in combination with another development program from the GSK Agreement, including cobolimab, a TIM-3 antibody. GSK is conducting a Phase 3 trial, COSTAR Lung, which is a randomized, open label 3-arm trial comparing cobolimab plus dostarlimab plus docetaxel to dostarlimab plus docetaxel to docetaxel alone in patients with advanced non-small-cell lung cancer (“NSCLC”) who have progressed on prior anti-PD-(L)1 therapy and chemotherapy with top-line results expected in the first half of 2025.
Vanda Pharmaceuticals Collaboration
On January 31, 2025, we entered into an Exclusive License Agreement (the “License Agreement”) with Vanda Pharmaceuticals Inc. (“Vanda”) pursuant to which we granted to Vanda an exclusive, global license for the development and commercialization of imsidolimab (IL-36R antagonist mAb), which has completed two registration-enabling global Phase 3 trials, GEMINI-1 and GEMINI-2, evaluating the safety and efficacy of imsidolimab in patients with Generalized Pustular Psoriasis (GPP).
Pursuant to the terms of the License Agreement, we will receive an upfront payment of $10.0 million and a $5.0 million payment for existing drug supply. Anaptys is also eligible to receive up to $35.0 million for future regulatory approval and sales milestones in addition to a 10% royalty on net sales.
Our Product Candidates
The following table summarizes certain key information about our wholly owned product candidates:

Development Stage and Anticipated Milestones

	Antibody Program	Therapeutic Indication	IND Enabling	Phase 1	Phase 2	Phase 3
Immune Cell Modulators	Rosnilimab (PD-1 depleter and agonist)	Rheumatoid Arthritis			Full clinical data Q2 2025 Translational data Q2 2025	
		Ulcerative Colitis			Top-line P2 data Q4 2025	
	ANB033 (CD122 antagonist)	Inflammatory Diseases		P1 initiated R&D event in 2025		
	ANB101 (BDCA2 modulator)	Inflammatory Diseases		P1 initiation Q1 2025

Our Strategy
We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. Our immune cell modulating antibodies modulate key nodes governing the body’s regulation of autoimmunity and inflammation. Dysregulated immune responses may result in abnormal and pathological inflammation in diseases with large and substantially underserved patient populations in the therapeutic areas of dermatology, rheumatology, gastroenterology, respiratory and neurology. The key elements of our strategy include:
•Enabling broad development of our immune cell modulator portfolio.

•Generating in vitro and in vivo translational and clinical data to characterize the differentiation of our molecules from in-class competitors and, relative to standard of care, treat patient populations most likely to have deeper and/or more durable responses by restoring immune homeostasis.
•Facilitating the global commercialization of our product candidates while retaining rights in key therapeutic areas and/or commercial markets to enable us to become a fully integrated discovery, development and commercial organization.
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
Collaborations
GlaxoSmithKline
In March 2014, we entered into a Collaboration and Exclusive License Agreement (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GSK (Tesaro and GSK are hereinafter referred to, collectively, as “GSK”). Currently, under the GSK Agreement, GSK is developing Jemperli (dostarlimab) as a monotherapy for various solid tumor indications. In addition, GSK is developing dostarlimab in combination with additional therapies under the collaboration, including with another development program from the GSK Agreement: cobolimab, a TIM-3 antibody, in 2L NSCLC. In October 2023, Amendment No. 5 to the GSK Agreement (the “GSK Amendment No. 5”) was agreed by both parties to terminate the LAG-3 antagonist antibody development program under the GSK Agreement. In accordance with the GSK Agreement and the GSK Amendment No. 5, we have regained full global rights to the LAG-3 antagonist antibody development program.
For each remaining development program under the GSK Agreement, we are eligible to receive milestone payments if certain preclinical and clinical trial events are achieved by GSK, if certain U.S. and European regulatory submissions and approvals in multiple indications are achieved, and upon the achievement of specified levels of annual worldwide net sales. We will also be eligible to receive tiered 4-8% royalties related to worldwide net sales of products developed under the collaboration. On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “GSK Amendment No. 3”) was agreed to by both parties to permit GSK to conduct development and commercialization in combination with any third party molecules of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor (“Zejula”). Under GSK Amendment No.3, we were granted increased royalties upon sales of Jemperli, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion, 12% of Net Sales between $1.0 billion and $1.5 billion, 20% of Net Sales between $1.5 billion and $2.5 billion and 25% of Net Sales above $2.5 billion. Unless earlier terminated by either party upon specified circumstances, the GSK Agreement will terminate, with respect to each specific developed product, upon the later of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent.
In October 2021, we signed a royalty monetization agreement (“Jemperli Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners, LP (“Sagard”). Under the terms of the Jemperli Royalty Monetization Agreement, we received $250.0 million in exchange for royalties and milestones payable to us under our GSK collaboration on annual global net sales of Jemperli. We retained the rights to a $75.0 million sales milestone when Jemperli annual Net Sales exceed $1 billion.
In May 2024, we entered into an amendment to the Jemperli Royalty Monetization Agreement, Amendment No. 1 (the “Jemperli Amendment”) under which we sold additional receivables to Sagard in exchange for $50.0 million. The Jemperli Amendment includes all Jemperli sales, including any product containing Jemperli, whether or not such product constitutes a combination product, and the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Amendment is either $600.0 million if received by the end of March 31, 2031, or $675.0 million if received thereafter. Once either of these thresholds are met, the Jemperli Royalty Monetization Agreement and the Jemperli Amendment will expire, resulting in us regaining all subsequent Jemperli royalties and milestones. As of January 31, 2025, Sagard has received a total of $88.8 million in royalties and milestones. For more information see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.

The GSK Agreement, as amended, expires when no further payments are due to us, unless earlier terminated. Either party may terminate the GSK Agreement, as amended, in the event of an uncured material breach by the other party. GSK may terminate the GSK Agreement, as amended, at any time upon 90 days’ prior written notice to us.
Intellectual Property
Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for product candidates, novel biological discoveries, epitopes, new therapeutic approaches and potential indications, and other inventions that are important to our business. In total, our patent portfolio, including patents co-owned with GSK, patents licensed from Centessa Pharmaceuticals (UK) Ltd., and patents to certain antibody discovery technology consisted of approximately 100 issued patents and 134 pending patent applications as of December 31, 2024.
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
The patent portfolios for our internal programs are outlined below:
Rosnilimab
As of December 31, 2024, we owned 17 patents and pending patent applications in various countries directed to the antibody sequence of rosnilimab and its variants, methods of use and related matters. We intend to prosecute our pending applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that have issued or that may issue from or claim priority to our pending applications could provide protection for aspects of this product candidate until June 2040.
ANB033
As of December 31, 2024, we owned one pending U.S. provisional patent application and one pending international (PCT) patent application directed to the antibody sequence of ANB033 and its variants, methods of use and related matters. We intend to prosecute these patent applications, file additional patent applications claiming priority to these patent applications, and pursue patent issuance, in key commercial markets where significant product sales may occur. Patents that may issue claiming priority to these patent applications could provide protection for aspects of this product candidate until September 2045.
ANB101
As of December 31, 2024, we owned rights to 14 pending patent applications in various countries directed to the antibody sequence of ANB101 and its variants, methods of use and related matters. We intend to prosecute the pending applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from or claim priority to the pending applications could provide protection for aspects of these product candidates until August 2040.
ANB032
As of December 31, 2024, we owned 28 patent applications in various countries, including one international (PCT) patent application, directed to the antibody sequence of ANB032 and its variants, methods of use and related matters. We intend to prosecute the pending patent applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from or claim priority to our pending applications could provide protection for aspects of this product candidate until May 2044.
Dostarlimab (GSK4057190)
As of December 31, 2024, we owned or co-owned 24 patents and patent applications in various countries directed to the antibody sequence of GSK4057190 (dostarlimab), a PD-1 antagonist, and its variants, methods of use and related matters. We intend to prosecute our pending applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that have issued, or that may issue from or claim priority to our pending applications, could provide protection for aspects of this product until June 2038.

Cobolimab (GSK4069889)
As of December 31, 2024, we owned or co-owned 26 patents and patent applications in various countries directed to the antibody sequence of GSK4069889 (cobolimab), a TIM-3 antagonist, and its variants, methods of use and related matters. We intend to prosecute our pending applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that have issued, or that may issue from or claim priority to our pending applications, could provide protection for aspects of this product candidate until November 2037.
Imsidolimab
As of December 31, 2024, we owned 44 patents and patent applications in various countries directed to the antibody sequence of imsidolimab and its variants, methods of use and related matters. We intend to prosecute our pending applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that have issued, or that may issue from or claim priority to our pending applications could provide protection for aspects of this product candidate until May 2042.
Etokimab
As of December 31, 2024, we owned 19 patents and patent applications in various countries directed to the antibody sequence of etokimab and its variants, methods of use and related matters. We intend to prosecute our pending applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that have issued, or that may issue from or claim priority to our pending applications could provide protection for aspects of this product candidate until January 2035.
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
Manufacturing
We must manufacture our product candidates for clinical trial use in compliance with current good manufacturing practices (“cGMP”). The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of materials, components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP requirements and global regulatory requirements before any product is approved and we can manufacture commercial products. Our third party manufacturers will be subject to periodic regulatory inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess compliance with applicable regulations.
Our internal manufacturing capabilities include non-cGMP antibody and reagent production using small scale quantities for characterization and in vitro and in vivo preclinical assessment of product candidates. We do not have and we do not currently plan to acquire or develop the facilities or capabilities to manufacture our product candidates for use in human clinical trials.
We rely on third party manufacturers to generate cGMP compliant cell lines and will rely on them to produce cGMP drug substance and drug product required for our clinical trials, and we expect to continue to rely on third parties to manufacture clinical trial drug supplies for the foreseeable future. We also contract with additional third parties for the testing, labeling, packaging, storage and distribution of investigational drug products. We have personnel with significant technical, manufacturing, analytical, quality, including cGMP, and project management experience to oversee our third party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes. While our contract manufacturers have not yet produced commercially-approved cGMP batches of our product candidates, they have previously manufactured products for other companies in compliance with cGMP and have been previously inspected by regulatory authorities for compliance with cGMP standards.
Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. These actions could have a material impact on the availability of our products. Third party manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.
Competition
The biotechnology and pharmaceutical industries are characterized by continuing technological advancement and significant competition. While we believe that our product candidates, technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products and the ease of use and effectiveness of any companion diagnostics. The level of generic competition and the availability of reimbursement from government and other third party payors will also significantly affect the pricing and competitiveness of our products. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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

For our PD-1 agonist antibody program, our competitors include other PD-1 agonist antibodies GS-0151 (Gilead) in Phase 1b development for the treatment of rheumatoid arthritis, and a PD-1 agonist antibody (Boehringer Ingelheim) in Phase 1 development. Our commercial-stage competitors in moderate-to-severe rheumatoid arthritis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie), IL-6 (Actemra; Roche and Kevzara; Regeneron), CD-80/86 (Orencia; BMS), CD-20 (Rituxan; Roche), and janus kinase inhibitors (Rinvoq; AbbVie, Olumiant; Eli Lilly, and Xeljanz; Pfizer). Commercial-stage competitors in moderate-to-severe ulcerative colitis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie and Remicade; Johnson & Johnson), anti-α4β7 (Entyvio; Takeda), anti-IL-23 (Stelara; Johnson & Johnson, Omvoh; Eli Lilly, Tremfya; Johnson and Johnson, and Skyrizi; AbbVie) and S1P inhibitors (Zeposia; Bristol Myers Squibb and Velsipity; Pfizer) and janus kinase inhibitors (Rinvoq; AbbVie, and Xeljanz; Pfizer) as well as monoclonal antibodies targeting anti-TL1A (PRA023; Merck, RVT-3101; Roche and duvakitug; Teva/Sanofi) in Phase 2 and 3 development.
For our anti-CD122 antagonist antibody program, our clinical competitors include other anti-CD122 antagonist antibodies, auremolimab (Incyte), in Phase 1 development for the treatment of vitiligo and FB-102 (Forte Bioscience) in Phase 1b development for the treatment of celiac disease, and three anti-IL-15 monoclonal antibodies, AMG 714 (Amgen), currently in Phase 2 development for the treatment of celiac disease, CALY-002 (Novartis), currently in Phase 1b development for the treatment of celiac disease and eosinophilic esophagitis, and TEV-‘408 (Teva), currently in Phase 1b development for the treatment of celiac disease and vitiligo.
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
HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any health care benefit program, including private third party payors, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Like the Anti-Kickback Statute, the ACA amended the intent standard for certain health care fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
Coverage, pricing and reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third- party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third party payors include federal and state health care programs, private managed care providers, health insurers and other organizations. The process for determining whether a third party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
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
The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on health care pricing. Coverage policies and third party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Healthcare reform
Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act (“IRA”), which, among other things, allows the HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations, and by October 1, 2023, each manufacturer of the selected drugs signed a manufacturer agreement to participate in the negotiations. HHS announced the negotiated maximum fair prices on August 15, 2024, and this price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation and in November 2024, CMS finalized regulations pertaining to these inflation rebates. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions began taking effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented in the future.
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

Employees and Human Capital Resources
As of December 31, 2024, we had 136 employees. Of these employees, 102 were primarily engaged in research and development activities and 40 held a doctorate degree such as an M.D., Ph.D., or PharmD. None of our employees are represented by a labor union or covered by collective bargaining agreements. We have never experienced a work stoppage and believe that we have good employee relations.
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
Summary of Risk Factors
An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:
•Our product candidates in development may fail or suffer delays that adversely affect their commercial viability. Results from our initial clinical trials may not be representative of the results we will experience in later clinical trials. If we or our collaborators are unable to complete development of or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•Our ongoing and planned clinical trials or those of our collaborators may reveal significant adverse events, toxicities or other side effects and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
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
•We are currently in Phase 2 clinical development of rosnilimab, and have no history of commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.

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
•The manufacture of biologics is complex, and our third party manufacturers may encounter difficulties in production. If any of our third party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our products for patients, if approved, could be delayed or stopped.
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
•Our existing collaboration with GSK and other collaborations are important to our business, and other future collaborations may also be important to us. If we are unable to maintain the GSK collaboration, or if this collaboration is not successful, our business could be adversely affected.
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
Risks Related to Discovery and Development of Our Product Candidates
Our product candidates in development may fail or suffer delays that adversely affect their commercial viability. Results from our initial clinical trials may not be representative of the results we will experience in later clinical trials. If we or our collaborators are unable to complete development of or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
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
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care, and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. For example, in February 2025 we reported interim positive results for rosnilimab’s Phase 2b clinical trial in rheumatoid arthritis. However, the results we have received to date may not be predictive of the full, complete clinical trial results.
Furthermore, we may conduct clinical trials of a product candidate in multiple indications based on assumptions about the product candidate’s mechanism of action. However, it is possible that our assumptions regarding the effectiveness of a product candidate’s mechanism of action may be incorrect and that the product candidate may be ineffective in certain diseases or disorders. If this were the case, then the results from any clinical trials of a product candidate that we conduct are less likely to be positive. For example, even though we showed interim positive data for rosnilimab in our Phase 2b clinical trial in rheumatoid arthritis, data from rosnilimab’s ongoing Phase 2 clinical trial in ulcerative colitis may not be positive.
If our other ongoing or future clinical trials of any of our product candidates, including rosnilimab, ANB033 or ANB101, are unsuccessful, whether for one of the reasons mentioned above or otherwise, our product candidates may be delayed in development or fail entirely, which would have a material adverse impact on our business.
The success of our current product candidates, and any other product candidates we may develop in the future, will depend on many factors, including the following:
•obtaining regulatory permission to initiate clinical trials;
•successful enrollment of patients in, and the completion of, our planned clinical trials;
•receiving marketing approvals from applicable regulatory authorities;
•establishing commercial manufacturing capabilities and/or making arrangements with third party manufacturers;
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
•acceptance of our product candidates, if and when approved, by patients, the medical community and third party payors;
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
We are currently in Phase 2 clinical development of rosnilimab, and have no history of commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
Our operations to date have been largely limited to financing and staffing our company, developing our technology, and developing our wholly owned product candidates and other product candidates in partnerships with our collaborators. As a company, we have only very limited experience conducting pivotal Phase 3 clinical trials and have not had previous experience commercializing product candidates, including submitting a BLA to the FDA. In part because of this lack of experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized. Clinical trials and commercializing our wholly owned product candidates will require significant additional financial and management resources, and reliance on third party clinical investigators, CROs, consultants or collaborators. Relying on third party clinical investigators, third party manufacturing, CROs or collaborators may result in delays that are outside of our control.
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
•failure of our third party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
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
For our PD-1 agonist antibody program, our competitors include other PD-1 agonist antibodies GS-0151 (Gilead) in Phase 1b development for the treatment of rheumatoid arthritis, and a PD-1 agonist antibody (Boehringer Ingelheim) in Phase 1 development. Our commercial-stage competitors in moderate-to-severe rheumatoid arthritis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie), IL-6 (Actemra; Roche and Kevzara; Regeneron), CD-80/86 (Orencia; BMS), CD-20 (Rituxan; Roche), and janus kinase inhibitors (Rinvoq; AbbVie, Olumiant; Eli Lilly, and Xeljanz; Pfizer). Commercial-stage competitors in moderate-to-severe ulcerative colitis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie and Remicade; Johnson & Johnson), anti-α4β7 (Entyvio; Takeda), anti-IL-23 (Stelara; Johnson & Johnson, Omvoh; Eli Lilly, Tremfya; Johnson and Johnson, and Skyrizi; AbbVie) and S1P inhibitors (Zeposia; Bristol Myers Squibb and Velsipity; Pfizer) and janus kinase inhibitors (Rinvoq; AbbVie, and Xeljanz; Pfizer) as well as monoclonal antibodies targeting anti-TL1A (PRA023; Merck, RVT-3101; Roche and duvakitug; Teva/Sanofi) in Phase 2 and 3 development.
For our anti-CD122 antagonist antibody program, our clinical competitors include other anti-CD122 antagonist antibodies, auremolimab (Incyte), in Phase 1 development for the treatment of vitiligo and FB-102 (Forte Bioscience) in Phase 1b development for the treatment of celiac disease, and three anti-IL-15 monoclonal antibodies, AMG 714 (Amgen), currently in Phase 2 development for the treatment of celiac disease, CALY-002 (Novartis), currently in Phase 1b development for the treatment of celiac disease and eosinophilic esophagitis, and TEV-‘408 (Teva), currently in Phase 1b development for the treatment of celiac disease and vitiligo.
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
The manufacture of biologics is complex, and our third party manufacturers may encounter difficulties in production. If any of our third party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our products for patients, if approved, could be delayed or stopped.
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
In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we or our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Moreover, we source certain of the raw materials needed for our product candidates from outside the United States. Although we have not experienced any material supply interruptions to date, it is possible that political, economic or public health events could cause such interruptions in the future. Further, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the United States. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products.
The macroeconomic and geopolitical environment may have a material impact on the U.S. and global economies and could materially impact our business, financial condition and results of operations.
The macroeconomic and geopolitical environment, including inflation, increased volatility in interest rates, tariffs and the debt and equity markets, instability in the global banking system, global health crises and pandemics and geopolitical conflict have had, and may continue to have, an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition, including impairing our ability to raise additional capital on favorable terms. The extent to which any such factors impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the event and the actions to contain its impact.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. For the year ended December 31, 2024, our collaboration revenue was $91.3 million and our net loss was $145.2 million. As of December 31, 2024, we had an accumulated deficit of $759.3 million.
We have financed our operations primarily through our initial public offering of common stock in January 2017, our follow-on public offerings of common stock in October 2017, September 2018, and August 2024, and royalty monetization transactions such as our Jemperli Royalty Monetization Agreement and Jemperli Amendment. We have devoted substantially all of our efforts to research and development. Rosnilimab is in Phase 2 clinical development and we expect that it will be several years, if ever, before any of our active product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. Our revenue has been historically derived from amortization of upfront payments, research and development funding, and milestone and royalty payments under collaboration and license agreements with our collaborators. Our ability to generate future product revenue from our current or future product candidates depends on a number of additional factors, including our ability (or as applicable our collaborators’ ability) to:
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
•obtain coverage and adequate product reimbursement from third party payors, including government payors;

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
If we need to conduct additional fundraising activities and we do not raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects. Adverse macro-economic conditions, including volatility in equity capital markets, fluctuating interest rates, tariffs, actual or perceived instability in the U.S. and global banking systems, and fluctuations in foreign exchange rates, could prevent us from raising additional capital in sufficient amounts or on terms acceptable to us or at all. Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including:

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
Risks Related to Our Dependence on Third Parties
Our existing collaboration with GSK and other collaborations are important to our business, and other future collaborations may also be important to us. If we are unable to maintain the GSK collaboration, or if this collaboration is not successful, our business could be adversely affected.
We have entered into collaboration with GSK to develop several of our product candidates. GSK has advanced multiple antibodies generated through our collaboration into clinical trials. If our collaboration with GSK were terminated, we may not receive all or any of the funding potentially coming from such collaboration, which could adversely affect our business or financial condition. For example, in October 2023, we agreed with GSK to terminate the LAG-3 antagonist antibody development program under our existing collaboration. As a result, we will not receive any additional milestones or any royalties from GSK for that development program.

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
We outsource the manufacture of our product candidates. We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. If we were to experience an unexpected loss of supply of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, our business would be harmed, and we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, we may be required to manufacture additional supplies of our product candidates to the extent our estimates of the amounts required prove inaccurate, we suffer unexpected losses of product candidate supplies, or we are required to have fresh product candidate supplies manufactured to satisfy regulatory requirements or specifications. Any significant delay or discontinuation in the supply of a product candidate, or the raw material components thereof, due to the need to replace a contract manufacturer or other third party manufacturer or otherwise, could considerably harm our business and ability to generate revenue and delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.
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
Reliance on third party manufacturers entails additional risks, including the possible breach of the manufacturing agreement by the third party and the possible termination or nonrenewal of the agreement by the manufacturer at a time that is costly or inconvenient for us. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected product candidates could be significantly delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.
We depend on a small number of suppliers for the raw materials necessary to produce our product candidates. The loss of these suppliers, or their failure to supply us with these raw materials, would materially and adversely affect our business.
We depend on the availability of key raw materials for our product candidates from a small number of third party suppliers. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials. We do not have any control over the availability of raw materials. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products. If either we or any third parties in the supply chain for materials used in the production of our product candidates are disrupted, including by political, economic or public health events, it could limit our ability to manufacture our product candidates for our preclinical or clinical studies.
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
Any drugs we develop may become subject to unfavorable third party reimbursement practices and pricing regulations.
The availability and extent of coverage and adequate reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations or reimbursed by government health administration authorities, private health coverage insurers and other third party payors. If reimbursement is not available, or is available only to limited levels, we or our collaborators may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which marketing approval is obtained. If coverage and reimbursement are not available or reimbursement is available only at limited levels, we or our collaborators may not successfully commercialize any product candidate for which marketing approval is obtained.
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
Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly examining the medical necessity and reviewing the cost effectiveness of medical drug products. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third party payors may limit coverage to specific drug products on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We or our collaborators may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. Nonetheless, our product candidates may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we or our collaborators commercialize and, if reimbursement is available, what the level of reimbursement and the timing of achieving a reimbursement determination will be.
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
Moreover, increasing efforts by governmental and third party payors, in the United States and internationally, to cap or reduce health care costs may cause such organizations to limit both coverage and level of reimbursement for new products approved, and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on health care costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the health care market.
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
If we or our collaborators are unable to establish or sustain coverage and adequate reimbursement for any future product candidates from third party payors, the adoption of those product candidates and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved. Coverage policies and third party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
In addition, other legislative changes have been proposed and adopted in the United States federal and state levels to reduce healthcare expenditures. For example, several healthcare reform initiatives culminated in the enactment of the IRA, in August 2022, which allows, among other things, the HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this only applies to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the law eliminated the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions are taking effect progressively starting in 2023, although they are subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, it is unclear how the IRA will be implemented but it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.

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
Our relationships with customers and third party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other health care laws and regulations, which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
Health care providers and third party payors play a primary role in the recommendation and prescription of any product candidates for which we or our collaborators obtain marketing approval. Our future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we or our collaborators market, sell and distribute our product candidates for which marketing approval is obtained. Restrictions under applicable federal and state health care laws and regulations include the following:
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
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report to CMS annually information regarding payments and other transfers of value to physicians and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information was initially made publicly available on a searchable website in September 2014 and is disclosed on an annual basis; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third party payors, including private insurers.
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
We process a quantity of sensitive, confidential and/or regulated information, including confidential business and patient health information in connection with our clinical trials, and are subject to U.S. and international laws and regulations governing the privacy and security of such information. Each of these laws is subject to varying interpretations and constantly evolving. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure, processing and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. In the EU and United Kingdom (“UK”), their respective General Data Protection Regulations (collectively, “GDPR”), which apply extraterritorially, impose several strict requirements for controllers and processors of personal information. These include higher standards for obtaining consent from individuals to process their personal information, increased requirements pertaining to the processing of special categories of personal information (such as health information) and pseudonymized (i.e., key-coded) data, and heightened transfer requirements of personal information from the European Economic Area/UK/Switzerland to countries not deemed to have adequate data protections laws (including the United States). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (approximately $22.6 million) or 4 percent of the annual global revenues of the noncompliant company, whichever is greater.
In the United States, in addition to HIPAA, various federal (for example, the Federal Trade Commission) and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international, or other state laws, and such laws may differ from each other, all of which may impact our compliance efforts. For example, California enacted the California Consumer Privacy Act (as amended, the “CCPA”). Failure to comply with the CCPA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the California Privacy Protection Agency or the California Attorney General. Following California’s lead, over a third of U.S. states have adopted comprehensive privacy and security laws and regulations, which govern the privacy, processing and protection of personal information, including certain specific requirements and laws with respect to health-related information. For example, Washington state has passed the My Health My Data Act, which is focused on the collection of consumer health data, has a broader scope than HIPAA and includes a private right of action. In addition, various comprehensive federal privacy bills have been proposed in Congress.
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

Federal, state, and foreign government requirements include obligations to notify regulators and/or individuals of security breaches or other similar reportable incidents experienced by us, or our vendors, contractors, or organizations with whom we had specific contractual obligations to protect our data. Further, the improper access to, use of, or disclosure of our data or a third party’s personal information could subject us to individual or consumer class action litigation and governmental investigations and proceedings by federal, state, and local regulatory entities in the U.S. and by international regulatory entities. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with existing and new data protection rules and possible government oversight.
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
Moreover, future and recent past changes in the patent laws in the U.S. and abroad could impact or could increase the uncertainties and costs surrounding the prosecution of our and our licensors’, licensees’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’, licensees’ or collaborators’ issued patents, which could have an impact on our business and financial conditions. For example, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit rendered decisions in several patent cases such as Association for Molecular Pathology v. Myriad Genetics, Inc., BRCA1- & BRCA2-Based Hereditary Cancer Test Patent Litig., Mayo Collaborative Services v. Prometheus Laboratories, Inc., and Alice Corporation Pty. Ltd. v. CLS Bank International, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’, licensees’ or collaborators’ ability to obtain patents in the future, these type of changes in the patent laws have created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors’, licensees’ or collaborators’ ability to obtain new patents or to enforce existing patents and patents that we and our licensors, licensees or collaborators may obtain in the future.
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
Because we collaborate with various collaborators on the development and commercialization of one or more of our product candidates and because we rely on third parties to manufacture our product candidates, we must, at times, share trade secrets with them. We seek to protect our wholly owned technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third party contractors and consultants prior to disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business.
In addition, these agreements typically restrict the ability of our advisors, employees, third party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with in the future may be granted rights to publish data arising out of such collaboration, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration, in addition to the opportunity to remove confidential or trade secret information from any such publication. Our existing collaborative research and development programs may require us to share trade secrets under the terms of our research and development collaborations or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets through breach of our agreements with third parties, independent development or publication of information by any of our third party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.
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
Within and outside of the United States, there has been a substantial amount of litigation and administrative proceedings regarding patent and other intellectual property rights in the pharmaceutical industry including opposition, derivation, reexamination, inter partes review or interference proceedings, or other preissuance or post-grant proceedings. Such proceedings may be provoked by third parties or by us or our licensors, licensees or collaborators to protect or enforce our or our licensors’, licensees’ or collaborators’ patents or patent applications. Additionally, third party preissuance submission of prior art to the USPTO or other foreign jurisdictions may jeopardize the issuance or scope of our or our licensors’, licensees’ or collaborators’ patent applications. An unfavorable outcome in any such proceedings could require us or our licensors, licensees or collaborators to cease using the related technology, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors, licensees or collaborators a license on commercially reasonable terms or at all, and we could be forced to stop commercializing our product candidates. Even if we or our licensors, licensees or collaborators obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors, licensees or collaborators.
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

Our internal computer systems, or those of our third-party collaborators or other service providers, may fail or suffer security breaches and cyber-attacks, which could result in a material disruption of our development programs.
We are increasingly dependent on information technology systems, infrastructure and data to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of confidential and sensitive information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. We have established physical, electronic and organizational measures to safeguard and secure our systems which are designed to prevent data compromise, and rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and the processing, transmission and storage of our information. We have also outsourced elements of our information technology infrastructure, resulting in a number of third-party vendors that may or could have access to our information. Despite the implementation of security measures, any of the internal technology systems belonging to us, our collaborators or our third party service providers are vulnerable to damage from computer viruses, bugs, worms, malware, hacking, supply chain attacks and vulnerabilities, distributed denial-of-service attacks, credential stuffing or harvesting, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. Any system failure, accident or security breach that causes interruptions in our own, in collaborators’ or in third party service providers’ operations could result in a material disruption of our drug discovery and development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our or our collaborators’ regulatory approval efforts and significantly increase our costs in order to recover or reproduce the lost data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential, sensitive or proprietary information, we may incur liability as a result, our drug discovery programs and competitive position may be adversely affected, and the further development of our product candidates may be delayed. Furthermore, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.
Our system protections may be ineffective or inadequate, or we could be impacted by software bugs or other technical malfunctions, as well as employee error or malfeasance. Additionally, laws and regulations regarding privacy and data protection are evolving, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our or our collaborators or third party service providers’ business practices and products and service offerings. To the extent that the measures we or our collaborators or third-party service providers have taken prove to be insufficient or inadequate, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, damages, harm to our reputation, or loss of customers. While we have not experienced any material losses as a result of any system failure, accident or security breach to date, we have been the subject of certain phishing attempts in the past. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. Additionally, a party who circumvents our security measures could, among other effects, appropriate proprietary data, cause interruptions in our operations, or expose our collaborators to hacks, viruses, and other disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, while we maintain cybersecurity insurance coverage, we cannot be sure that such coverage will be adequate or sufficient to compensate for any losses associated with such events, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. The development and maintenance of our information technology systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.
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
•market conditions in the biotechnology sector; and
•general economic uncertainty and capital markets disruptions, which have been substantially impacted by geopolitical instability, actual or perceived instability in the U.S. and global banking systems, uncertainty with respect to the U.S. federal budget, and fluctuating interest rates, tariffs and inflation.
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
In addition, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. While we have compiled the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act, we will need to maintain and enhance these processes and controls as we grow, and we may require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. Regardless of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our reported operating results and harm our reputation. Internal control deficiencies could also result in a restatement of our financial results.
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. We also have registered all shares of common stock that we may issue under our equity incentive plans or that are issuable upon exercise of outstanding options or upon vesting of outstanding awards. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. In November 2022, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $150.0 million through Cowen as our sales agent. In November 2024, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $100.0 million through TD Cowen as our sales agent. Our prior sales agreement with Cowen terminated upon effectiveness of the registration statement on the Form S-3 we filed in connection with our sales agreement with TD Cowen.
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
We regularly maintain cash balances at third party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. Further, if we enter into a credit, loan or other similar facility with a financial institution, certain covenants included in such facility may require as security that we keep a significant portion of our cash with the institution providing such facility. If a depository institution where we maintain deposits fails or is subject to adverse conditions in the financial or credit markets, we may not be able to recover all, if any, of our deposits, which could adversely impact our operating liquidity and financial performance.
Provisions in our restated certificate of incorporation and restated bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.
Our amended and restated certificate of incorporation, or restated certificate, and second amended and restated bylaws, or restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:
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
We plan to use our current year operating losses to offset taxable income from any revenue generated from operations or corporate collaborations. To the extent we have taxable income in excess of current year operating losses, we plan to use our NOL carryforwards to offset income that would otherwise be taxable. However, the benefits from the use of our NOL carryforwards may be limited under Section 382 of the Code, if we undergo an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We experienced ownership changes as defined by Section 382 of the Code during 2007, 2017 and 2021. Our use of federal and state NOLs could be further limited if we experience one or more ownership changes subsequent to December 31, 2024.
Under legislative changes made by the Tax Cuts and Jobs Act, the U.S. federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the ability to utilize such federal NOLs to offset taxable income is limited to 80% of our taxable income (without regard to certain deductions). Our significant state NOLs were generated in the state of California, which provides for a 20 year carry forward. State NOL carryforwards may be similarly limited by cumulative ownership changes. In addition, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited at the state level, which could also impact our ability to utilize NOL carryforwards. Any such limitations on the use of our NOLs may result in greater tax liabilities than we would incur in the absence of such a limitation, and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.
As of December 31, 2024, we had federal NOLs of approximately $300.7 million. Of this, $38.6 million will expire beginning in 2031 through 2037, if not used to reduce income taxes payable in the future and $262.0 million carry forward indefinitely. We had state NOLs of approximately $73.0 million, which will expire beginning in 2028 through 2044.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We recognize the critical importance of maintaining the trust and confidence of all of our stakeholders. Our business depends on the efficient and uninterrupted operation of our information technology systems and those of our third party CROs, CMOs, or other vendors, contractors or consultants.
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
Incident Response and Recovery Planning: We have established and maintain incident response and recovery plans to address our response to a cybersecurity incident. We use a manage, detection, and response (MDR) partner to provide threat detection and response capabilities. We also utilize security consultants including a vCISO to assess and continuously improve our cybersecurity program.
Third Party Risk Management: We strive to proactively manage third party risks to minimize any adverse effects on our business that may arise due to a cybersecurity incident affecting third party systems and vendors. Although we rely on third party vendors to manage and maintain their own cybersecurity defense programs, we continue to improve on our vendor risk management program to assess our exposure to these external cybersecurity risks, including the use of external security rating services and by evaluating vendor responses to our cybersecurity questionnaire.
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
Governance
The Board, in coordination with the Audit Committee, oversees our risk management process. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On a quarterly basis, the Audit Committee discuss our approach to cybersecurity risk management with the Head of IT.
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
Our common stock has been listed on the Nasdaq Global Select market under the symbol “ANAB” since January 26, 2017. As of February 24, 2025, we had approximately seven holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.
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
Issuer Purchases of Equity Securities
We did not repurchase any of our registered equity securities during the quarter ended December 31, 2024.

Item 6. Reserved
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
Overview
We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics for autoimmune and inflammatory diseases. Our pipeline includes our lead program, rosnilimab, a depleter and agonist targeting PD-1+ T cells, in a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and a Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”). We also have other antibodies in our portfolio, including ANB033, a CD122 antagonist in a Phase 1 trial and ANB101, a BDCA2 modulator, entering a Phase 1 trial. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immuno-oncology, including a PD-1 antagonist (Jemperli (dostarlimab-gxly) or “Jemperli”) and a TIM-3 antagonist (cobolimab, GSK4069889). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK.
Our Wholly Owned Product Candidate Pipeline
Our immune cell modulating antibodies treat inflammatory disorders by down regulating immune responses mediated by multiple immune cell types including T cells. We believe these molecules have potential applicability across a broad range of autoimmune and inflammatory diseases including dermatology, rheumatology, gastroenterology, respiratory, and neurology therapeutic areas.
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
Rosnilimab is an IgG1 antibody that directly targets PD-1+ T cells, resulting in their depletion or agonism, broadly impacting pathogenic drivers of autoimmune and inflammatory diseases. An IgG1 PD-1 agonist acts through three distinct mechanisms; depletion of PD-1high effector T cells, depletion of PD-1high Tfh and Tph cells, and agonism of PD-1int T cells. This drives specific immunological outcomes in both inflamed tissue and the periphery, such as reduction in T cell proliferation, migration, and cytokine secretion, and reduction of plasma cell generation and autoantibody levels. Rosnilimab is designed to enable formation of a tight immune synapse by binding to PD-1 on a membrane-proximal epitope, and simultaneously anchoring to an Fc receptor on an opposing cell, supporting crosslinking and excluding activating phosphatases such as CD45. Rosnilimab also facilitates depletion by bringing effector cells into closer proximity to pathogenically activated PD-1high T cells.
In in vitro studies, when PD-1+ T cells were cocultured in the presence of NK cells, rosnilimab demonstrated potent depletion of PD-1+ T cells. In separate in vitro studies, in which T cells were stimulated in the presence of only dendritic cells (in the absence of any cells capable of mediating depletion), rosnilimab demonstrated potent agonism properties such as a reduction in PD-1+ T cell proliferation and reduction in secretion of inflammatory cytokines.
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

In February 2025, we announced top-line data from rosnilimab’s randomized, placebo-controlled, global 424-patient, Phase 2b clinical trial for moderate-to-severe rheumatoid arthritis. Patients were randomized to receive either 100mg of subcutaneous rosnilimab every four weeks (Q4W), 400mg Q4W, 600mg every two weeks (Q2W), or placebo. The trial achieved its primary endpoint of the mean change from baseline in baseline disease activity score -- 28 joints (DAS-28) C-Reactive Protein (CRP) score at Week 12 for all three doses of rosnilimab compared to the placebo.
Rosnilimab achieved statistical significance in at least one dose and numerical superiority at all doses, including once monthly administration, on key secondary endpoints of ACR20, ACR50 and clinical disease activity index (CDAI) low disease activity (LDA) score at Week 12. Following completion of the Week 14 visit, 69% (or 220 of the 318) rosnilimab-treated patients who achieved CDAI LDA and continued their assigned treatment in a blinded, all-active treatment period as of the December 10, 2024 data cutoff, appeared to show sustained CDAI LDA, ACR50 and ACR70 responses out to end-of-treatment at Week 28. These Phase 2b data to date have demonstrated a favorable safety and tolerability profile.
Translational blood biomarker data, across all doses in the Phase 2b trial, showed similar immunological impact with robust on-target pharmacological activity in rosnilimab-treated patients that was not observed in patients on placebo. Rosnilimab demonstrated rapid and sustained reduction of approximately 90% PD-1high T cells and approximately 50% of PD-1+ T cells, and an increase in total Tregs. Additionally, an approximate 50% reduction in the mean CRP from baseline was observed in rosnilimab-treated patients through the entire trial period that was not observed in patients on placebo.
We are also conducting a randomized placebo-controlled 132-patient, global Phase 2 trial assessing two dose levels of subcutaneously administered rosnilimab in moderate-to-severe UC. Rosnilimab will be dosed for up to 48 weeks on well-established endpoints including clinical remission on the modified Mayo score (“mMS”), clinical response on the mMS and endoscopic remission. We anticipate reporting top-line data on the primary endpoint at Week 12 in the UC trial in the fourth quarter of 2025.
ANB033
ANB033 targets CD122, the common beta subunit shared by the IL-15 and IL-2 receptors. IL-15 and IL-2 signaling mediate the proliferation and survival of NK cells and certain CD8 T cell subsets. ANB033 is an antibody designed with an affinity to CD122 that inhibits IL-15 and IL-2 signaling through the low affinity IL-2 receptor (comprised of CD122 and the common gamma subunit, CD132) while sparing IL-2 signaling through the high affinity IL-2 receptor (comprised of CD122, CD132 and the alpha receptor subunit for IL-2, CD25) expressed by regulatory T cells. This leads to the potential to achieve and maintain remission of inflammation through the reduction of disease-causing NK cells and certain CD8 T cell subsets, while sparing regulatory T cells. By preventing the consumption of IL-2 by pathogenic cells that express the low affinity IL-2 receptor, circulating levels of IL-2 may increase, potentially enhancing regulatory T cell numbers that express the high affinity IL-2 receptor in the setting of inflammation. We initiated a Phase 1 clinical trial of ANB033 in October 2024.
ANB101
Blood dendritic cell antigen 2 (“BDCA2”) is a molecule specifically expressed on plasmacytoid dendritic cells (“pDCs”), a class of immune cells which, while found in relatively small numbers in healthy individuals, are enriched in patients with a variety of inflammatory diseases, that is critical to the regulation of toll-like receptor signaling and interferon secretion. pDCs are a key upstream node in the inflammatory cascade that serve as a bridge between innate and adaptive immunity. They have been shown to be prolific secretors of type I interferons, which drive activation of a variety of downstream cell types including T cells and monocytes. Together with their ability to present antigens to the adaptive immune system, this creates a pro-inflammatory environment for the establishment and perpetuation of autoimmune pathology. BDCA2 has been implicated in the pathophysiology of systemic lupus erythematosus (“SLE”), where there exists mechanistic clinical proof of concept for pDC modulation. ANB101 is a BDCA2 modulator antibody that targets pDCs and potently inhibits interferon secretion and modulates antigen presentation for the treatment of autoimmune and inflammatory diseases. We plan to initiate enrollment for a Phase 1 clinical trial in the first quarter of 2025.
Collaborative Programs
GSK Collaboration
Multiple company-discovered antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with GSK.
Under the GSK Agreement, a Biologics License Application (“BLA”) for our most advanced partnered program, which is a PD-1 antagonist antibody called Jemperli (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (“dMMREC”). In February 2023, the FDA granted full approval for this indication (from an accelerated approval). In addition, in April 2021 the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for Jemperli for use in women with mismatch repair deficient (“dMMR”)/microsatellite instability-high (“MSI-H”) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen. A second FDA approval was received in August 2021 for Jemperli in pan-deficient mismatch repair tumors (PdMMRT). In July 2023, the FDA approved Jemperli in combination with chemotherapy for the treatment of adult patients with dMMR MSI-H primary advanced or recurrent endometrial cancer. In December 2023, the EMA approved, in the EU, Jemperli plus chemotherapy for dMMR/MSI-H primary advanced or recurrent endometrial cancer. In August 2024, the FDA approved Jemperli plus chemotherapy for all adult patients with primary advanced or recurrent endometrial cancer. In January 2025, the EMA approved Jemperli plus chemotherapy for this same indication.
For the year ended December 31, 2024, GSK reported $598.0 million sales for Jemperli, a greater than 200% sales growth when compared to $175.6 million for the year ended December 31, 2023.
In addition, under the collaboration, GSK is developing dostarlimab in combination with another development program from the GSK Agreement, including cobolimab, a TIM-3 antibody. GSK is conducting a Phase 3 trial, COSTAR Lung, which is a randomized, open label 3-arm trial comparing cobolimab plus dostarlimab plus docetaxel to dostarlimab plus docetaxel to docetaxel alone in patients with advanced non-small-cell lung cancer (“NSCLC”) who have progressed on prior anti-PD-(L)1 therapy and chemotherapy with top-line results expected in the first half of 2025.
Vanda Pharmaceuticals Collaboration
On January 31, 2025, we entered into an Exclusive License Agreement (the “License Agreement”) with Vanda Pharmaceuticals Inc. (“Vanda”) pursuant to which we granted to Vanda an exclusive, global license for the development and commercialization of imsidolimab (IL-36R antagonist mAb), which has completed two registration-enabling global Phase 3 trials, GEMINI-1 and GEMINI-2, evaluating the safety and efficacy of imsidolimab in patients with Generalized Pustular Psoriasis (GPP).
Pursuant to the terms of the License Agreement, we will receive an upfront payment of $10.0 million and a $5.0 million payment for existing drug supply. Anaptys is also eligible to receive up to $35.0 million for future regulatory approval and sales milestones in addition to a 10% royalty on net sales.
For more information about these collaborations, see “— Collaborations” included in Part I, Item 1 of this Annual Report.
As of December 31, 2024, we had an accumulated deficit of $759.3 million, primarily as a result of losses incurred since our inception in 2005. We expect to continue to incur net operating losses for at least the next several years as we advance our products through clinical development, seek regulatory approval, prepare for and, if approved, proceed to, commercialization, expand our operations and facilities and grow in new and existing markets, territories and industries.
For our discussion related to the results of our operations and liquidity and capital resources for fiscal year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Financial Overview
Collaboration Revenue
We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through December 31, 2024, we have recognized $346.5 million in revenue from our collaborators.
Collaboration and Exclusive License Agreement with GSK
In March 2014, we entered into a Collaboration and Exclusive License Agreement (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GSK (Tesaro and GSK are hereinafter referred to, collectively, as “GSK”). Currently, under the GSK Agreement, GSK is developing Jemperli (dostarlimab) as a monotherapy for various solid tumor indications. In addition, GSK is developing dostarlimab in combination with additional therapies under the collaboration, including with another development program from the GSK Agreement: cobolimab, a TIM-3 antibody, in 2L NSCLC. In October 2023, Amendment No. 5 to the GSK Agreement (the “GSK Amendment No. 5”) was agreed by both parties to terminate the LAG-3 antagonist antibody development program under the GSK Agreement. In accordance with the GSK Agreement and the GSK Amendment No. 5, we have regained full global rights to the LAG-3 antagonist antibody development program.

For each remaining development program under the GSK Agreement, we are eligible to receive milestone payments if certain preclinical and clinical trial events are achieved by GSK, if certain U.S. and European regulatory submissions and approvals in multiple indications are achieved, and upon the achievement of specified levels of annual worldwide net sales. We will also be eligible to receive tiered 4-8% royalties related to worldwide net sales of products developed under the collaboration. On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “GSK Amendment No. 3”) was agreed to by both parties to permit GSK to conduct development and commercialization in combination with any third party molecules of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor (“Zejula”). Under GSK Amendment No. 3, we were granted increased royalties upon sales of Jemperli, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion, 12% of Net Sales between $1.0 billion and $1.5 billion, 20% of Net Sales between $1.5 billion and $2.5 billion and 25% of Net Sales above $2.5 billion. Unless earlier terminated by either party upon specified circumstances, the GSK Agreement will terminate, with respect to each specific developed product, upon the later of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent.
In October 2021, we signed a royalty monetization agreement (“Jemperli Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners, LP (“Sagard”). Under the terms of the Jemperli Royalty Monetization Agreement, we received $250.0 million in exchange for royalties and milestones payable to us under our GSK collaboration on annual global net sales of Jemperli. We retained the rights to a $75.0 million sales milestone when Jemperli annual Net Sales exceed $1 billion.
In May 2024, we entered into an amendment to the Jemperli Royalty Monetization Agreement, Amendment No. 1 (the “Jemperli Amendment”) under which we sold additional receivables to Sagard in exchange for $50.0 million. The Jemperli Amendment includes all Jemperli sales, including any product containing Jemperli, whether or not such product constitutes a combination product, and the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Amendment is either $600.0 million if received by the end of March 31, 2031, or $675.0 million if received thereafter. Once either of these thresholds are met, the Jemperli Royalty Monetization Agreement and the Jemperli Amendment will expire, resulting in us regaining all subsequent Jemperli royalties and milestones. As of January 31, 2025, Sagard has received a total of $88.8 million in royalties and milestones. For more information see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
The GSK Agreement, as amended, expires when no further payments are due to us, unless earlier terminated. Either party may terminate the GSK Agreement, as amended, in the event of an uncured material breach by the other party. GSK may terminate the GSK Agreement, as amended, at any time upon 90 days’ prior written notice to us.
Milestones under the GSK Agreement are as follows:

	PD-1 (Jemperli/Dostarlimab)		TIM-3 (GSK4069889/Cobolimab)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	$5.0M	Q4'22
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	$5.0M	—
Filing of the first BLA(1) - first indication	$10.0M	Q1'20	$10.0M	—
Filing of the first MAA(2) - first indication	$5.0M	Q1'20	$5.0M	—
Filing of the first BLA - second indication	$10.0M	Q1'21	$10.0M	—
First BLA approval - first indication	$20.0M	Q2'21	$20.0M	—
First MAA approval - first indication	$10.0M	Q2'21	$10.0M	—
First BLA approval - second indication	$20.0M	Q3'21	$20.0M	—
Filing of the first MAA - second indication(3)	$5.0M	—	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—	$10.0M	—
First commercial sales milestone(3)	$15.0M	Q3'24	$15.0M	—
Second commercial sales milestone(3)	$25.0M	Q4'24	$25.0M	—
Third commercial sales milestone(3)	$50.0M	—	$50.0M	—
Fourth commercial sales milestone(4)	$75.0M	—	$75.0M	—

Milestones recognized through December 31, 2024	$133.0M	—	$13.0M	—
Milestones that may be recognized in the future	$140.0M	—	$260.0M	—
(1)Biologics License Application (“BLA”)
(2)Marketing Authorization Application (“MAA”)
(3)For Jemperli, the filing and approval of the first MAA for a second indication and first three commercial sales milestones are included as part of the royalty monetization agreement with Sagard, see Note 5.
(4)For Jemperli, we retained the rights to a $75.0 million sales milestone when Jemperli annual Net Sales exceed $1 billion.
In connection with the 2020 Amendment, in October 2020 GSK agreed, under the terms of a settlement agreement (the “GSK Settlement Agreement”), to pay us a royalty on all GSK net sales of Zejula starting January 1, 2021. Under the GSK Settlement Agreement, the royalty is paid at a rate of 1% but is subject to reduction due to royalties paid to third parties, with a minimum royalty payable under the GSK Settlement Agreement of 0.5% of global net sales of Zejula. The current effective royalty rate is 0.5%. In September 2022, we signed a royalty monetization agreement (the “Zejula Royalty Monetization Agreement”) with a wholly owned subsidiary of DRI Healthcare Trust (“DRI”) to monetize all of our future royalties on global net sales of Zejula under the GSK Settlement Agreement. Under the terms of the Zejula Royalty Monetization Agreement, we received $35.0 million in exchange for all royalties payable by GSK to us under the GSK Settlement Agreement on global net sales of Zejula starting in July 2022. In addition, under the Zejula Royalty Monetization Agreement, we are entitled to receive an additional $10.0 million payment from DRI if Zejula is approved by the FDA for the treatment of endometrial cancer on or prior to December 31, 2025.
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
Net Operating Loss and Research and Development Tax Credit Carryforwards
Since inception, we have accumulated net operating losses (“NOLs”) in all years except December 31, 2024, 2022, 2015 and 2014, in which we generated taxable income primarily attributable to our collaboration agreement with GSK, our Zejula Royalty Monetization Agreement in 2022, and the requirement to capitalize and amortize R&D expenditure for tax purposes in 2022 and 2024. While we utilized NOLs in 2024, 2022, 2015 and 2014, we continue to incur losses and therefore continue to have a valuation allowance against our net deferred tax assets due to the uncertainty of the realization of such assets.
As of December 31, 2024, we had federal and state NOL carryforwards of $300.7 million and $73.0 million, respectively. The federal and state NOLs generated prior to 2018 will begin to expire in 2031 and 2028, respectively, unless previously utilized. The federal NOL includes $262.0 million of net operating losses generated in 2018 and after. Federal net operating losses generated in 2018 and after carryover indefinitely and may generally be used to offset up to 80% of future taxable income. As of December 31, 2024, we had federal and state research tax credit carryforwards of approximately $18.6 million and $17.4 million, respectively. The federal research tax credit carryforwards will begin to expire in 2041 and the state research tax credits carryforward indefinitely.
The above NOL carryforward and the federal and state research credit carryforwards may be subject to limitation under section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions if we experience one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period.

We have experienced ownership changes as defined by Section 382 of the Code during 2007, 2017 and 2021. As a result, as of December 31, 2024, there are $114.6 million of federal NOLs available to offset taxable income in future years without Section 382 limitation, while $186.1 million of federal NOLs are subject to annual limitations over future periods. State NOL and credit carryforwards may be similarly limited.
The above NOL carryforward and the federal and state research credit carryforwards may be subject to limitation under section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions if we experience one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period.
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
Performance Obligations. We evaluate promised goods or services on a contract-by-contract basis to determine whether each deliverable represents a good or service that is distinct or has the same pattern of transfer as other deliverables. A promised good or service is considered distinct if the customer can benefit from the good or service independently of other goods/services either in the contract or that can be obtained elsewhere, without regard to contract exclusivity, and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contact. If the promised good or service is not considered distinct, we combine such deliverables and account for them as a single performance obligation. We allocate the consideration to each performance obligation at the inception of the arrangement based on the stand alone selling price.
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
We recognize consideration allocated to a performance obligation as the performance obligation is satisfied, and the determination as to whether consideration is recognized over time or at a point in time is made upon contract inception. For our collaboration agreements, this is generally over the period in which research and development services have been performed. There were no new agreements with performance obligations entered into during the year ended December 31, 2024.
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
Sale of Future Royalties
We treated the sale of future revenue from the Jemperli Royalty Monetization Agreement, as amended by the Jemperli Amendment, with Sagard and the Zejula Royalty Monetization Agreement with DRI as a liability related to the sale of future royalties on the balance sheet. The recorded upfront proceeds, net of transaction costs, will be amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability and the related interest expense are based on our current estimates of future royalties and certain milestones expected to be paid over the life of the agreement. We will periodically assess the expected royalty and milestone payments and to the extent our future estimates or timing of such payments are materially different than our previous estimates, we will prospectively recognize related interest expense. Royalty revenue will be recognized as earned on net sales of Jemperli and Zejula, and we will record the royalty payments made as a reduction of the liability when paid. As such payments are made, the balance of the liability will be effectively repaid over the life of the Jemperli Royalty Monetization Agreement and the Zejula Royalty Monetization Agreement. For further discussion of the sale of future revenue, refer to Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
For further information on recently issued accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Results of Operations
Collaboration Revenue
Collaboration revenue was $91.3 million for the year ended December 31, 2024, compared to $17.2 million for the year ended December 31, 2023. A comparison of collaboration revenue is as follows:

	Year Ended December 31,		Increase
(in thousands)	2024	2023
GSK Milestones	$40,000	$—	$40,000
GSK Royalty Revenue - Jemperli	47,381	13,781	33,600
GSK Royalty Revenue - Zejula	3,899	3,376	523
Total collaboration revenue	$91,280	$17,157	$74,123
Collaboration revenue during the year ended December 31, 2024 increased $74.1 million compared to the year ended December 31, 2023 due to an increase of $40.0 million in Jemperli sales milestones, $33.6 million increase in Jemperli royalty revenue and $0.5 million increase in Zejula royalty revenue.
We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones and royalties from our existing collaborations.
Research and Development Expenses
Research and development expenses were $163.8 million during the year ended December 31, 2024 compared to $132.3 million during the year ended December 31, 2023, for an increase of $31.5 million. The increase is primarily attributable to a $31.6 million increase in clinical expenses, a $13.6 million increase in salaries and related costs, including $4.7 million in stock compensation expense, and a $1.4 million increase in other research and development expenses, offset by a decrease of $15.1 million in outside services for manufacturing expenses.
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

	Year Ended December 31,		Increase/(Decrease)
(in thousands)	2024	2023
External Costs
Rosnilimab	$53,422	$25,010	$28,412
ANB032	26,084	17,197	8,887
ANB033	12,460	11,520	940
ANB101	3,367	—	3,367
Imsidolimab	8,284	31,769	(23,485)
Preclinical and other unallocated costs	14,350	14,526	(176)
Total External Costs	$117,967	$100,022	$17,945
Internal Costs	45,873	32,261	13,612
Total Costs	$163,840	$132,283	$31,557
General and Administrative Expenses
General and administrative expenses were $42.4 million during the year ended December 31, 2024 compared to $41.9 million during the year ended December 31, 2023, for an increase of approximately $0.5 million. The increase is primarily due to a $2.7 million increase in personnel costs, a $1.1 million increase in market research costs, and $0.8 million increase in legal and other general and administrative expenses, offset by a $3.8 million decrease in stock compensation expense, and a $0.3 million decrease in insurance expense.

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
Acquired in-process research and development
Acquired in-process research and development expenses were $0.0 million for the year ended December 31, 2024 compared to $7.3 million for the year ended December 31, 2023 due to the assets purchased pursuant to the Centessa Agreement. For more information see Note 4 — Collaborative Research and Development Agreements in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Non-Cash Interest Expense for the Sale of Future Royalties
Interest expense was $50.1 million during the year ended December 31, 2024 compared to $18.1 million during the year ended December 31, 2023. The increase of $32.0 million in non-cash interest expense is primarily due to the Jemperli Amendment which increased the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard.
Interest Income
Interest income was $19.8 million during the year ended December 31, 2024 compared to $18.9 million during the year ended December 31, 2023. The increase of $0.9 million in interest income was primarily related to our short-term and long-term investments. The increase in interest income is primarily due to the timing of sales, maturities and purchases of our investments.
Liquidity and Capital Resources
From our inception through December 31, 2024, we have received an aggregate of $1.3 billion to fund our operations, which included $738.1 million from the sale of equity securities, $335.0 million from the sale of future royalties, $234.2 million from our collaboration agreements and $19.1 million from venture debt. As of December 31, 2024, we had $420.8 million in cash, cash equivalents and investments.
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
In October 2021, we signed the Jemperli Royalty Monetization Agreement with Sagard. Pursuant to this transaction we received a $250.0 million payment upon closing in December 2021, in exchange for Jemperli royalties due to us on annual commercial sales below $1.0 billion and certain future milestones starting in October 2021. In May 2024, we entered into the Jemperli Amendment under which we sold additional receivables to Sagard in exchange for $50.0 million. The Jemperli Amendment includes all Jemperli sales, including any product containing Jemperli, whether or not such product constitutes a combination product, and the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Amendment is either $600.0 million if received by the end of March 31, 2031, or $675.0 million if received thereafter. Once either of these thresholds are met, the Jemperli Royalty Monetization Agreement and the Jemperli Amendment will expire, resulting in us regaining all subsequent Jemperli royalties and milestones. We treated the sale of future revenue from the Jemperli Royalty Monetization Agreement (as amended) with Sagard as debt, which will be amortized under the effective interest rate method over the estimated life of the related expected royalty stream.
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
In November 2024, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $100.0 million through TD Cowen as our sales agent. As of December 31, 2024, we had sold no shares under this agreement.
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
Our primary uses of capital are, and we expect will continue to be, third party clinical and preclinical research and development services, including manufacturing, laboratory and related supplies, compensation and related expenses, legal, patent and other regulatory expenses, and general overhead costs. We have entered into agreements with certain vendors for the provision of services, including services related to commercial manufacturing, that we are unable to terminate for convenience. Under such agreements, we are contractually obligated to make certain minimum payments to the vendors with the amounts to be based on the timing of the termination and the specific terms of the agreement.
Cash, cash equivalents and investments totaled $420.8 million as of December 31, 2024, compared to $417.9 million as of December 31, 2023. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next twelve months from the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(135,337)	$(120,800)
Investing activities	95,398	144,754
Financing activities	127,054	(59,297)
Net increase (decrease) in cash and cash equivalents	$87,115	$(35,343)
Operating Activities
Net cash used in operating activities during the year ended December 31, 2024 was $135.3 million, primarily due to our net loss of $145.2 million, adjusted for addbacks for non-cash items of $76.2 million which includes stock-based compensation, amortization of operating right-of-use assets, non-cash interest expense, and income from marketable securities, offset by decreases in working capital of $66.3 million.
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
Investing Activities
Cash provided by investing activities during the year ended December 31, 2024 was $95.4 million, primarily due to the sale and maturities of investments of $476.1 million, offset by the acquisition of investments of $380.4 million and the purchases of property and equipment of approximately $0.3 million.
Cash provided by investing activities during the year ended December 31, 2023 was $144.8 million, primarily due to the sale and maturities of investments of $449.5 million, offset by the acquisition of investments of $303.9 million and the purchases of property and equipment of approximately $0.8 million.
Financing Activities
Cash provided by financing activities during the year ended December 31, 2024 was $127.1 million, primarily related to $94.4 million of proceeds received from public offerings, net of underwriters’ fees, $50.0 million received for the sale of future royalties, $6.5 million of cash received for the issuance of common stock, offset by $15.2 million for repayments of the liability for the sale of future royalties, $7.5 million for net share settlement of equity awards, $0.5 million paid for repurchases and retirements of common stock excise tax, and $0.6 million payments for offering and debt issuance costs.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. As of December 31, 2024, our investment portfolio includes cash, cash equivalents, and investments of $420.8 million that earn interest at market rates. Our investments held during the year were comprised of highly rated instruments such as money market funds, certificates of deposit, agency securities, commercial obligations and U.S. Treasury securities. As of December 31, 2024, the majority of these instruments had a maturity of less than a year. A hypothetical increase or decrease of 100 basis points on the interest rates of our investments would not have a material effect on the fair value of our investment portfolio and any losses would only be realized if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
We conduct a portion of our business with CROs in currencies other than our U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the euro, British pound, Australian dollar, and Canadian dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income. We do not hedge our foreign currency exchange rate risk, however, we may do so in the future. As of December 31, 2024, we had no material accounts payable or receivable denominated in foreign currencies, and a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Inflation Risk
Inflation generally affects us by increasing our clinical trial and other operational costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2024, 2023 or 2022.

Item 8. Consolidated Financial Statements and Supplementary Data
AnaptysBio, Inc.
Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AnaptysBio, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AnaptysBio, Inc. and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Evaluation of Research and Development Costs
As discussed in Note 2 to the consolidated financial statements, the Company has entered into various contracts with third parties to perform research and development, including clinical manufacturing. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company makes estimates of the costs incurred by third parties during the period and the outstanding obligations to those third parties as of period end. Estimates of costs incurred during the period that are included in period-end prepaid or accrued expense balances are based on a number of factors, including the review of open contracts and purchase orders, communicating with personnel and service providers to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated costs incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. Significant judgments and estimates are made by the Company in determining the costs incurred during the period that are included in prepaid or accrued expense balances at the end of each reporting period.
We identified the evaluation of research and development costs as a critical audit matter. Subjective auditor judgment was involved in evaluating the nature and extent of evidence available in evaluating certain assumptions and inputs that were used in estimating the degree of completion of research and development programs when the Company has not yet been invoiced or otherwise notified of the actual cost.
The following are the primary procedures we performed to address this critical audit matter. On a sample basis, we examined contracts, invoices, and third-party confirmations and compared them to the assumptions and inputs that are described above. We also examined certain invoices received after December 31, 2024 and evaluated whether services received prior to December 31, 2024 were included in the Company’s estimate of costs incurred as of December 31, 2024.
/s/ KPMG LLP
We have served as the Company’s auditor since 2009.
San Diego, California
February 27, 2025

AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$123,080	$35,965
Receivables from collaborative partners	40,765	6,851
Short-term investments	262,293	354,939
Prepaid expenses and other current assets	5,738	9,080
Total current assets	431,876	406,835
Property and equipment, net	1,849	2,098
Operating lease right-of-use assets	14,383	16,174
Long-term investments	35,470	27,026
Other long-term assets	256	256
Total assets	$483,834	$452,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,002	$4,698
Accrued expenses	39,501	30,967
Current portion of operating lease liability	1,925	1,777
Total current liabilities	45,428	37,442
Liability related to sale of future royalties	353,426	310,807
Operating lease liability, net of current portion	14,112	16,037
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 30,473 shares and 26,597 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	30	27
Additional paid in capital	829,860	702,969
Accumulated other comprehensive gain (loss)	305	(797)
Accumulated deficit	(759,327)	(614,096)
Total stockholders’ equity	70,868	88,103
Total liabilities and stockholders’ equity	$483,834	$452,389

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Collaboration revenue	$91,280	$17,157	$10,287
Operating expenses:
Research and development	163,840	132,283	88,798
General and administrative	42,389	41,946	36,643
Acquired in-process research and development	—	7,339	—
Total operating expenses	206,229	181,568	125,441
Loss from operations	(114,949)	(164,411)	(115,154)
Other (expense) income, net:
Interest income	19,794	18,873	7,550
Non-cash interest expense for the sale of future royalties	(50,087)	(18,083)	(21,108)
Other income (expense), net	14	(2)	12
Total other (expense) income, net	(30,279)	788	(13,546)
Loss before income taxes	(145,228)	(163,623)	(128,700)
(Provision) Benefit for income taxes	(3)	4	(24)
Net loss	(145,231)	(163,619)	(128,724)
Other comprehensive loss:
Unrealized gain (loss) on available for sale securities	1,102	4,449	(4,824)
Comprehensive loss	$(144,129)	$(159,170)	$(133,548)
Net loss per common share:
Basic and diluted	$(5.12)	$(6.08)	$(4.57)
Weighted-average number of shares outstanding:
Basic and diluted	28,382	26,924	28,165

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2022	27,647	$28	$678,575	$(422)	$(321,753)	$356,428
Issuance of common stock from exercises of options and employee stock purchase plan	866	1	11,866	—	—	11,867
Stock-based compensation	—	—	27,356	—	—	27,356
Comprehensive loss	—	—	—	(4,824)	—	(4,824)
Net loss	—	—	—	—	(128,724)	(128,724)
Balance, December 31, 2022	28,513	29	717,797	(5,246)	(450,477)	262,103
Issuance of common stock from exercises of options and employee stock purchase plan	139	—	2,421	—	—	2,421
Issuance of common stock upon vesting of restricted stock units	69	—	—	—	—	—
Repurchases and retirements of common stock	(2,124)	(2)	(50,454)			(50,456)
Stock-based compensation	—	—	33,205	—	—	33,205
Comprehensive income	—	—	—	4,449	—	4,449
Net loss	—	—	—	—	(163,619)	(163,619)
Balance, December 31, 2023	26,597	27	702,969	(797)	(614,096)	88,103
Issuance of common stock from exercises of options and employee stock purchase plan	364	—	6,473	—	—	6,473
Issuance of common stock upon vesting of restricted stock units	1,108	—	—	—	—	—
Net share settlement of restricted stock units	(347)	—	(7,504)		—	(7,504)
Issuance of common stock, net of $6,516 of transaction costs	2,751	3	93,874	—	—	93,877
Stock-based compensation	—	—	34,048	—	—	34,048
Comprehensive income	—	—	—	1,102	—	1,102
Net loss	—	—	—	—	(145,231)	(145,231)
Balance, December 31, 2024	30,473	$30	$829,860	$305	$(759,327)	$70,868

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(145,231)	$(163,619)	$(128,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	606	652	675
Stock-based compensation	34,048	33,205	27,356
Accretion/amortization of investments, net	(10,313)	(10,521)	(2,507)
Amortization of right-of-use assets – operating	1,791	1,724	1,660
Non-cash interest expense for sale of future royalties	50,087	18,083	21,108
Changes in operating assets and liabilities:
Receivables from collaborative partners	(33,914)	(5,432)	(543)
Prepaid expenses and other assets	3,203	(4,194)	(813)
Accounts payable and other liabilities	(33,837)	10,938	9,700
Operating lease liabilities	(1,777)	(1,636)	(1,505)
Net cash used in operating activities	(135,337)	(120,800)	(73,593)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(380,376)	(303,919)	(802,503)
Sales and maturities of investments	476,132	449,480	408,016
Purchases of property and equipment	(358)	(807)	(358)
Net cash provided by (used in) investing activities	95,398	144,754	(394,845)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriters' fees	94,369	—	—
Proceeds from issuance of common stock	6,473	2,472	11,827
Proceeds from the sale of future royalties	50,000	—	35,000
Principal repayment of liability for sale of future royalties	(15,233)	(11,726)	(2,474)
Payments for repurchase of common stock	(456)	(50,000)	—
Payment for net share settlement of equity awards	(7,504)	—	—
Payments for offering costs, net	(492)	—	—
Payments for issuance costs related to the sale of future royalties	(103)	(43)	(336)
Net cash provided by (used in) financing activities	127,054	(59,297)	44,017
Net increase (decrease) in cash and cash equivalents	87,115	(35,343)	(424,421)
Cash and cash equivalents, beginning of period	35,965	71,308	495,729
Cash and cash equivalents, end of period	$123,080	$35,965	$71,308
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest portion of repayment for sale of future royalties	$42,132	$—	$—
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$7	$8	$154
Amounts accrued for issuance costs related to the sale of future royalties	$—	$—	$80
Amounts accrued for repurchase of common stock	$—	$456	$—
Receivable related to issuance of common stock, upon exercise of stock options	$—	$(51)	$40

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.
Notes to Consolidated Financial Statements
1. Description of the Business
AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics for autoimmune and inflammatory diseases. Our pipeline includes our lead program, rosnilimab, a depleter and agonist targeting PD-1+ T cells, in a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and a Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”). We also have other antibodies in our portfolio, including ANB033, a CD122 antagonist in a Phase 1 trial and ANB101, a BDCA2 modulator, entering a Phase 1 trial. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immuno-oncology, including a PD-1 antagonist (Jemperli (dostarlimab-gxly) or “Jemperli”) and a TIM-3 antagonist (cobolimab, GSK4069889). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK.
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

Short-Term and Long-Term Investments
All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments with contractual maturities 12 months or greater at the balance sheet date are considered long-term investments. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). We review our portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss). No credit impairment losses have been recorded during the years ended December 31, 2024, 2023, or 2022.
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
Long Lived Assets
Long-lived assets, consisting of property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by the asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. No impairment charges were recorded during the years ended December 31, 2024, 2023, or 2022.
Leases
Our leases consist of a lease for office and lab space that is classified as an operating lease. We determine if an arrangement is a lease at inception. Rent expense is recognized on a straight-line basis. When an operating lease includes rent abatements or requires fixed escalations of the minimum lease payments, the aggregate rental expense is recognized on a straight-line basis over the term of the lease. When an operating lease includes lease incentives such as leasehold improvement allowances, the lease incentive is included in ROU asset. For leases that have greater than a 12-month lease term, the ROU assets and lease liabilities are recognized based on the present value of the future minimum unpaid lease payments over the lease term. For this purpose, we consider only payments that are fixed and determinable at the time of commencement.
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
Performance Obligations. We evaluate deliverables on a contract-by-contract basis to determine whether each deliverable represents a good or service that is distinct or has the same pattern of transfer as other deliverables. A deliverable is considered distinct if the customer can benefit from the good or service independently of other goods/services either in the contract or that can be obtained elsewhere, without regard to contract exclusivity, and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contact. If the deliverable is not considered distinct, we combine such deliverables and account for them as a single performance obligation. We allocate the consideration to each deliverable at the inception of the arrangement based on the stand alone selling price.
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
We recognize consideration allocated to a performance obligation as the performance obligation is satisfied, and the determination as to whether consideration is recognized over time or at a point in time is made upon contract inception. For our collaboration agreements, this is generally over the period in which research and development services have been performed. There were no new agreements with performance obligations entered into during the year ended December 31, 2024.
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
Royalty Revenue
We receive royalty revenue on sales by our partners of products covered by patents or contract rights that we own and net sales of their approved drugs, where we have concluded the license is the predominant item to which the royalties relate. We do not have future performance obligations under these license arrangements. We generally satisfy our obligation to grant intellectual property rights on the effective date of the contract. However, we apply the royalty recognition constraint required under the guidance for sales-based royalties, which requires a sales-based royalty to be recorded when the underlying sale occurs. Therefore, royalties on sales of products commercialized by our partners are recognized in the quarter the product is sold. Our partners generally report sales information to us on a quarter lag. Thus, we estimate the expected royalty proceeds based on an analysis of our partners’ historical experience including their publicly announced sales. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter. As of December 31, 2024, there have not been material differences between actual and estimated royalty revenues.
Research and Development Expenses
Research and development costs primarily include third party clinical and preclinical research and development services such as manufacturing, laboratory and related supplies, salaries and personnel-related costs, in-licensing fees, outside services, and an allocation of information technology, and facility overhead costs.
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
Upfront and milestone payments incurred under our in-licensing agreements are expensed as research and development in the period in which they are incurred, provided that the technology or method has no alternative future use.
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

Each Performance Stock Unit (“PSU”) represents one equivalent share of our common stock to be issued after achievement of the performance metrics specified in the grant. The fair value of our PSUs is estimated as of the grant date, based upon the expected achievement of the performance metrics specified in the grant and the closing market price of our common stock on the date of grant. The grant date fair value is estimated using a Monte Carlo simulation. The compensation expense for the awards is recognized over the requisite service period regardless of whether the market conditions are achieved and will only be adjusted for pre-vesting forfeitures due to the termination of the recipient’s employment with the Company prior to the expiration of the requisite service period.
No tax benefits for stock-based compensation have been recognized in the statements of changes in stockholders’ equity or cash flows. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of our full valuation allowance on net deferred tax assets and net operating loss carryforwards.
Segment Reporting
ASC Topic 280, Segment Reporting, establishes standards for companies to report financial statement information about operating segments. Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available that is regularly evaluated by the company’s chief operating decision-makers in deciding how to allocate resources and assess performance. Our chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews results at a consolidated level only. Therefore, we determined we operate as one reportable segment focused on research and development activities to deliver immunology therapeutics for autoimmune and inflammatory diseases.
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

The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Year Ended December 31,
(in thousands)	2024	2023	2022
Options to purchase common stock	6,076	4,279	3,602
Stock awards	840	521	375
Total	6,916	4,800	3,977
Accounting Pronouncements
We have implemented all new accounting pronouncements that are in effect and may have an impact on our consolidated financial statements. Unless otherwise discussed, we believe the impact of any recently issued pronouncements, not yet effective will not have a material impact on our consolidated financial statements.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss on an annual and interim basis and should be applied retrospectively to all prior periods presented in the financial statements. We adopted this standard retrospectively on December 31, 2024. For the purpose of the adoption of ASU 2023-07, we performed an evaluation of financial information regularly reviewed by the CODM for purposes of evaluating performance and allocating resources. Financial information provided to and used by the CODM is consistent with our consolidated GAAP financial statements including our Consolidated Statements of Operations, see Note 11.
Recent Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment consist of the following:

(in thousands)	December 31, 2024	December 31, 2023
Laboratory equipment	$6,715	$6,473
Office furniture and equipment	1,530	1,640
Leasehold improvements	203	203
Property and equipment, gross	8,448	8,316
Less: accumulated depreciation and amortization	(6,599)	(6,218)
Total property and equipment, net	$1,849	$2,098
 Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	December 31, 2024	December 31, 2023
Accrued compensation and related expenses	$8,449	$7,201
Accrued professional fees and other expenses	839	1,412
Accrued research, development and manufacturing expenses	30,213	21,898
Accrued for repurchase of common stock	—	456
Total accrued expenses	$39,501	$30,967

4. Collaborative Research and Development Agreements
GSK Collaboration
In March 2014, we entered into a Collaboration and Exclusive License Agreement (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GSK (Tesaro and GSK are hereinafter referred to, collectively, as “GSK”). Currently, under the GSK Agreement, GSK is developing Jemperli (dostarlimab) as a monotherapy for various solid tumor indications. In addition, GSK is developing dostarlimab in combination with additional therapies under the collaboration, including with another development program from the GSK Agreement: cobolimab, a TIM-3 antibody, in 2L NSCLC. In October 2023, Amendment No. 5 to the GSK Agreement (the “GSK Amendment No. 5”) was agreed by both parties to terminate the LAG-3 antagonist antibody development program under the GSK Agreement. In accordance with the GSK Agreement and the GSK Amendment No. 5, we have regained full global rights to the LAG-3 antagonist antibody development program.
For each remaining development program under the GSK Agreement, we are eligible to receive milestone payments if certain clinical trial events are achieved by GSK, if certain U.S. and European regulatory submissions and approvals in multiple indications are achieved, and upon the achievement of specified levels of annual worldwide net sales. We will also be eligible to receive tiered 4-8% royalties related to worldwide net sales of products developed under the collaboration. On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “GSK Amendment No. 3”) was agreed to by both parties to permit GSK to conduct development and commercialization in combination with any third party molecules of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor (“Zejula”). Under GSK Amendment No. 3, we were granted increased royalties upon sales of Jemperli, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion, 12% of Net Sales between $1.0 billion and $1.5 billion, 20% of Net Sales between $1.5 billion and $2.5 billion and 25% of Net Sales above $2.5 billion. Unless earlier terminated by either party upon specified circumstances, the GSK Agreement will terminate, with respect to each specific developed product, upon the later of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent.
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
    As of December 31, 2024, the transaction price for the GSK Agreement and its associated amendments includes the upfront payment, research reimbursement revenue and milestones and royalties earned to date, which are allocated in their entirety to the single performance obligation.
We recognized $51.3 million in royalty revenue during the year ended December 31, 2024 related to GSK’s net sales of Jemperli and Zejula during the period, which we estimate based on either GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the year ended December 31, 2024, $47.4 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended), and $3.9 million is Zejula non-cash revenue related to the Zejula Monetization Agreement, each of such agreements as described in Note 5. We recognized $17.2 million in royalty revenue during the year ended December 31, 2023, related to GSK’s net sales of Jemperli and Zejula during the period based on GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the year ended December 31, 2023, $13.8 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended) and $3.4 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement. We recognized $5.3 million in royalty revenue during the year ended December 31, 2022. Of the royalty revenue recognized during the year ended December 31, 2022, $2.3 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended), $1.6 million is Zejula revenue prior to the to the Zejula Royalty Monetization Agreement and $1.4 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter.
Two sales milestones, for a total of $40.0 million, were recognized during the year ended December 31, 2024 when Jemperli annual sales exceeded both the $250.0 million and $500.0 million sales thresholds. These sales milestones are Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended). No milestones were recognized during the year ended December 31, 2023, and we recognized one clinical milestone for $5.0 million during the year ended December 31, 2022. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones under the GSK Agreement are as follows:

	PD-1 (Jemperli/Dostarlimab)		TIM-3 (GSK4069889/Cobolimab)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	$5.0M	Q4'22
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	$5.0M	—
Filing of the first BLA(1) - first indication	$10.0M	Q1'20	$10.0M	—
Filing of the first MAA(2) - first indication	$5.0M	Q1'20	$5.0M	—
Filing of the first BLA - second indication	$10.0M	Q1'21	$10.0M	—
First BLA approval - first indication	$20.0M	Q2'21	$20.0M	—
First MAA approval - first indication	$10.0M	Q2'21	$10.0M	—
First BLA approval - second indication	$20.0M	Q3'21	$20.0M	—
Filing of the first MAA - second indication(3)	$5.0M	—	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—	$10.0M	—
First commercial sales milestone(3)	$15.0M	Q3'24	$15.0M	—
Second commercial sales milestone(3)	$25.0M	Q4'24	$25.0M	—
Third commercial sales milestone(3)	$50.0M	—	$50.0M	—
Fourth commercial sales milestone(4)	$75.0M	—	$75.0M	—

Milestones recognized through December 31, 2024	$133.0M	—	$13.0M	—
Milestones that may be recognized in the future	$140.0M	—	$260.0M	—
(1)Biologics License Application (“BLA”)
(2)Marketing Authorization Application (“MAA”)
(3)For Jemperli, the filing and approval of the first MAA for a second indication and first three commercial sales milestones are included as part of the royalty monetization agreement with Sagard (as defined below), see Note 5. Cash is generally received within 30 days of milestone achievement.
(4)For Jemperli, we retained the rights to a $75.0 million sales milestone when Jemperli annual Net Sales exceed $1 billion.
We recognized $91.3 million in revenue under the GSK Agreement during the year ended December 31, 2024, of which $51.3 million was related to royalty revenue and $40.0 million was related to milestone revenue, as there were two milestones earned during the year. We recognized $17.2 million in revenue during the year ended December 31, 2023, of which $17.2 million was related to royalty revenue and none was related to milestone revenue, as there were no milestones earned during the year. We recognized $10.3 million in revenue during the year ended December 31, 2022, of which $5.3 million was related to royalty revenue and $5.0 million was related to one milestone.
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
Under the terms of the agreement, Centessa may be entitled to receive potential future payments of up to $10.0 million upon the achievement of a certain event-based milestone and would be entitled to receive on a product-by-product and country-by-country basis, a royalty of low single digits on annual net sales of any product in the territory in each calendar year. As of

December 31, 2024, achievement of the milestone is not probable and, therefore, we have not recognized a liability for the associated $10.0 million contingent consideration.
5. Sale of Future Royalties
Jemperli Royalty Monetization Agreement
In October 2021, we signed a royalty monetization agreement (“Jemperli Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners, LP (“Sagard”). Under the terms of the Jemperli Royalty Monetization Agreement, we received $250.0 million in exchange for royalties and milestones payable to us under our GSK collaboration on annual global net sales of Jemperli.
In May 2024, we entered into an amendment to the Jemperli Royalty Monetization Agreement, Amendment No. 1 (the “Jemperli Amendment”) under which we sold additional receivables to Sagard in exchange for $50.0 million. The Jemperli Amendment includes all Jemperli sales, including any product containing Jemperli, whether or not such product constitutes a combination product, and the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Amendment is either $600.0 million if received by the end of March 31, 2031, or $675.0 million if received thereafter. Once either of these thresholds are met, the Jemperli Royalty Monetization Agreement and the Jemperli Amendment will expire, resulting in us regaining all subsequent Jemperli royalties and milestones. As of December 31, 2024, Sagard has received a total of $63.8 million in royalties and milestones.
We retained the rights to a $75.0 million sales milestone when Jemperli annual Net Sales exceed $1 billion.
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
We estimate the effective interest rate used to record non-cash interest expense under the Jemperli Royalty Monetization Agreement based on the estimate of future royalty payments to be received by Sagard. As of December 31, 2024, the estimated effective rate under the agreement was 22.7%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our prior estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized two sales milestones for a total of $40.0 million during the year ended December 31, 2024, when Jemperli annual sales exceeded both the $250.0 million and $500.0 million thresholds. No milestones were recognized during the years ended December 31, 2023 and 2022.
We recognized Jemperli non-cash royalty revenue of approximately $47.4 million, $13.8 million and $2.3 million during the years ended December 31, 2024, 2023 and 2022, respectively and non-cash interest expense of approximately $49.1 million, $17.1 million and $20.4 million during the years ended December 31, 2024, 2023 and 2022, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the year ended December 31, 2024:

(in thousands)	December 31, 2024
Liability related to sale of future Jemperli royalties and milestones - balance at 12/31/2023	$278,090
Proceeds from sale of future royalties	50,000
Issuance costs related to the sale of future royalties	(103)
Amortization of issuance costs	60
Royalty and milestone payments to Sagard	(53,465)
Non-cash interest expense recognized(1)	49,076
Liability related to sale of future royalties and milestones - ending balance	$323,658

(1) Of the non-cash interest expense recognized, $3.7 million was capitalized interest for the year ended December 31, 2024.
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
We recognized Zejula non-cash royalty revenue of approximately $3.9 million, $3.4 million and $1.4 million during the years ended December 31, 2024, 2023 and 2022, respectively and non-cash interest expense of approximately $1.0 million, $1.0 million and $0.7 million during the years ended December 31, 2024, 2023 and 2022, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the year ended December 31, 2024:

(in thousands)	December 31, 2024
Liability related to sale of future Zejula royalties and milestones - balance at 12/31/2023	$32,717
Amortization of issuance costs	29
Royalty and milestone payments to DRI	(3,900)
Non-cash interest expense recognized	922
Liability related to sale of future royalties and milestones - ending balance	$29,768
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2024
Money market funds(1)	$104,553	$104,553	$—	$—
Mutual funds(1)	9,376	9,376	—	—
U.S. Treasury securities(1)(2)	284,495	284,495	—	—
Agency securities(2)	7,579	—	7,579	—
Commercial and corporate obligations(2)	10,652	—	10,652	—
At December 31, 2023
Money market funds(1)	$27,789	$27,789	$—	$—
Mutual funds(1)	6,286	6,286	—	—
U.S. Treasury securities(2)	325,714	325,714	—	—
Certificates of deposit(2)	244	—	244	—
Agency securities(2)	20,253	—	20,253	—
Commercial and corporate obligations(2)	35,754	—	35,754	—
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
Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in short-term and long-term investments as of December 31, 2024 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$7,587	$—	$(8)	$7,579
Commercial and corporate obligations(2)	10,642	10	—	10,652
US Treasury securities(3)	283,985	517	(7)	284,495
Total available-for-sale investments	$302,214	$527	$(15)	$302,726

(1)     Of our outstanding agency securities, $7.6 million have maturity dates of less than one year and $0.0 million have a maturity date of between one to two years as of December 31, 2024.
(2)     Of our outstanding commercial and corporate obligations, $10.7 million have maturity dates of less than one year and $0.0 million have a maturity date of between one to two years as of December 31, 2024.
(3)     Of our outstanding U.S. Treasury securities, $249.0 million have maturity dates of less than one year and $35.5 million have a maturity date of between one to two years as of December 31, 2024.
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
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2024 and December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$7,579	$(8)	$—	$—	$7,579	$(8)
US Treasury Securities	25,250	(7)	—	—	25,250	(7)
Total	$32,829	$(15)	$—	$—	$32,829	$(15)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$2,530	$(1)	$17,723	$(68)	$20,253	$(69)
Certificates of Deposit	—	—	244	(2)	244	(2)
Commercial and corporate obligations	5,160	(9)	15,200	(74)	20,360	(83)
US Treasury Securities	98,840	(110)	99,000	(525)	197,840	(635)
Total	$106,530	$(120)	$132,167	$(669)	$238,697	$(789)
As of December 31, 2024 and 2023, unrealized losses on available-for-sale investments were less than $0.1 million and $0.8 million, respectively, with no unrealized losses, on available for sale investments that were in an unrealized loss position for greater than 12 months as of December 31, 2024. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, accordingly, no allowance for credit losses was recorded.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 30,473,443 shares were issued and outstanding as of December 31, 2024.
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
Open Market Sales Agreement
In November 2024, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $100.0 million through TD Cowen as our sales agent. Our prior sales agreement with Cowen terminated upon effectiveness of the registration statement on the Form S-3 we filed in connection with our sales agreement with TD Cowen. As of December 31, 2024, we had sold no shares under this agreement.
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
8. Equity Incentive Plans
2017 Equity Incentive Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan were to be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The 2017 Plan automatically increased by 1,063,871 shares as of January 1, 2024. At our annual stockholder meeting on June 12, 2024, the 2017 Plan was amended, eliminating the automatic annual share increase and the number of shares available for issuance was increased by 2,700,000 shares. All future share increases will require stockholder approval. As of December 31, 2024, 2,882,340 shares were available for future issuance.

Employee Stock Purchase Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan (“ESPP”). In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The ESPP automatically increased by 265,967 shares as of January 1, 2024. As of December 31, 2024, 181,078 shares have been issued under the ESPP. As of December 31, 2024, 1,917,729 shares were available for future issuance under the ESPP.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors generally vest over a one-year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the year ended December 31, 2024 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	4,225,615	$27.36	7.42	$5,827
Granted	2,423,788	$21.81
Exercises	(282,210)	$18.96
Forfeitures and cancellations	(280,904)	$34.74
Outstanding at December 31, 2024	6,086,289	$25.20	7.63	$534
Exercisable at December 31, 2024	2,829,196	$28.60	6.32	$534
Total cash received from the exercise of stock options was approximately $5.3 million during the year ended December 31, 2024.
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

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	1,481,572	$24.80	0.73	$31,735
Granted	882,385	$21.81
Released	(1,108,333)	$25.74
Forfeitures and cancellations	(27,947)	$25.37
Outstanding at December 31, 2024	1,227,677	$21.79	1.46	$16,254
RSU expected to vest at December 31, 2024	1,227,677	$21.79	1.46	$16,254
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

Twelve months ended December 31,
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
The following table presents a summary of activity with respect to our PSUs:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2024	—	$—	—
Granted	511,000	$24.69
Released	—	$—
Forfeitures	(6,500)	$24.69
Outstanding at December 31, 2024	504,500	$24.69	3.52
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

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.0%	3.8%	2.5%
Expected volatility	78.4%	85.7%	87.4%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.28	5.82	6.09
Weighted average grant date fair value per share	$15.54	$16.06	$21.58
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

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Year Ended December 31,
(in thousands)	2024		2023		2022
Research and development	$14,823		$10,159		$6,775
General and administrative	19,225	(1)	23,046	(2)	20,581	(3)
Total	$34,048		$33,205		$27,356
(1)    Includes $2.6 million related to two year RSU initially issued to our Chief Executive Officer in March 2022 and now fully recognized.
(2)    Includes $11.7 million related to two year RSU initially issued to our Chief Executive Officer in March 2022 and now fully recognized.
(3)    Includes $9.2 million related to two year RSU initially issued to our Chief Executive Officer in March 2022 and now fully recognized.
At December 31, 2024, there was $44.1 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.75 years, $20.1 million of unrecognized cost related to unvested RSU awards, which is expected to be recognized over a period of 2.75 years, $11.0 million of unrecognized cost related to unvested PSU awards, which is expected to be recognized over a period of 3.52 years, and $0.4 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a remaining weighted-average vesting period of 0.37 years.
9. Employee Benefit Plan
We have a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. We elected to match 100% of an employee’s contributions up to 10% of the employees’ eligible salary with a maximum limit of $23,000 in 2024, 100% of an employee’s contribution up to 10% of the employees’ salary with a maximum limit of $22,500 in 2023, and 100% of an employee’s contribution up to 6% of the employee’s salary with a maximum limit of $11,000 in 2022. For the years ended December 31, 2024, 2023, and 2022, we incurred approximately $2.2 million, $1.6 million, and $1.0 million, respectively of costs related to the 401(k) plan.
10. Commitments and Contingencies
Operating Leases
On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the right-of-use asset (the “ROU asset”) and lease liability. The monthly base rent was initially $4.20 per rentable square foot and is increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of December 31, 2024, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.
Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 6.7 years.

The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Year Ended December 31,
Leases	Classification on the Cash Flow	2024	2023	2022
Operating lease cost	Operating	$2,478	$2,478	$2,478
Cash paid for amounts included in the measurement of lease liabilities	Operating	2,457	2,386	2,316
At December 31, 2024, the future minimum annual obligations for the Company’s operating lease liabilities are as follows:

Years Ending December 31, (in thousands)
2025	$2,531
2026	2,607
2027	2,685
2028	2,766
2029	2,849
Thereafter	4,939
Total minimum payments required	$18,377
Less: imputed interest	(2,340)
Total	$16,037
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
Guarantees and Indemnifications
We enter into standard indemnification arrangements in the ordinary course of business. Pursuant to certain of these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party for third party claims in connection with our breach of the agreement, our negligence or willful misconduct in connection with the agreement, or any trade secret, copyright, patent or other intellectual property infringement claim with respect to our technology. The term of these indemnification arrangements is generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in the future, but have not yet been made.
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

11. Segment Reporting
We operate as one reportable segment focused on research and development activities to deliver immunology therapeutics for autoimmune and inflammatory diseases. Segment profit or loss is measured as the net loss reported on our Consolidated Statements of Operations and Comprehensive Loss and net loss is used to monitor results. Our segment revenue consists of non-cash royalties and milestones, and is derived from collaboration agreements, see Note 4. The measure of segment assets is reported on our Consolidated Balance Sheets as total assets.
The CODM is our Chief Executive Officer. The CODM manages the business activities on a consolidated basis in making decisions regarding resource allocation and performance assessment.
The following table is a summary of segment revenue, loss and our significant expenses (in thousands):

	Year Ended December 31,
	2024	2023	2022
Collaboration revenue	$91,280	$17,157	$10,287
Operating expenses:
External R&D
Rosnilimab	53,422	25,010	7,794
ANB032	26,084	17,197	3,866
ANB033	12,460	11,520	1,706
ANB101	3,367	—	—
Imsidolimab	8,284	31,769	38,812
Preclinical and other unallocated costs	14,350	14,526	11,838
Total External R&D(1)	117,967	100,022	64,016
Total Internal R&D(2)	45,873	32,261	24,782
Total R&D	163,840	132,283	88,798
Acquired in-process research and development	—	7,339	—

External G&A(3)	10,033	8,294	7,285
Internal G&A(1)	32,356	33,652	29,358
Total G&A	42,389	41,946	36,643
Total operating expenses	206,229	181,568	125,441
Loss from operations	(114,949)	(164,411)	(115,154)

Interest income	19,794	18,873	7,550
Non-cash interest expense	(50,087)	(18,083)	(21,108)
Other income (expense), net	14	(2)	12
Total other (expense) income, net	(30,279)	788	(13,546)

Loss before income taxes	(145,228)	(163,623)	(128,700)
(Provision) Benefit for income taxes	(3)	4	(24)
Segment net loss	(145,231)	(163,619)	(128,724)
(1)     External R&D consists of costs associated with our research and development activities, including drug discovery efforts, preclinical and clinical development of our programs, manufacturing, and allocated facility-related costs.
(2)     Internal R&D and G&A consist of salaries and wages, stock-based compensation, recruiting and other employee benefits.
(3)     External G&A consists of general and administrative expenses including legal services, insurance, professional fees for auditing, tax, and market research, and allocated facility-related costs not otherwise included in research and development expenses.

12. Income Taxes
The components of loss before income tax provision consist of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
U.S.	$(145,367)	$(163,580)	$(128,650)
Foreign	139	(43)	(50)
Consolidated net loss before income taxes	$(145,228)	$(163,623)	$(128,700)

For the years ended December 31, 2024, 2023 and 2022, we recognized income tax provision of $3,000, income tax benefit of $4,000, and income tax provision of $24,000 respectively, related to state income taxes.
Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2024	2023
Deferred Tax Assets:
Net operating loss carryforwards	$70,724	$72,777
Section 174 Capitalized R&D	61,029	37,240
Research and development credits	26,102	19,058
Equity compensation	13,000	10,533
Deferred Zejula royalty revenue	6,363	6,978
Lease liability	3,540	3,912
Other, net	12,774	7,201
Total deferred tax assets	193,532	157,699
Deferred Tax Liabilities:
ROU asset	(3,175)	(3,552)
Other, net	(3,009)	(2,658)
Fixed assets	(163)	(122)
Total deferred tax liabilities	(6,347)	(6,332)
Net deferred tax assets	187,185	151,367
Less: valuation allowance	(187,185)	(151,367)
Deferred tax assets, net of valuation allowance	$—	$—

We have recorded a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. Management has determined it more likely than not that the deferred tax assets are not realizable due to our historical loss position.
As of December 31, 2024, we had federal and state net operating loss carryforwards (“NOLs”), of $300.7 million and $73.0 million, respectively. The federal and state NOLs generated prior to 2018 will begin to expire in 2031 and 2028, respectively, unless previously utilized. The federal NOL includes $262.0 million of net operating losses generated in 2018 and after. Federal net operating losses generated in 2018 and after carryover indefinitely and may generally be used to offset up to 80% of future taxable income. As of December 31, 2024, we had federal and state research tax credit carryforwards of approximately $18.6 million and $17.4 million, respectively. The federal research tax credit carryforwards will begin to expire in 2041 and the state research tax credits carryforward indefinitely. We also have foreign tax losses of $2.8 million, which will carry forward indefinitely, subject to a continuity of ownership test.
The above NOL carryforward and the federal and state research credit carryforwards may be subject to limitation under section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions if we experience one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period.
We experienced ownership changes as defined by Section 382 of the Code during 2007, 2017 and 2021. As a result, as of December 31, 2024, there are $114.6 million of federal NOLs available to offset taxable income in future years without

Section 382 limitation, while $186.1 million of federal NOLs are subject to annual limitations over future periods. State NOL and credit carryforwards may be similarly limited.
Our use of federal and state NOLs and research credits could be further limited if we experience one or more ownership changes subsequent to December 31, 2024. If a change in ownership occurs, NOLs and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by ownership changes, if any, will not impact our effective tax rate.
The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Expected income tax benefit at federal statutory tax rate	$(30,498)	$(34,361)	$(27,026)
State income taxes, net of federal benefit	(1,699)	(1,912)	(800)
Permanent items	82	56	27
Equity compensation	804	2,840	(297)
Non-deductible compensation	2,188	3,693	2,060
Research credits	(7,057)	(6,213)	(3,319)
Other	35	109	(6)
Change in the valuation allowance	36,148	35,784	29,385
Income tax expense (benefit)	$3	$(4)	$24
We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. As of December 31, 2024 and 2023, we had no unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate due to the valuation allowance against deferred tax assets. The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2024	2023
Balance at the beginning of the year	$5,016	$3,369
(Decrease) increase related to prior year tax positions	(4)	153
Increase related to current year tax positions	1,899	1,494
Balance at the end of the year	$6,911	$5,016

If recognized, these amounts would not affect our effective tax rate, since they would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance. We do not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.
Our policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. As of December 31, 2024 and 2023, there were no interest or penalties on uncertain tax benefits.
We file income tax returns in the United States, California, various U.S. state jurisdictions and Australia. Due to our losses incurred, we are essentially subject to income tax examination by tax authorities from inception to date.

13. Subsequent Event
Exclusive License Agreement
On January 31, 2025, we entered into an Exclusive License Agreement (the “License Agreement”) with Vanda Pharmaceuticals Inc. (“Vanda”) pursuant to which we granted to Vanda an exclusive, global license for the development and commercialization of imsidolimab (IL-36R antagonist mAb), which has completed two registration-enabling global Phase 3 trials, GEMINI-1 and GEMINI-2, evaluating the safety and efficacy of imsidolimab in patients with Generalized Pustular Psoriasis (GPP).
Pursuant to the terms of the License Agreement, we received an upfront payment of $10.0 million and a $5.0 million payment for existing drug supply. Anaptys is also eligible to receive up to $35.0 million for future regulatory approval and sales milestones in addition to a 10% royalty on net sales.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2024 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the quarter ended December 31, 2024, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities that applies to all of our personnel, including directors, officers, employees, and other covered persons. The Insider Trading Policy also provides that the Company will not transact in its own securities unless in compliance with U.S. federal and state securities laws. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.
The remaining information required by this Item is incorporated herein by reference to the sections titled “Information about our Executive Officers,” “Election of Class II Directors,” “Corporate Governance Standards and Director Independence”, “Insider Trading Policy” and “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2025 Annual Meeting of Stockholders, and such disclosure, if any, is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Election of Class II Directors,” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID: 185.
Information required by this Item is incorporated herein by reference to the section titled “Ratification of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
3. Exhibits
EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	10-Q	001-37985	10.26	August 7, 2023
3.2	Restated Bylaws, as currently in effect.	8-K	001-37985	3.1	February 10, 2023
4.1	Form of Common Stock Certificate.	S-1	333-206849	4.1	December 23, 2015
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37985	4.3	March 2, 2020
10.1*	Form of Indemnity Agreement.	S-1	333-206849	10.1	September 9, 2015
10.2*	Amended and Restated 2006 Equity Incentive Plan and forms of award agreements.	S-1	333-206849	10.2	January 17, 2017
10.3*	Amended and Restated 2017 Equity Incentive Plan.	8-K	001-37985	10.1	June 12, 2024
10.4*	2017 Employee Stock Purchase Plan, and forms of award agreements.	S-1	333-206849	10.4	January 17, 2017
10.5+	Collaboration and Exclusive License Agreement, dated March 10, 2014, by and among the Registrant, TESARO, Inc. and TESARO Development, Ltd., as amended.	S-1	333-206849	10.10	May 10, 2016
10.6	Wateridge Lease Agreement.	10-Q	001-37985	10.16	May 6, 2020
10.7*	Amended and Restated Employment Agreement, effective May 8, 2023, by and between the Registrant and Eric Loumeau	10-Q	001-37985	10.25	May 11, 2023
10.8*	Amended and Restated Employment Agreement, effective April 25, 2022, by and between Registrant and Paul Lizzul	8-K	001-37985	10.1	April 29, 2022
10.9++	Amendment No. 3 to the Collaboration and Exclusive License Agreement	10-K	001-37985	10.16	February 25, 2021
10.10++	Confidential Settlement and Modification Agreement dated as of October 23, 2020	10-K	001-37985	10.18	February 25, 2021
10.11	First Amendment to Lease Agreement	10-Q	001-37985	10.19	August 9, 2021
10.12‡++	Royalty Purchase Agreement, dated October 25, 2021, by and between the Registrant and Sagard Healthcare Royalty Partners, LP	8-K	001-37985	2.1	December 1, 2021
10.13	Amendment No. 4 to Tesaro AnaptysBio Collaboration	10-K	001-37985	10.19	March 7, 2022
10.14*	Amended and Restated Employment Agreement, effective August 4, 2023, by and between the Registrant and Daniel Faga	10-Q	001-37985	10.27	November 2, 2023

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15‡++	Purchase and Sale Agreement, dated September 9, 2022, by and between the Registrant and DRI Healthcare Acquisitions L.P.	10-Q	001-37985	10.23	November 8, 2022
10.16‡++	License Agreement, dated November 24, 2023, by and between the Registrant and Centessa Pharmaceuticals (UK) Limited	10-K	001-37985	10.18	March 11, 2024
10.17‡++	Amendment No. 5 to Tesaro AnaptysBio Collaboration	10-K	001-37985	10.19	March 11, 2024
10.18‡	Amendment No. 1 to License Agreement, dated April 9, 2024, by and between the Registrant and Centessa Pharmaceuticals (UK) Limited	10-Q	001-37985	10.28	May 9, 2024
10.19‡++	Agreement and Amendment No. 1 to the Royalty Purchase Agreement, dated May 8, 2024 by and between the Registrant and Sagard Healthcare Partners Funding Borrower SPE 2, LP	10-Q	001-37985	10.29	August 5, 2024
10.20	Sales Agreement, dated November 5, 2024, by and between the Registrant and TD Securities (USA) LLC	S-3	333-283001	1.2	November 5, 2024
10.21*	Amended and Restated Employment Agreement, effective April 25, 2022, by and between the Registrant and Dennis Mulroy					X
19.1‡	Insider Trading Policy					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of KPMG LLP, an independent registered public accounting firm.					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Compensation Recovery Policy.	10-K	001-37985	97	March 11, 2024
101.INS	XBRL Report Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Date: February 27, 2025

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

Signature	Title	Date

/s/ Daniel Faga	President, Chief Executive Officer and Director
Daniel Faga	(Principal Executive Officer)	February 27, 2025

/s/ Dennis Mulroy	Chief Financial Officer
Dennis Mulroy	(Principal Accounting and Financial Officer)	February 27, 2025

/s/ Dennis Fenton	Director	February 27, 2025
Dennis Fenton, Ph.D.
/s/ Rita Jain	Director	February 27, 2025
Rita Jain, M.D
/s/ Magda Marquet	Director	February 27, 2025
Magda Marquet, Ph.D.
/s/ Oleg Nodelman	Director	February 27, 2025
Oleg Nodelman
/s/John Orwin	Director	February 27, 2025
John Orwin
/s/ Hollings Renton	Director	February 27, 2025
Hollings Renton
/s/ John Schmid	Director	February 27, 2025
John Schmid
/s/ J. Anthony Ware	Director	February 27, 2025
J. Anthony Ware, M.D.