Form 10-Q
period 2025-03-31
ANAPTYSBIO, INC
filed 2025-05-05
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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

As of April 30, 2025, there were 29,380,496 shares of the Registrant’s Common Stock outstanding.

AnaptysBio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value data)
(unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$98,637	$123,080
Receivables from collaborative partners	17,884	40,765
Short-term investments	241,299	262,293
Prepaid expenses and other current assets	5,292	5,738
Total current assets	363,112	431,876
Property and equipment, net	1,741	1,849
Operating lease right-of-use assets	13,923	14,383
Long-term investments	43,021	35,470
Other long-term assets	256	256
Total assets	$422,053	$483,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,123	$4,002
Accrued expenses	35,952	39,501
Current portion of operating lease liability	1,962	1,925
Total current liabilities	44,037	45,428
Liability related to sale of future royalties	330,382	353,426
Operating lease liability, net of current portion	13,613	14,112
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 30,388 shares and 30,473 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	30	30
Additional paid in capital	832,486	829,860
Accumulated other comprehensive gain	161	305
Accumulated deficit	(798,656)	(759,327)
Total stockholders’ equity	34,021	70,868
Total liabilities and stockholders’ equity	$422,053	$483,834
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$27,771	$7,179
Operating expenses:
Research and development	41,180	37,042
General and administrative	14,130	12,338
Total operating expenses	55,310	49,380
Loss from operations	(27,539)	(42,201)
Other income (expense), net:
Interest income	4,413	4,584
Non-cash interest expense for the sale of future royalties	(18,061)	(6,317)
Other income (expense), net	1,902	(2)
Total other expense, net	(11,746)	(1,735)
Loss before income taxes	(39,285)	(43,936)
Provision for income taxes	(44)	—
Net loss	(39,329)	(43,936)
Unrealized (loss) gain on available for sale securities	(144)	173
Comprehensive loss	$(39,473)	$(43,763)
Net loss per common share:
Basic and diluted	$(1.28)	$(1.64)
Weighted-average number of shares outstanding:
Basic and diluted	30,644	26,801
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain ( Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	30,473	$30	$829,860	$305	$(759,327)	$70,868
Issuance of common stock from exercises of options and employee stock purchase plan	44	—	290	—	—	290
Issuance of common stock upon vesting of restricted stock units	262	—	—	—	—	—
Net share settlement of restricted stock units	(98)	—	(1,451)	—	—	(1,451)
Repurchases and retirements of common stock	(293)		(5,383)			(5,383)
Stock-based compensation	—	—	9,170	—	—	9,170
Comprehensive loss, net	—	—	—	(144)	—	(144)
Net loss	—	—	—	—	(39,329)	(39,329)
Balance, March 31, 2025	30,388	$30	$832,486	$161	$(798,656)	$34,021
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

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,329)	$(43,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146	163
Stock-based compensation	9,170	10,131
Accretion/amortization of investments, net	(1,667)	(2,968)
Amortization of right-of-use assets – operating	460	442
Non-cash interest expense	18,061	6,317
Changes in operating assets and liabilities:
Receivables from collaborative partners	22,881	(238)
Prepaid expenses and other assets	530	(1,566)
Accounts payable and other liabilities	(24,034)	(5,172)
Deferred income	3,544	—
Operating lease liabilities	(462)	(426)
Net cash used in operating activities	(10,700)	(37,253)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(122,547)	(58,997)
Sales and maturities of investments	137,429	127,640
Purchases of property and equipment	(35)	(27)
Net cash provided by investing activities	14,847	68,616
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	290	811
Repurchase and retirements of common stock	(4,424)	—
Payment for net share settlement of equity awards	(1,451)	(7,504)
Principal repayment of liability for sale of future royalties	(23,005)	(6,940)
Net cash used in financing activities	(28,590)	(13,633)
Net (decrease) increase in cash and cash equivalents	(24,443)	17,730
Cash and cash equivalents, beginning of period	123,080	35,965
Cash and cash equivalents, end of period	$98,637	$53,695
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest portion of repayment for sale of future royalties	$18,100	$—
Income taxes paid	$5	$—
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$11	$—
Amounts accrued for repurchases of common stock	$959	$—
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Notes to Unaudited Consolidated Financial Statements
1. Description of the Business
AnaptysBio, Inc. (“we,” “us,” “our,” or the “company”) was incorporated in the state of Delaware in November 2005. We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics for autoimmune and inflammatory diseases. Our pipeline includes our lead program, rosnilimab, a depleter and agonist targeting PD-1+ T cells, in a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and a Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”). We also have other antibodies in our portfolio, including ANB033, a CD122 antagonist, and ANB101, a BDCA2 modulator, both in Phase 1 trials. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immuno-oncology, including a PD-1 antagonist (Jemperli (dostarlimab-gxly) or “Jemperli”) and a TIM-3 antagonist (cobolimab, GSK4069889). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK and license and transition services revenue from our collaboration with Vanda Pharmaceuticals Inc. (“Vanda”).
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K.
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
The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
(in thousands)	2025	2024
Options to purchase common stock	7,668	6,078
Stock awards	681	1,002
Total	8,349	7,080
Accounting Pronouncements
We have implemented all new accounting pronouncements that are in effect and may have an impact on our consolidated financial statements. Unless otherwise discussed, we believe the impact of any recently issued and not yet effective pronouncements will not have a material impact on our consolidated financial statements.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss on an annual and interim basis and should be applied retrospectively to all prior periods presented in the financial statements. We adopted this standard retrospectively on December 31, 2024. For the purpose of the adoption of ASU 2023-07, we performed an evaluation of financial information regularly reviewed by the CODM for purposes of evaluating performance and allocating resources. Financial information provided to and used by the CODM is consistent with our consolidated GAAP financial statements including our Consolidated Statements of Operations, see Note 10.
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

3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment, Net
Property and equipment, net consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Laboratory equipment	$6,719	$6,715
Office furniture and equipment	1,552	1,530
Leasehold improvements	203	203
Property and equipment, gross	8,474	8,448
Less: accumulated depreciation and amortization	(6,733)	(6,599)
Total property and equipment, net	$1,741	$1,849

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Accrued compensation and related expenses	$5,217	$8,449
Accrued professional fees and other expenses	936	839
Deferred income - Vanda license	3,544	—
Accrued research, development and manufacturing expenses	25,296	30,213
Accrued for repurchases of common stock	959	—
Total accrued expenses	$35,952	$39,501
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

We assessed these arrangements in accordance with Accounting Standards Codification (“ASC”) 606 and concluded that the contract counterparty, GSK, is a customer. We identified the following material promises under the GSK Agreement: (1) the licenses under certain patent rights and transfer of certain development and regulatory information, (2) research and development (“R&D”) services, and (3) joint steering committee meetings. We considered the research and discovery capabilities of GSK for these specific programs and the fact that the discovery and optimization of these antibodies is proprietary and could not, at the time of contract inception, be provided by other vendors, to conclude that the license does not have stand-alone functionality and is therefore not distinct. Additionally, we determined that the joint steering committee participation would not have been provided without the R&D services and GSK Agreement. Based on these assessments, we identified all services to be interrelated and therefore concluded that the promises should be combined into a single performance obligation at the inception of the arrangement.
As of March 31, 2025, the transaction price for the GSK Agreement and its associated amendments includes the upfront payment, research reimbursement revenue and milestones and royalties earned to date, which are allocated in their entirety to the single performance obligation.
We recognized $18.1 million in royalty revenue during the three months ended March 31, 2025 related to GSK’s net sales of Jemperli and Zejula during the period, which we estimate based on either GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the three months ended March 31, 2025, $17.2 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended) and $0.9 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement, each of such agreements as described in Note 5. We recognized $7.2 million in royalty revenue during the three months ended March 31, 2024 related to GSK’s net sales of Jemperli and Zejula during the period based on GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the three months ended March 31, 2024, $6.2 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended) and $1.0 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter.
No clinical milestones were recognized during the three months ended March 31, 2025 and 2024. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Milestones under the GSK Agreement are as follows:

	PD-1 (Jemperli/Dostarlimab)		TIM-3 (GSK4069889/Cobolimab)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	$5.0M	Q4'22
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	$5.0M	—
Filing of the first BLA(1) - first indication	$10.0M	Q1'20	$10.0M	—
Filing of the first MAA(2) - first indication	$5.0M	Q1'20	$5.0M	—
Filing of the first BLA - second indication	$10.0M	Q1'21	$10.0M	—
First BLA approval - first indication	$20.0M	Q2'21	$20.0M	—
First MAA approval - first indication	$10.0M	Q2'21	$10.0M	—
First BLA approval - second indication	$20.0M	Q3'21	$20.0M	—
Filing of the first MAA - second indication(3)	$5.0M	—	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—	$10.0M	—
First commercial sales milestone(3)	$15.0M	Q3'24	$15.0M	—
Second commercial sales milestone(3)	$25.0M	Q4'24	$25.0M	—
Third commercial sales milestone(3)	$50.0M	—	$50.0M	—
Fourth commercial sales milestone (4)	$75.0M	—	$75.0M	—

Milestones recognized through March 31, 2025	$133.0M	—	$13.0M	—
Milestones that may be recognized in the future	$140.0M	—	$260.0M	—
(1)Biologics License Application (“BLA”)
(2)Marketing Authorization Application (“MAA”)
(3)For Jemperli, the filing and approval of the first MAA for a second indication and first three commercial sales milestones are included as part of the royalty monetization agreement with Sagard (as defined below), see Note 5. Cash is generally received within 30 days of milestone achievement.
(4)For Jemperli, we retained the rights to a $75.0 million sales milestone when Jemperli annual net sales exceed $1.0 billion.
Vanda Collaboration
On January 31, 2025, we entered into an Exclusive License Agreement (the “Vanda License Agreement”) with Vanda pursuant to which we granted to Vanda an exclusive, global license for the development and commercialization of imsidolimab (IL-36R antagonist mAb), which has completed two registration-enabling global Phase 3 trials, GEMINI-1 and GEMINI-2, evaluating the safety and efficacy of imsidolimab in patients with Generalized Pustular Psoriasis (GPP).
Pursuant to the terms of the Vanda License Agreement, we received an upfront payment of $10.0 million for the license and a $5.0 million payment for existing drug supply. We allocated the total transaction price of $15.0 million on a relative standalone selling price in accordance with ASC 606. We recognized $9.6 million of license revenue and $0.1 million of transition services revenue, under ASC 606, and recognized $1.9 million related to existing drug supply transferred to Vanda as other income, under ASC 610. We expensed $2.5 million of related transaction costs for the period ending March 31, 2025, as we elected the practical expedient to expense the transaction costs as incurred as the expected amortization period was less than a year. We also recognized $3.5 million of deferred income on our consolidated balance sheet, for existing drug supply not yet transferred to Vanda, as of March 31, 2025, which we expect to recognize as other income during the second quarter of 2025.

We are also eligible to receive a 10% royalty on net sales as well as the following milestones under the Vanda License Agreement:

Milestone Event	Amount	Quarter Recognized
FDA regulatory approval for marketing of first licensed product in the USA for the treatment of active flares in GPP	$5.0M	—
Regulatory approval for marketing of the first licensed product in the EU	$5.0M	—
Commercial sales first exceed $100.0 million	$25.0M	—

Milestones recognized through March 31, 2025	—	—
Milestones that may be recognized in the future	$35.0M	—
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
Under the terms of the agreement, Centessa may be entitled to receive potential future payments of up to $10.0 million upon the achievement of a certain event-based milestone and would be entitled to receive on a product-by-product and country-by-country basis, a royalty of low single digits on annual net sales of any product in the territory in each calendar year. As of March 31, 2025, achievement of the milestone is not probable and, therefore, we have not recognized a liability for the associated $10.0 million contingent consideration.
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
In May 2024, we entered into an amendment to the Jemperli Royalty Monetization Agreement, Amendment No. 1 (the “Jemperli Amendment”) under which we sold additional receivables to Sagard in exchange for $50.0 million. The Jemperli Amendment includes all Jemperli sales, including any product containing Jemperli, whether or not such product constitutes a combination product, and the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Amendment is either $600.0 million if received by the end of March 31, 2031, or $675.0 million if received thereafter. Once either of these thresholds are met, the Jemperli Royalty Monetization Agreement and the Jemperli Amendment will expire, resulting in us regaining all subsequent Jemperli royalties and milestones. As of March 31, 2025, Sagard has received a total of $104.0 million in royalties and milestones.
We retained the rights to a $75.0 million sales milestone when Jemperli annual net sales exceed $1.0 billion.

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
We estimate the effective interest rate used to record non-cash interest expense under the Jemperli Royalty Monetization Agreement based on the estimate of future royalty payments to be received by Sagard. As of March 31, 2025, the estimated effective rate under the agreement was 24.0%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our prior estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized Jemperli non-cash royalty revenue of approximately $17.2 million during the three months ended March 31, 2025 and approximately $6.2 million during the three months ended March 31, 2024.
We recognized non-cash interest expense of approximately $17.8 million during the three months ended March 31, 2025 and $6.1 million during the three months ended March 31, 2024. The interest and amortization of issuance costs are reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the three months ended March 31, 2025:

(in thousands)	March 31, 2025
Liability related to sale of future Jemperli royalties and milestones – balance at 12/31/2024	$323,658
Amortization of issuance costs	26
Royalty and milestone payments to Sagard	(40,156)
Non-cash interest expense recognized(1)	17,794
Liability related to sale of future royalties and milestones – ending balance	$301,322
(1) Of the non-cash interest expense recognized, none was negative amortization for the three months ended March 31, 2025.
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
We recognized Zejula non-cash royalty revenue of approximately $0.9 million during the three months ended March 31, 2025 and $1.0 million during the three months ended March 31, 2024.

We recognized non-cash interest expense of approximately $0.2 million during both the three months ended March 31, 2025 and the three months ended March 31, 2024. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the three months ended March 31, 2025:

(in thousands)	March 31, 2025
Liability related to sale of future Zejula royalties and milestones – balance at 12/31/2024	$29,768
Amortization of issuance costs	7
Royalty and milestone payments to DRI	(949)
Non-cash interest expense recognized(1)	234
Liability related to sale of future royalties and milestones – ending balance	$29,060
(1) Of the non-cash interest expense recognized, none was negative amortization for the three months ended March 31, 2025.
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2025
Money market funds(1)	$79,118	$79,118	$—	$—
Mutual funds(1)	7,650	7,650	—	—
U.S. Treasury securities(1)(2)	257,064	257,064	—	—
Agency securities(2)	15,079	—	15,079	—
Commercial and corporate obligations(2)	17,159	—	17,159	—
At December 31, 2024
Money market funds(1)	$104,553	$104,553	$—	$—
Mutual funds(1)	9,376	9,376	—	—
U.S. Treasury securities(1)(2)	284,495	284,495	—	—
Agency securities(2)	7,579	—	7,579	—
Commercial and corporate obligations(2)	10,652	—	10,652	—
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
Fair Value of Other Financial Instruments
 The carrying amounts of certain of our financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value due to their short-term nature.
Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in short-term and long-term investments as of March 31, 2025 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$15,093	$—	$(14)	$15,079
Commercial and corporate obligations(2)	17,148	15	(4)	17,159
U.S. Treasury securities(3)	256,693	377	(6)	257,064
Total available for sale investments	$288,934	$392	$(24)	$289,302

(1)    Of our outstanding agency securities, $5.0 million have maturity dates of less than one year and $10.1 million have maturity dates between one to two years as of March 31, 2025.
(2)    Of our outstanding commercial and corporate obligations, $12.1 million have maturity dates of less than one year and $5.1 million have a maturity date of between one to two years as of March 31, 2025.
(3)    Of our outstanding U.S. Treasury securities, $229.2 million have maturity dates of less than one year and $27.9 million have a maturity date of between one to two years as of March 31, 2025.
The aggregate market value, cost basis, and gross unrealized gains and losses of available for sale investments by security type, classified in short-term and long-term investments as of December 31, 2024 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$7,587	$—	$(8)	$7,579
Commercial and corporate obligations(2)	10,642	10	—	10,652
U.S. Treasury securities(3)	283,985	517	(7)	284,495
Total available for sale investments	$302,214	$527	$(15)	$302,726
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
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2025 and December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 31, 2025
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$15,079	$(14)	$—	$—	$15,079	$(14)
Commercial and corporate obligations	6,758	(4)	—	—	6,758	(4)
U.S. Treasury Securities	61,775	(6)	—	—	61,775	(6)
Total	$83,612	$(24)	$—	$—	$83,612	$(24)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$7,579	$(8)	$—	$—	$7,579	$(8)
U.S. Treasury Securities	25,250	(7)	—	—	25,250	(7)
Total	$32,829	$(15)	$—	$—	$32,829	$(15)
As of March 31, 2025 and December 31, 2024, unrealized losses on available-for-sale investments were less than $0.1 million for both periods, with no available for sale investments that were in an unrealized loss position for greater than 12 months as of March 31, 2025. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, accordingly, no allowance for credit losses was recorded.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 30,387,893 shares were issued and outstanding as of March 31, 2025.
Stock Repurchase Program
In March 2025, our Board of Directors authorized a stock repurchase program (the “2025 Repurchase Program”) to repurchase up to $75.0 million of our outstanding common stock.
The following table presents the repurchase activity through March 31, 2025:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
First Quarter 2025	292,898	$18.35	$5,375
Total	292,898		$5,375
The repurchased common stock was subsequently retired after the repurchase and the par value of the shares was charged to common stock. The excess of the repurchase price over the par value was applied against additional paid in capital. As of March 31, 2025, $69.6 million remained available for future shares of common stock to be repurchased under the 2025 Repurchase Program.

Open Market Sales Agreement
In November 2024, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $100.0 million through TD Cowen as our sales agent. Our prior sales agreement with Cowen terminated upon effectiveness of the registration statement on the Form S-3 we filed in connection with our sales agreement with TD Cowen. As of March 31, 2025, we had sold no shares under this agreement.
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
8. Equity Incentive Plans
2017 Equity Incentive Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan were to be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. At our annual stockholder meeting on June 12, 2024, the 2017 Plan was amended, eliminating the automatic annual share increase and the number of shares available for issuance was increased by 2,700,000 shares. All future share increases will require stockholder approval. As of March 31, 2025, 845,138 shares were available for future issuance.

Employee Stock Purchase Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan (“ESPP”). In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The Board of Directors determined that due to sufficient shares being available in the ESPP, the number of shares available as of January 1, 2025 would not increase. As of March 31, 2025, 181,078 shares have been issued under the ESPP and 1,917,729 shares were available for future issuance under the ESPP.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors generally vest over a one-year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the three months ended March 31, 2025 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	6,086,289	$25.20	7.63	$534
Granted	1,745,653	$14.83
Exercised	(43,437)	$6.69
Forfeitures and cancellations	(154,893)	$18.84
Outstanding at March 31, 2025	7,633,612	$23.06	7.91	$8,303
Exercisable at March 31, 2025	3,509,783	$27.46	6.60	$1,761
Total cash received from the exercise of stock options was approximately $0.3 million during the three months ended March 31, 2025.
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

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	1,227,677	$21.79	1.46	$16,254
Granted	610,428	$14.83
Released	(261,734)	$21.91
Forfeitures and cancellations	(59,663)	$18.84
Outstanding at March 31, 2025	1,516,708	$19.09	1.82	$28,196
RSU expected to vest at March 31, 2025	1,516,708	$19.09	1.82	$28,196

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

Three months ended March 31,
2025
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
The following table presents a summary of activity with respect to our PSUs:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2025	504,500	$24.69	3.52
Granted	—	$—
Released	—	$—
Forfeitures	(6,500)	$24.69
Outstanding at March 31, 2025	498,000	$24.69	3.28
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

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.5%	3.9%
Expected volatility	81.8%	78.3%
Expected dividend yield	—%	—%
Expected term (in years)	6.35	6.28
Weighted-average grant date fair value per share	$10.95	$15.12
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
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$4,407	$3,454
General and administrative	4,763	6,677	(1)
Total	$9,170	$10,131
(1)    Includes $2.6 million related to two year RSU initially issued to our Chief Executive Officer in March 2022 and now fully recognized.
At March 31, 2025, there was $55.3 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.94 years, $25.6 million of unrecognized cost related to unvested RSU awards, which is expected to be recognized over a period of 2.92 years, $10.1 million of unrecognized cost related to unvested PSU awards, which is expected to be recognized over a period of 3.28 years, and $0.1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a remaining weighted-average vesting period of 0.12 years.
9. Commitments and Contingencies
Operating Leases
On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the right-of-use asset (the “ROU asset”) and lease liability. The monthly base rent was initially $4.20 per rentable square foot and is increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of March 31, 2025, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.
Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 6.4 years.
The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Three Months Ended March 31,
Leases	Classification on the Cash Flow	2025	2024
Operating lease cost	Operating	$619	$619
Cash paid for amounts included in the measurement of lease liabilities	Operating	620	602

At March 31, 2025, the future minimum annual obligations for our operating lease liabilities are as follows (in thousands):

Years Ending December 31,
2025	$1,911
2026	2,607
2027	2,685
2028	2,766
2029	2,849
Thereafter	4,939
Total minimum payments required	17,757
Less imputed interest	(2,182)
Total	$15,575
10. Segment Reporting
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

The following table is a summary of segment revenue, loss and our significant expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$27,771	$7,179
Operating expenses:
External R&D
Rosnilimab	15,026	10,038
ANB033	3,803	2,663
ANB032	3,536	4,866
ANB101	1,481	400
Imsidolimab	(189)	4,496
Preclinical and other unallocated costs	3,932	3,345
Total External R&D(1)	27,589	25,808
Total Internal R&D(2)	13,591	11,234
Total R&D	41,180	37,042

External G&A(3)	5,540	2,121
Internal G&A(1)	8,590	10,217
Total G&A	14,130	12,338
Total operating expenses	55,310	49,380
Loss from operations	(27,539)	(42,201)

Interest income	4,413	4,584
Non-cash interest expense	(18,061)	(6,317)
Other income (expense), net	1,902	(2)
Total other expense, net	(11,746)	(1,735)

Loss before income taxes	(39,285)	(43,936)
Provision for income taxes	(44)	—
Segment net loss	$(39,329)	$(43,936)
(1)     External R&D consists of costs associated with our research and development activities, including drug discovery efforts, preclinical and clinical development of our programs, manufacturing, and allocated facility-related costs.
(2)     Internal R&D and G&A consist of salaries and wages, stock-based compensation, recruiting and other employee benefits.
(3)     External G&A consists of general and administrative expenses including transaction costs, legal services, insurance, professional fees for auditing, tax, and market research, and allocated facility-related costs not otherwise included in research and development expenses.

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
•general macro-economic factors, including volatility in equity markets, and fluctuations in interest rates, foreign exchange rates and tariffs;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the three months ended March 31, 2025, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements.”
Overview
We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics for autoimmune and inflammatory diseases. Our pipeline includes our lead program, rosnilimab, a depleter and agonist targeting PD-1+ T cells, in a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and a Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”). We also have other antibodies in our portfolio, including ANB033, a CD122 antagonist, and ANB101, a BDCA2 modulator, both in Phase 1 trials. We have also discovered multiple therapeutic antibodies licensed to GlaxoSmithKline, Inc. (“GSK”) in a financial collaboration for immuno-oncology, including a PD-1 antagonist (Jemperli (dostarlimab-gxly) or “Jemperli”) and a TIM-3 antagonist (cobolimab, GSK4069889). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK and license and transition services revenue from our collaboration with Vanda Pharmaceuticals Inc. (“Vanda”).
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
In February 2025, we announced top-line data from rosnilimab’s randomized, placebo-controlled, global 424-patient, Phase 2b clinical trial for moderate-to-severe rheumatoid arthritis. Patients were randomized to receive either 100mg of subcutaneous rosnilimab every four weeks (Q4W), 400mg Q4W, 600mg every two weeks, or placebo. The trial achieved its primary endpoint of the mean change from baseline in baseline disease activity score -- 28 joints (DAS-28) C-Reactive Protein (“CRP”) score at Week 12 for all three doses of rosnilimab compared to placebo.
Rosnilimab achieved statistical significance in at least one dose and numerical superiority at all doses, including once monthly administration, on key secondary endpoints of ACR20, ACR50 and clinical disease activity index (“CDAI”) low disease activity (“LDA”) score at Week 12. Following completion of the Week 14 visit, 69% (or 220 of the 318) rosnilimab-treated patients who achieved CDAI LDA and continued their assigned treatment in a blinded, all-active treatment period as of the December 10, 2024 data cutoff, appeared to show sustained CDAI LDA, ACR50 and ACR70 responses out to end-of-treatment at Week 28. These Phase 2b data to date have demonstrated a favorable safety and tolerability profile.
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
We are also conducting a randomized placebo-controlled 132-patient, global Phase 2 trial assessing two dose levels of subcutaneously administered rosnilimab in moderate-to-severe UC. Rosnilimab will be dosed for up to 48 weeks on well-established endpoints including clinical remission on the modified Mayo score (“mMS”), clinical response on the mMS and endoscopic remission. We anticipate reporting initial Phase 2 data on the primary endpoint at Week 12 in the UC trial in the fourth quarter of 2025.
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
ANB101
Blood dendritic cell antigen 2 (“BDCA2”) is a molecule specifically expressed on plasmacytoid dendritic cells (“pDCs”), a class of immune cells which, while found in relatively small numbers in healthy individuals, are enriched in patients with a variety of inflammatory diseases, that is critical to the regulation of toll-like receptor signaling and interferon secretion. pDCs are a key upstream node in the inflammatory cascade that serve as a bridge between innate and adaptive immunity. They have been shown to be prolific secretors of type I interferons, which drive activation of a variety of downstream cell types including T cells and monocytes. Together with their ability to present antigens to the adaptive immune system, this creates a pro-inflammatory environment for the establishment and perpetuation of autoimmune pathology. BDCA2 has been implicated in the pathophysiology of systemic lupus erythematosus (“SLE”), where there exists mechanistic clinical proof of concept for pDC modulation. ANB101 is a BDCA2 modulator antibody that targets pDCs and potently inhibits interferon secretion and modulates antigen presentation for the treatment of autoimmune and inflammatory diseases. We initiated a Phase 1 clinical trial of ANB101 in March 2025.

The following table summarizes certain key information about our wholly owned product candidates:

Development Stage and Anticipated Milestones

	Antibody Program	Therapeutic Indication	IND Enabling	Phase 1	Phase 2	Phase 3
Immune Cell Modulators	Rosnilimab (PD-1 depleter and agonist)	Rheumatoid Arthritis			Updated clinical and translational data June 2025	
Immune Cell Modulators	Rosnilimab (PD-1 depleter and agonist)	Ulcerative Colitis			Initial P2 data Q4 2025	
Immune Cell Modulators	ANB033 (CD122 antagonist)	Inflammatory Diseases		P1 initiated R&D event in H2 2025		
Immune Cell Modulators	ANB101 (BDCA2 modulator)	Inflammatory Diseases		P1 initiated

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

Vanda Collaboration
On January 31, 2025, we entered into an Exclusive License Agreement (the “Vanda License Agreement”) with Vanda pursuant to which we granted to Vanda an exclusive, global license for the development and commercialization of imsidolimab (IL-36R antagonist mAb), which has completed two registration-enabling global Phase 3 trials, GEMINI-1 and GEMINI-2, evaluating the safety and efficacy of imsidolimab in patients with Generalized Pustular Psoriasis (“GPP”).
Pursuant to the terms of the Vanda License Agreement, we received an upfront payment of $10.0 million and a $5.0 million payment for existing drug supply. We are also eligible to receive up to $35.0 million for future regulatory approval and sales milestones in addition to a 10% royalty on net sales.
For more information about these collaborations, see Note 4 — Collaborative Research and Development Agreements in the accompanying notes to the consolidated financial statements.
Components of Operating Results
Collaboration Revenue
Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through March 31, 2025, we have recognized $374.3 million in revenue from our collaborators. We have not generated any revenue from product sales.
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
General and Administrative Expense
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation for our executive, finance, legal, business development, human resource, and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses, transaction costs, and professional fees for auditing, tax, and legal services.
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
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025.
Results of Operations – Comparison of the Three Months Ended March 31, 2025 and 2024
Collaboration Revenue
Collaboration revenue consists of milestone payments, royalty payments, upfront license fees and transition services provided under our collaboration agreements. We recognized no milestone revenue during each of the three months ended March 31, 2025 and 2024. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Royalty revenue is a function of our partners’ product sales and the applicable royalty rate. During the three months ended March 31, 2025 and 2024, we recognized $18.1 million and $7.2 million, respectively, of royalty revenue related to the net sales of GSK’s Jemperli and Zejula. All royalty revenue recognized for the three months ended March 31, 2025 and 2024 is non-cash revenue pursuant to the Royalty Monetization Agreements. For more information see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.
During the three months ended March 31, 2025, we recognized $9.6 million in upfront license fees revenue and $0.1 million related to transition services provided under our Vanda License Agreement. No revenue was recognized under this agreement during the three months ended March 31, 2024.
Research and Development Expenses
Research and development expenses were $41.2 million during the three months ended March 31, 2025 compared to $37.0 million during the three months ended March 31, 2024 for an increase of $4.2 million, primarily due to a $2.3 million increase in clinical expenses, $2.4 million increase in salaries and related expenses, including stock-based compensation expense, and $0.1 million increase in other research and development expenses, offset by a decrease of $0.6 million in outside services for manufacturing expenses.

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

	Three Months Ended March 31,
(in thousands)	2025	2024	Increase/(Decrease)
External Costs
Rosnilimab	$15,026	$10,038	$4,988
ANB033	3,803	2,663	1,140
ANB032	3,536	4,866	(1,330)
ANB101	1,481	400	1,081
Imsidolimab	(189)	4,496	(4,685)
Preclinical and other unallocated costs	3,932	3,345	587
Total External Costs	27,589	25,808	1,781
Internal Costs	13,591	11,234	2,357
Total Costs	$41,180	$37,042	$4,138
General and Administrative Expenses
General and administrative expenses were $14.1 million during the three months ended March 31, 2025 compared to $12.3 million during the three months ended March 31, 2024 for an increase of $1.8 million, primarily due to a $2.5 million increase in transaction costs related to our Vanda License Agreement, a $0.8 million increase in market research cost, a $0.3 million increase in personnel costs, and a $0.1 million increase in other general and administrative expenses, offset by a decrease of $1.9 million in stock-based compensation expense.
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
Non-Cash Interest Expense for the Sale of Future Royalties
Non-cash interest expense was $18.1 million and $6.3 million during the three months ended March 31, 2025 and 2024, respectively. The increase of $11.8 million in non-cash interest expense is primarily due to the Jemperli Amendment which increased the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard.
Interest Income
Interest income was $4.4 million and $4.6 million during the three months ended March 31, 2025 and 2024, respectively, which primarily related to our short-term and long-term investments. The decrease in interest income is primarily due to the timing of sales, maturities and purchases of our investments.
Other Income (Expense), Net
Other income (expense), net was $1.9 million of income and less than $0.1 million of expense for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily related to $1.9 million of other income recognized from existing drug supply transferred to Vanda in accordance with our Vanda License Agreement.

Liquidity and Capital Resources
From our inception through March 31, 2025, we have received an aggregate of $1.3 billion to fund our operations, which included $738.4 million from the sale of equity securities, $335.0 million from the sale of future royalties, and $249.2 million from our collaboration agreements. As of March 31, 2025, we had $383.0 million in cash, cash equivalents and investments.
In addition to our existing cash, cash equivalents and investments, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain nonclinical, clinical, regulatory and sales-based events, and royalty payments under our collaboration agreements, including the GSK Agreement, the GSK Settlement Agreement, and the Vanda License Agreement. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities. Our rights to payments under our collaboration agreements are our only committed external source of funds.
In November 2024, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $100.0 million through TD Cowen as our sales agent. As of March 31, 2025, we had sold no shares under this agreement.
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
Cash, cash equivalents and investments totaled $383.0 million as of March 31, 2025, compared to $420.8 million as of December 31, 2024. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next twelve months from the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(10,700)	$(37,253)
Investing activities	14,847	68,616
Financing activities	(28,590)	(13,633)
Net (decrease) increase in cash and cash equivalents	$(24,443)	$17,730

Operating Activities
Net cash used in operating activities during the three months ended March 31, 2025 of $10.7 million was primarily due to our net loss of $39.3 million, adjusted for addbacks for non-cash expenses of $26.2 million, which includes stock-based compensation, amortization of operating ROU assets, non-cash interest expense, income from marketable securities and net increases in working capital of $2.4 million.
Net cash used in operating activities during the three months ended March 31, 2024 of $37.3 million was primarily due to our net loss of $43.9 million, adjusted for addbacks for non-cash expenses of $14.0 million, which includes stock-based compensation, amortization of operating ROU assets, non-cash interest expense, income from marketable securities, offset by net decreases in working capital of $7.4 million.
Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2025 and 2024 of $14.8 million and $68.6 million, respectively, primarily relates to the timing of sales, maturities and purchases of our investments.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2025 of $28.6 million was primarily due to $23.0 million for repayments of the liability to the sale of future royalties, $4.4 million used for the repurchase and retirement of common stock, and $1.5 million for net share settlement of equity awards, partially offset by $0.3 million of cash received for the issuance of common stock.
Net cash used in financing activities during the three months ended March 31, 2024 of $13.6 million was primarily related to $6.9 million for repayments of the liability for the sale of future royalties, $7.5 million for net share settlement of equity awards, partially offset by $0.8 million of cash received for the issuance of common stock.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2025, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K filed with the SEC on February 27, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of March 31, 2025, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
If our other ongoing or future clinical trials of any of our product candidates, including, rosnilimab, ANB033 or ANB101, are unsuccessful, whether for one of the reasons mentioned above or otherwise, our product candidates may be delayed in development or fail entirely, which would have a material adverse impact on our business.

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
For our PD-1 agonist antibody program, our competitors include other PD-1 agonist antibodies GS-0151 (Gilead) in Phase 1b development for the treatment of rheumatoid arthritis, a PD-1 agonist antibody (Boehringer Ingelheim) in Phase 1 development, and a PD-1 agonist antibody (Seismic) in Phase 1 development. Our commercial-stage competitors in moderate-to-severe rheumatoid arthritis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie), IL-6 (Actemra; Roche and Kevzara; Regeneron), CD-80/86 (Orencia; BMS), CD-20 (Rituxan; Roche), and janus kinase inhibitors (Rinvoq; AbbVie, Olumiant; Eli Lilly, and Xeljanz; Pfizer). Commercial-stage competitors in moderate-to-severe ulcerative colitis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie and Remicade; Johnson & Johnson), anti-α4β7 (Entyvio; Takeda), anti-IL-23 (Stelara; Johnson & Johnson, Omvoh; Eli Lilly, Tremfya; Johnson & Johnson, and Skyrizi; AbbVie) and S1P inhibitors (Zeposia; Bristol Myers Squibb and Velsipity; Pfizer) and janus kinase inhibitors (Rinvoq; AbbVie, and Xeljanz; Pfizer) as well as monoclonal antibodies targeting anti-TL1A (PRA023; Merck, RVT-3101; Roche and duvakitug; Teva/Sanofi) in Phase 2 and 3 development.
For our anti-CD122 antagonist antibody program, our clinical competitors include other anti-CD122 antagonist antibodies, auremolimab (Incyte), in Phase 1 development for the treatment of vitiligo, and FB-102 (Forte Bioscience) in Phase 1b development for the treatment of celiac disease and vitiligo, and two anti-IL-15 monoclonal antibodies, CALY-002 (Novartis), in Phase 1b development for the treatment of celiac disease and eosinophilic esophagitis, and TEV-‘408 (Teva), in Phase 2 development for the treatment of celiac disease and vitiligo.
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
In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we or our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Moreover, we source certain of the raw materials needed for our product candidates from outside the United States. Although we have not experienced any material supply interruptions to date, it is possible that political, economic or public health events could cause such interruptions in the future. Further, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the United States. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent or future trade tension, may impede, delay, limit, or increase the cost of manufacturing our product candidates. Such events could result in our clinical or commercial supply of drug, packaging and other services being interrupted or limited, which could harm our business. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products.
Some of our suppliers may experience disruption to their respective supply chain due to the effects of macroeconomic conditions, which could delay, prevent or impair our development or commercialization efforts.
We obtain certain drug intermediates of our drug candidate supply from countries affected by macroeconomic events and conditions, including inflation, interest rate fluctuations, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, increasing financial market volatility and uncertainty, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials, production processes, and ability to conduct clinical trials. If we are unable to obtain certain drug intermediates of our drug candidate supply in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.
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
We are subject to risks associated with foreign trade policy, including recent tariffs imposed or proposed by the United States on its trading partners, as well as retaliatory actions that have or may be imposed by other countries in response. The recent U.S. tariff actions against trading partners and specific sectors of the global economy may have an adverse effect on our business and financial condition. At this time, the impact of the recently imposed and proposed tariff actions with respect to our operations remains uncertain given ongoing bilateral negotiations between the United States and trading partners, changes in U.S. policy, and the commencement of a Section 232 investigation by the U.S. Department of Commerce, which may result in the imposition of an additional tariff rate on U.S. imports of pharmaceuticals and pharmaceutical ingredients. Our products involve pharmaceutical ingredients that are partially sourced from outside of the United States, including China, the cost of which may increase due to additional tariff rates. Higher material costs may negatively impact our gross margins and operating results and our ability to be competitive in the global market.
Changes in government trade policies, including changes to tariffs and other non-tariff barriers, may have a material impact on our results of operations.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. For the three months ended March 31, 2025, we had $27.8 million in collaboration revenue and a net loss of $39.3 million. For the three months ended March 31, 2024, we had $7.2 million in collaboration revenue and a net loss of $43.9 million. As of March 31, 2025, we had an accumulated deficit of $798.7 million.
We have financed our operations primarily through our initial public offering of common stock in January 2017, our follow-on public offerings of common stock in October 2017, September 2018, and August 2024, and royalty monetization transactions such as our Jemperli Royalty Monetization Agreement and Jemperli Amendment. We have devoted substantially all of our efforts to research and development. Rosnilimab is in Phase 2 clinical development, and we expect that it will be several years, if ever, before any of our active product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. Our revenue has been historically derived from amortization of upfront payments, research and development funding, and milestone and royalty payments under collaboration and license agreements with our collaborators. Our ability to generate future product revenue from our current or future product candidates depends on a number of additional factors, including our ability (or as applicable our collaborators’ ability) to:
•continue research and preclinical development of our product candidates;

•identify additional product candidates;
•maintain existing and enter into new collaboration agreements;
•conduct additional preclinical studies and initiate clinical trials for our product candidates;
•obtain approvals for the product candidates that we develop or are developed under our collaboration arrangements;
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
We have entered into a collaboration with GSK to develop certain of our product candidates. GSK has advanced multiple antibodies generated through our collaboration into clinical trials. If our collaboration with GSK were terminated, we may not receive all or any of the funding potentially coming from such collaboration, which could adversely affect our business or financial condition. For example, in October 2023, we agreed with GSK to terminate the LAG-3 antagonist antibody development program under our existing collaboration. As a result, we will not receive any additional milestones or any royalties from GSK for that development program.
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
If third parties on which we depend to conduct our planned preclinical studies and clinical trials do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development programs could be delayed with adverse effects on our business, financial condition, results of operations and prospects.
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
Reliance on third party manufacturers entails additional risks, including the possible breach of the manufacturing agreement by the manufacturer and the possible termination or nonrenewal of the agreement by the manufacturer at a time that is costly or inconvenient for us. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected product candidates could be significantly delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.
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
Our internal computer systems, or those of our third party collaborators or other service providers, may fail or suffer security breaches and cyber-attacks, which could result in a material disruption of our development programs.
We are increasingly dependent on information technology systems, infrastructure and data to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of confidential and sensitive information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. We have established physical, electronic and organizational measures to safeguard and secure our systems which are designed to prevent data compromise, and rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and the processing, transmission and storage of our information. We have also outsourced elements of our information technology infrastructure, resulting in a number of third party vendors that may or could have access to our information. Despite the implementation of security measures, any of the internal technology systems belonging to us, our collaborators or our third party service providers are vulnerable to damage from computer viruses, bugs, worms, malware, hacking, supply chain attacks and vulnerabilities, distributed denial-of-service attacks, credential stuffing or harvesting, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. Any system failure, accident or security breach that causes interruptions in our own, in collaborators’ or in third party service providers’ operations could result in a material disruption of our drug discovery and development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our or our collaborators’ regulatory approval efforts and significantly increase our costs in order to recover or reproduce the lost data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential, sensitive or proprietary information, we may incur liability as a result, our drug discovery programs and competitive position may be adversely affected, and the further development of our product candidates may be delayed. Furthermore, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.
Our system protections may be ineffective or inadequate, or we could be impacted by software bugs or other technical malfunctions, as well as employee error or malfeasance. Additionally, laws and regulations regarding privacy and data protection are evolving, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our or our collaborators or third party service providers’ business practices and products and service offerings. To the extent that the measures we or our collaborators or third party service providers have taken prove to be insufficient or inadequate, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, damages, harm to our reputation, or loss of customers. While we have not experienced any material losses as a result of any system failure, accident or security breach to date, we have been the subject of certain phishing attempts in the past. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. Additionally, a party who circumvents our security measures could, among other effects, appropriate proprietary data, cause interruptions in our operations, or expose our collaborators to hacks, viruses, and other disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, while we maintain cybersecurity insurance coverage, we cannot be sure that such coverage will be adequate or sufficient to compensate for any losses associated with such events, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. The development and maintenance of our information technology systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted. We also have registered all shares of common stock that we may issue under our equity incentive plans or that are issuable upon exercise of outstanding options, or upon vesting of outstanding awards. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. In November 2024, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $100.0 million through TD Cowen as our sales agent.
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
As of December 31, 2024, we had federal NOLs of approximately $300.7 million. Of this, $38.6 million will expire beginning in 2031 through 2037, if not used to reduce income taxes payable in the future and $262.0 million carry forward indefinitely. Due to ownership changes as defined by Section 382 of the Code, there are $114.6 million of federal NOLs available to offset taxable income in future years without Section 382 limitation, while $186.1 million of federal NOLs are subject to annual limitations over future periods. We had state NOLs of approximately $73.0 million, which will expire beginning in 2028 through 2044.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer
On March 24, 2025, our board of directors approved a stock repurchase program to repurchase up to $75.0 million of shares of our outstanding common stock, par value $0.001 per share (the “2025 Repurchase Program”). The following table contains information with respect to repurchases made by us during the month ended March 31, 2025:

Period	(a) Total number of shares repurchased	(b) Average price paid per share	(c) Total number of shares repurchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
March 24, 2025 - March 31, 2025	292,898	$18.35	292,898	$69,625
	292,898		292,898
Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On January 9, 2025, John Schmid, a director of the company, terminated a written 10b5-1 Plan dated August 30, 2024.
On January 10, 2025, Daniel Faga, chief executive officer of the company, entered into a written plan for the potential sale of common stock. The plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. No shares were sold under the plan and it was subsequently terminated on March 18, 2025, before the 90 day “cooling off period”.
On March 18, 2025, Dennis Mulroy, chief financial officer of the company, terminated a written 10b5-1 Plan dated June 14, 2024.
On March 18, 2025, Eric Loumeau, chief legal officer of the company, terminated a written 10b5-1 Plan dated June 10, 2024.
Other than as disclosed above, during the three months ended March 31, 2025, none of the company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.22‡++	Exclusive License Agreement, dated January 31, 2025, by and between the Company and Vanda Pharmaceuticals Inc.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Report Instance Document - The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - (formatted in Inline XBRL and contained in Exhibit 101)

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

AnaptysBio, Inc.

Date:	May 5, 2025	By:	/s/ Daniel Faga
Daniel Faga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2025	By:	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)