Form 10-Q
period 2025-06-30
ANAPTYSBIO, INC
filed 2025-08-06
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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

As of August 1, 2025, there were 27,996,963 shares of the Registrant’s Common Stock outstanding.

AnaptysBio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value data)
(unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$44,298	$123,080
Receivables from collaborative partners	21,418	40,765
Short-term investments	221,412	262,293
Prepaid expenses and other current assets	4,778	5,738
Total current assets	291,906	431,876
Property and equipment, net	1,628	1,849
Operating lease right-of-use assets	13,464	14,383
Long-term investments	27,996	35,470
Other long-term assets	256	256
Total assets	$335,250	$483,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,329	$4,002
Accrued expenses	30,197	39,501
Current portion of operating lease liability	2,001	1,925
Total current liabilities	35,527	45,428
Liability related to sale of future royalties	331,361	353,426
Operating lease liability, net of current portion	13,095	14,112
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 27,973 shares and 30,473 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	28	30
Additional paid in capital	792,531	829,860
Accumulated other comprehensive (loss) gain	(6)	305
Accumulated deficit	(837,286)	(759,327)
Total stockholders’ (deficit) equity	(44,733)	70,868
Total liabilities and stockholders’ equity	$335,250	$483,834
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$22,263	$10,971	$50,034	$18,150
Operating expenses:
Research and development	37,824	41,997	79,004	79,039
General and administrative	10,609	9,295	24,739	21,633
Total operating expenses	48,433	51,292	103,743	100,672
Loss from operations	(26,170)	(40,321)	(53,709)	(82,522)
Other income (expense), net:
Interest income	3,654	4,623	8,067	9,207
Non-cash interest expense for the sale of future royalties	(19,606)	(10,953)	(37,667)	(17,270)
Other income (expense), net	3,531	—	5,433	(2)
Total other expense, net	(12,421)	(6,330)	(24,167)	(8,065)
Loss before income taxes	(38,591)	(46,651)	(77,876)	(90,587)
Provision for income taxes	(39)	(9)	(83)	(9)
Net loss	(38,630)	(46,660)	(77,959)	(90,596)
Unrealized (loss) gain on available for sale securities	(167)	209	(311)	382
Comprehensive loss	$(38,797)	$(46,451)	$(78,270)	$(90,214)
Net loss per common share:
Basic and diluted	$(1.34)	$(1.71)	$(2.62)	$(3.35)
Weighted-average number of shares outstanding:
Basic and diluted	28,810	27,356	29,722	27,079
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance, December 31, 2024	30,473	$30	$829,860	$305	$(759,327)	$70,868
Issuance of common stock from exercises of options and employee stock purchase plan	44	—	290	—	—	290
Issuance of common stock upon vesting of restricted stock units	262	—	—	—	—	—
Net share settlement of restricted stock units	(98)	—	(1,451)	—	—	(1,451)
Repurchases and retirements of common stock	(293)	—	(5,383)	—	—	(5,383)
Stock-based compensation	—	—	9,170	—	—	9,170
Comprehensive loss, net	—	—	—	(144)	—	(144)
Net loss	—	—	—	—	(39,329)	(39,329)
Balance, March 31, 2025	30,388	$30	$832,486	$161	$(798,656)	$34,021
Issuance of common stock from exercises of options and employee stock purchase plan	84	—	1,423	—	—	1,423
Issuance of common stock upon vesting of restricted stock units	62	—	—	—	—	—
Repurchases and retirements of common stock	(2,561)	(2)	(50,617)	—	—	(50,619)
Stock-based compensation	—	—	9,239	—	—	9,239
Comprehensive loss, net	—	—	—	(167)	—	(167)
Net loss	—	—	—	—	(38,630)	(38,630)
Balance, June 30, 2025	27,973	$28	$792,531	$(6)	$(837,286)	$(44,733)
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

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,959)	$(90,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288	317
Stock-based compensation	18,409	17,675
Accretion/amortization of investments, net	(3,264)	(5,445)
Amortization of right-of-use assets – operating	919	883
Non-cash interest expense	37,667	17,270
Changes in operating assets and liabilities:
Receivables from collaborative partners	19,347	(2,156)
Prepaid expenses and other assets	944	1,499
Accounts payable and other liabilities	(46,354)	2,846
Operating lease liabilities	(941)	(868)
Net cash used in operating activities	(50,944)	(58,575)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(176,755)	(208,149)
Sales and maturities of investments	228,079	274,383
Purchases of property and equipment	(74)	(60)
Net cash provided by investing activities	51,250	66,174
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,713	1,790
Repurchase and retirements of common stock	(55,522)	—
Proceeds from the sale of future royalties	—	50,000
Payment for net share settlement of equity awards	(1,451)	(7,504)
Principal repayment of liability for sale of future royalties	(23,828)	(15,993)
Payments for debt issuance costs	—	(36)
Net cash (used in) provided by financing activities	(79,088)	28,257
Net (decrease) increase in cash and cash equivalents	(78,782)	35,856
Cash and cash equivalents, beginning of period	123,080	35,965
Cash and cash equivalents, end of period	$44,298	$71,821
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest portion of repayment for sale of future royalties	$35,904	$—
Income taxes paid	$44	$—
Non-cash investing and financing activities:
Amounts accrued for issuance costs related to the sale of future royalties	$—	$67
Amounts accrued for repurchases of common stock	$480	$—
Receivable related to issuance of common stock, upon exercise of stock options	$—	$29
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Notes to Unaudited Consolidated Financial Statements
1. Description of the Business
AnaptysBio, Inc. (“we,” “us,” “our,” or the “company”) was incorporated in the state of Delaware in November 2005. We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics for autoimmune and inflammatory diseases. Our pipeline includes our lead program, rosnilimab, a selective and potent pathogenic T cell depleter, that completed a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and is in a Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”). We also have other antibodies in our portfolio, including ANB033, a CD122 antagonist, in celiac disease (“CeD”), and ANB101, a BDCA2 modulator, both in Phase 1 trials. We have also discovered and out-licensed in financial collaborations multiple therapeutic antibodies, including a PD-1 antagonist (Jemperli (dostarlimab-gxly) or “Jemperli”) to GSK and an IL-36R antagonist (imsidolimab) to Vanda Pharmaceuticals Inc. (“Vanda”). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK and license and transition services revenue from our collaboration with Vanda .
Since our inception, we have devoted our primary effort to research and development activities. Our financial support has been provided primarily from the sale of our common stock and royalty monetizations, as well as through funds received under our collaborative research and development agreements. Going forward, as we continue our expansion, we may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to us on acceptable terms, if at all. If events or circumstances occur such that we do not obtain additional funding, we will most likely be required to reduce our plans and/or certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. Our management believes our currently available resources will provide sufficient funds to enable us to meet our operating plans for at least the next 12 months from the issuance of our consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K.
Basis of Consolidation
The accompanying consolidated financial statements include us and our wholly owned Australian subsidiary, which was deregistered with the Australian Securities & Investments Commission as of June 30, 2025. The deregistration did not have a material impact on our consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. We operate in one reportable segment, and our functional and reporting currency is the U.S. dollar.
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
The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Options to purchase common stock	7,621	6,148	7,644	6,113
Stock awards	854	249	873	655
Total	8,475	6,397	8,517	6,768
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

3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment, Net
Property and equipment, net consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Laboratory equipment	$6,719	$6,715
Office furniture and equipment	1,581	1,530
Leasehold improvements	203	203
Property and equipment, gross	8,503	8,448
Less: accumulated depreciation and amortization	(6,875)	(6,599)
Total property and equipment, net	$1,628	$1,849

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Accrued compensation and related expenses	$6,400	$8,449
Accrued professional fees and other expenses	982	839
Accrued research, development and manufacturing expenses	22,335	30,213
Accrued for repurchases of common stock	480	—
Total accrued expenses	$30,197	$39,501
4. Collaborative Research and Development Agreements
GSK Collaboration
In March 2014, we entered into a Collaboration and Exclusive License Agreement (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GSK (Tesaro and GSK are hereinafter referred to, collectively, as “GSK”). Currently, under the GSK Agreement, GSK is developing Jemperli (dostarlimab) as a monotherapy, and in combination with additional therapies, for various solid tumor indications.
For Jemperli and cobolimab, a TIM-3 antibody, each remaining development programs under the GSK Agreement, we are eligible to receive milestone payments if certain clinical trial events are achieved by GSK, if certain U.S. and European regulatory submissions and approvals in multiple indications are achieved, and upon the achievement of specified levels of annual worldwide net sales. We will also be eligible to receive tiered 4-8% royalties related to worldwide net sales of products developed under the collaboration. On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “GSK Amendment No. 3”) was agreed to by both parties to permit GSK to conduct development and commercialization in combination with any third party molecules of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor (“Zejula”). Under GSK Amendment No. 3, we were granted increased royalties upon sales of Jemperli, equal to 8% of net sales (as defined in the GSK Agreement) below $1.0 billion, 12% of net sales between $1.0 billion and $1.5 billion, 20% of net sales between $1.5 billion and $2.5 billion and 25% of net sales above $2.5 billion. Unless earlier terminated by either party upon specified circumstances, the GSK Agreement will terminate, with respect to each specific developed product, upon the later of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent.
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
As of June 30, 2025, the transaction price for the GSK Agreement and its associated amendments includes the upfront payment, research reimbursement revenue and milestones and royalties earned to date, which are allocated in their entirety to the single performance obligation.
We recognized $22.2 million and $40.4 million in royalty revenue during the three and six months ended June 30, 2025, respectively, related to GSK’s net sales of Jemperli and Zejula during the period, which we estimate based on either GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the three and six months ended June 30, 2025, $21.1 million and $38.4 million, respectively, is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended) and $1.1 million and $2.0 million, respectively, is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement, each of such agreements as described in Note 5. We recognized $11.0 million and $18.2 million, in royalty revenue during the three and six months ended June 30, 2024, respectively, related to GSK’s net sales of Jemperli and Zejula during the period based on GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the three and six months ended June 30, 2024, $10.1 million and $16.3 million, respectively, is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended) and $0.9 million and $1.9 million, respectively, is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter.
No clinical milestones were recognized during the three and six months ended June 30, 2025 and 2024. No other future clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon success in future clinical trials, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Milestones under the GSK Agreement are as follows:

	PD-1 (Jemperli/Dostarlimab)		TIM-3 (GSK4069889/Cobolimab)
Milestone Event	Amount	Quarter Recognized	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15	$1.0M	Q4'15
IND clearance from the FDA	$4.0M	Q1'16	$4.0M	Q2'16
Phase 2 clinical trial initiation	$3.0M	Q2'17	$3.0M	Q4'17
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18	$5.0M	Q4'22
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19	$5.0M	—
Filing of the first BLA(1) - first indication	$10.0M	Q1'20	$10.0M	—
Filing of the first MAA(2) - first indication	$5.0M	Q1'20	$5.0M	—
Filing of the first BLA - second indication	$10.0M	Q1'21	$10.0M	—
First BLA approval - first indication	$20.0M	Q2'21	$20.0M	—
First MAA approval - first indication	$10.0M	Q2'21	$10.0M	—
First BLA approval - second indication	$20.0M	Q3'21	$20.0M	—
Filing of the first MAA - second indication(3)	$5.0M	—	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—	$10.0M	—
First commercial sales milestone(3)	$15.0M	Q3'24	$15.0M	—
Second commercial sales milestone(3)	$25.0M	Q4'24	$25.0M	—
Third commercial sales milestone(3)	$50.0M	—	$50.0M	—
Fourth commercial sales milestone (4)	$75.0M	—	$75.0M	—

Milestones recognized through June 30, 2025	$133.0M	—	$13.0M	—
Milestones that may be recognized in the future	$140.0M	—	$260.0M	—
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
Pursuant to the terms of the Vanda License Agreement, we received an upfront payment of $10.0 million for the license and a $5.0 million payment for existing drug supply. We allocated the total transaction price of $15.0 million on a relative standalone selling price in accordance with ASC 606. During the six months ended June 30, 2025, we recognized $9.6 million of license revenue under ASC 606 and recognized no license revenue under ASC 606 during the three months ended June 30, 2025. During the three and six months ended June 30, 2025, we recognized less than $0.1 million and $0.1 million, respectively, of transition services revenue under ASC 606 and $3.5 million and $5.4 million, respectively, related to existing drug supply transferred to Vanda as other income under ASC 610. We expensed the $2.5 million of related transaction costs within general and administrative expenses, during the six months ended June 30, 2025, as we elected the practical expedient to expense the transaction costs as incurred as the expected amortization period was less than a year.

We are also eligible to receive a 10% royalty on net sales, as well as the following milestones under the Vanda License Agreement:

Milestone Event	Amount	Quarter Recognized
FDA regulatory approval for marketing of first licensed product in the USA for the treatment of active flares in GPP	$5.0M	—
Regulatory approval for marketing of the first licensed product in the EU	$5.0M	—
Commercial sales first exceed $100.0 million	$25.0M	—

Milestones recognized through June 30, 2025	—	—
Milestones that may be recognized in the future	$35.0M	—
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
Under the terms of the agreement, Centessa may be entitled to receive potential future payments of up to $10.0 million upon the achievement of a certain event-based milestone and would be entitled to receive on a product-by-product and country-by-country basis, a royalty of low single digits on annual net sales of any product in the territory in each calendar year. As of June 30, 2025, achievement of the milestone is not probable and, therefore, we have not recognized a liability for the associated $10.0 million contingent consideration.
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
In May 2024, we entered into an amendment to the Jemperli Royalty Monetization Agreement, Amendment No. 1 (the “Jemperli Amendment”) under which we sold additional receivables to Sagard in exchange for $50.0 million. The Jemperli Amendment includes all Jemperli sales, including any product containing Jemperli, whether or not such product constitutes a combination product, and the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Amendment is either $600.0 million if received by the end of March 31, 2031, or $675.0 million if received thereafter. Once either of these thresholds are met, the Jemperli Royalty Monetization Agreement and the Jemperli Amendment will expire, resulting in us regaining all subsequent Jemperli royalties and milestones. As of June 30, 2025, Sagard has received a total of $121.5 million in royalties and milestones.
We retained the rights to a $75.0 million sales milestone when Jemperli annual net sales exceed $1.0 billion.

The proceeds received from Sagard of $250.0 million and $50.0 million were recorded as a nonrecourse liability, net of transaction costs of $0.4 million and $0.1 million, which will be amortized over the estimated life of the arrangement using the effective interest rate method. The aggregate future estimated payments, less the $299.5 million, net of proceeds, will be recognized as non-cash interest expense over the life of the agreement. Royalty and milestone revenue will be recognized as earned on net sales of Jemperli, and these payments to Sagard will be recorded as a reduction of the liability when paid. As such payments are made to Sagard, the balance of the liability will be effectively repaid over the life of the Jemperli Royalty Monetization Agreement.
We estimate the effective interest rate used to record non-cash interest expense under the Jemperli Royalty Monetization Agreement based on the estimate of future royalty payments to be received by Sagard. As of June 30, 2025, the estimated effective rate under the agreement was 28.9%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our prior estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized Jemperli non-cash royalty revenue of approximately $21.1 million and $38.4 million during the three and six months ended June 30, 2025, respectively and approximately $10.1 million and $16.3 million during the three and six months ended June 30, 2024, respectively.
We recognized non-cash interest expense of approximately $19.3 million and $37.2 million during the three and six months ended June 30, 2025, respectively, and $10.7 million and $16.8 million during the three and six months ended June 30, 2024. The interest and amortization of issuance costs are reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the six months ended June 30, 2025:

(in thousands)	June 30, 2025
Liability related to sale of future Jemperli royalties and milestones – balance at 12/31/2024	$323,658
Amortization of issuance costs	56
Royalty and milestone payments to Sagard	(57,681)
Non-cash interest expense recognized(1)	37,106
Liability related to sale of future royalties and milestones – ending balance	$303,139
(1) Of the non-cash interest expense recognized, $0.6 million was negative amortization for the six months ended June 30, 2025.
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
The proceeds received from DRI of $35.0 million were recorded as a nonrecourse liability, net of transaction costs of $0.2 million, which will be amortized over the estimated life of the arrangement using the effective interest rate method. Royalty revenue will be recognized as earned on net sales of Zejula, and these royalty payments to DRI will be recorded as a reduction of the liability when paid. The aggregate future estimated payments, less the $34.8 million, of net proceeds, will be recorded as non-cash interest expense over the life of the agreement. As such payments are made to DRI, the balance of the liability will be effectively repaid over the life of the Zejula Royalty Monetization Agreement.

We recognized Zejula non-cash royalty revenue of approximately $1.1 million and $2.0 million during the three and six months ended June 30, 2025, respectively, and $0.9 million and $1.9 million during the three and six months ended June 30, 2024, respectively.
We recognized non-cash interest expense of approximately $0.3 million and $0.5 million during the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2024, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the six months ended June 30, 2025:

(in thousands)	June 30, 2025
Liability related to sale of future Zejula royalties and milestones – balance at 12/31/2024	$29,768
Amortization of issuance costs	14
Royalty and milestone payments to DRI	(2,051)
Non-cash interest expense recognized(1)	491
Liability related to sale of future royalties and milestones – ending balance	$28,222
(1) Of the non-cash interest expense recognized, none was negative amortization for the six months ended June 30, 2025.
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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2025
Money market funds(1)	$27,276	$27,276	$—	$—
Mutual funds(1)	11,894	11,894	—	—
U.S. Treasury securities(2)	225,118	225,118	—	—
Agency securities(2)	7,602	—	7,602	—
Commercial and corporate obligations(2)	16,688	—	16,688	—
At December 31, 2024
Money market funds(1)	$104,553	$104,553	$—	$—
Mutual funds(1)	9,376	9,376	—	—
U.S. Treasury securities(1)(2)	284,495	284,495	—	—
Agency securities(2)	7,579	—	7,579	—
Commercial and corporate obligations(2)	10,652	—	10,652	—
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
Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in short-term and long-term investments as of June 30, 2025 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$7,610	$—	$(8)	$7,602
Commercial and corporate obligations(2)	16,676	18	(6)	16,688
U.S. Treasury securities(3)	224,921	225	(28)	225,118
Total available for sale investments	$249,207	$243	$(42)	$249,408

(1)    Of our outstanding agency securities, $5.1 million have maturity dates of less than one year and $2.5 million have maturity dates between one to two years as of June 30, 2025.
(2)    Of our outstanding commercial and corporate obligations, $11.6 million have maturity dates of less than one year and $5.1 million have a maturity date of between one to two years as of June 30, 2025.
(3)    Of our outstanding U.S. Treasury securities, $204.7 million have maturity dates of less than one year and $20.4 million have a maturity date of between one to two years as of June 30, 2025.
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
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2025 and December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2025
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$7,602	$(8)	$—	$—	$7,602	$(8)
Commercial and corporate obligations	11,581	(6)	—	—	11,581	(6)
U.S. Treasury Securities	121,601	(28)	—	—	121,601	(28)
Total	$140,784	$(42)	$—	$—	$140,784	$(42)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$7,579	$(8)	$—	$—	$7,579	$(8)
U.S. Treasury Securities	25,250	(7)	—	—	25,250	(7)
Total	$32,829	$(15)	$—	$—	$32,829	$(15)
As of June 30, 2025 and December 31, 2024, unrealized losses on available-for-sale investments were less than $0.1 million for both periods, with no available-for-sale investments that were in an unrealized loss position for greater than 12 months as of June 30, 2025. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, accordingly, no allowance for credit losses was recorded.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 27,972,997 shares were issued and outstanding as of June 30, 2025.
Stock Repurchase Program
In March 2025, our Board of Directors authorized a stock repurchase program (the “2025 Repurchase Program”) to repurchase up to $75.0 million of our outstanding common stock.
The following table presents the repurchase activity through June 30, 2025:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
First Quarter 2025	292,898	$18.35	$5,375
Second Quarter 2025	2,560,938	19.58	50,147
Total	2,853,836		$55,522
The repurchased common stock was subsequently retired after the repurchase and the par value of the shares was charged to common stock. The excess of the repurchase price over the par value was applied against additional paid in capital. As of June 30, 2025, $19.5 million remained available for future shares of common stock to be repurchased under the 2025 Repurchase Program.
Open Market Sales Agreement
In November 2024, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $100.0 million through TD Cowen as our sales agent. Our prior sales agreement with Cowen terminated upon effectiveness of the registration statement on the Form S-3 we filed in connection with our sales agreement with TD Cowen. As of June 30, 2025, we had sold no shares under this agreement.
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
8. Equity Incentive Plans
2017 Equity Incentive Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan were to be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. At our annual stockholder meeting on June 12, 2024, the 2017 Plan was amended, eliminating the automatic annual share increase and the number of shares available for issuance was increased by 2,700,000 shares. At our annual stockholder meeting on June 17, 2025, the 2017 Plan was amended and restated to further increase the number of shares available for issuance by 1,650,000 shares. All future share increases will require stockholder approval. As of June 30, 2025, 2,504,515 shares were available for future issuance.

Employee Stock Purchase Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan (“ESPP”). In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The Board of Directors determined that due to sufficient shares being available in the ESPP, the number of shares available as of January 1, 2025 would not increase. As of June 30, 2025, 241,606 shares have been issued under the ESPP and 1,857,201 shares were available for future issuance under the ESPP.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors generally vest over a one-year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the six months ended June 30, 2025 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	6,086,289	$25.20	7.63	$534
Granted	1,745,653	$14.83
Exercised	(66,971)	$11.07
Forfeitures and cancellations	(161,843)	$18.89
Outstanding at June 30, 2025	7,603,128	$23.08	7.67	$19,650
Exercisable at June 30, 2025	3,793,325	$27.11	6.52	$5,200
Total cash received from the exercise of stock options was approximately $0.7 million during the six months ended June 30, 2025.
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

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	1,227,677	$21.79	1.46	$16,254
Granted	610,428	$14.83
Released	(323,714)	$21.92
Forfeitures and cancellations	(62,090)	$18.85
Outstanding at June 30, 2025	1,452,301	$18.96	1.64	$32,241
RSU expected to vest at June 30, 2025	1,452,301	$18.96	1.64	$32,241

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

Six months ended June 30,
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
The following table presents a summary of activity with respect to our PSUs:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2025	504,500	$24.69	3.52
Granted	—	$—
Released	—	$—
Forfeitures	(6,500)	$24.69
Outstanding at June 30, 2025	498,000	$24.69	3.03
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

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.5%	4.0%
Expected volatility	81.8%	78.3%
Expected dividend yield	—%	—%
Expected term (in years)	6.35	6.28
Weighted-average grant date fair value per share	$10.95	$15.28
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
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$4,456	$3,534	$8,863	$6,988
General and administrative	4,783	4,010	9,546	10,687	(1)
Total	$9,239	$7,544	$18,409	$17,675
(1)    Includes $2.6 million related to two year RSU initially issued to our Chief Executive Officer in March 2022 and now fully recognized.
At June 30, 2025, there was $49.4 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.75 years, $23.1 million of unrecognized cost related to unvested RSU awards, which is expected to be recognized over a period of 2.75 years, $9.4 million of unrecognized cost related to unvested PSU awards, which is expected to be recognized over a period of 3.03 years, and $0.3 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a remaining weighted-average vesting period of 0.38 years.
9. Commitments and Contingencies
Operating Leases
On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the right-of-use asset (the “ROU asset”) and lease liability. The monthly base rent was initially $4.20 per rentable square foot and is increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of June 30, 2025, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.
Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 6.2 years.
The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Six Months Ended June 30,
Leases	Classification on the Cash Flow	2025	2024
Operating lease cost	Operating	$1,239	$1,239
Cash paid for amounts included in the measurement of lease liabilities	Operating	1,253	1,217

At June 30, 2025, the future minimum annual obligations for our operating lease liabilities are as follows (in thousands):

Years Ending December 31,
2025	$1,278
2026	2,607
2027	2,685
2028	2,766
2029	2,849
Thereafter	4,939
Total minimum payments required	17,124
Less imputed interest	(2,028)
Total	$15,096
10. Segment Reporting
We operate as one reportable segment focused on research and development activities to deliver immunology therapeutics for autoimmune and inflammatory diseases. Segment profit or loss is measured as the net loss reported on our Consolidated Statements of Operations and Comprehensive Loss and net loss is used to monitor results. Our segment revenue consists of milestone payments, royalty payments, upfront license fees and transition services provided under our collaboration agreements, see Note 4. The measure of segment assets is reported on our Consolidated Balance Sheets as total assets.
The CODM is our Chief Executive Officer. The CODM manages the business activities on a consolidated basis in making decisions regarding resource allocation and performance assessment.

The following table is a summary of segment revenue, loss and our significant expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$22,263	$10,971	$50,034	$18,150
Operating expenses:
External R&D
Rosnilimab	15,614	12,926	30,639	22,965
ANB033	3,925	2,982	7,729	5,645
ANB101	2,040	544	3,521	944
ANB032	108	7,584	3,644	12,451
Imsidolimab	(967)	1,867	(1,156)	6,363
Preclinical and other unallocated costs	4,456	4,693	8,388	8,037
Total External R&D(1)	25,176	30,596	52,765	56,405
Total Internal R&D(2)	12,648	11,401	26,239	22,634
Total R&D	37,824	41,997	79,004	79,039

External G&A(3)	2,436	2,330	7,976	4,451
Internal G&A(2)	8,173	6,965	16,763	17,182
Total G&A	10,609	9,295	24,739	21,633
Total operating expenses	48,433	51,292	103,743	100,672
Loss from operations	(26,170)	(40,321)	(53,709)	(82,522)

Interest income	3,654	4,623	8,067	9,207
Non-cash interest expense	(19,606)	(10,953)	(37,667)	(17,270)
Other income (expense), net	3,531	—	5,433	(2)
Total other expense, net	(12,421)	(6,330)	(24,167)	(8,065)

Loss before income taxes	(38,591)	(46,651)	(77,876)	(90,587)
Provision for income taxes	(39)	(9)	(83)	(9)
Segment net loss	$(38,630)	$(46,660)	$(77,959)	$(90,596)
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
11. Subsequent Event
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to, current deduction of domestic research expenses, increasing the limit of the interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations. Preliminarily, the Company does not anticipate a change to its effective income tax rate and its net deferred federal income tax assets as the Company maintains a full valuation allowance. The impact of the tax law changes from the OBBBA will be included in the Company’s financial statements beginning in the quarter ending September 30, 2025.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the six months ended June 30, 2025, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements.”
Overview
We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics for autoimmune and inflammatory diseases. Our pipeline includes our lead program, rosnilimab, a selective and potent pathogenic T cell depleter, that completed a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and is in a Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”). We also have other antibodies in our portfolio, including ANB033, a CD122 antagonist, in celiac disease (“CeD”), and ANB101, a BDCA2 modulator, both in Phase 1 trials. We have also discovered and out-licensed in financial collaborations multiple therapeutic antibodies, including a PD-1 antagonist (Jemperli (dostarlimab-gxly) or “Jemperli”) to GSK and an IL-36R antagonist (imsidolimab) to Vanda Pharmaceuticals Inc. (“Vanda”). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK and license and transition services revenue from our collaboration with Vanda .
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
Rosnilimab
Rosnilimab is an IgG1 antibody that directly targets pathogenic T cells, such as activated Tph/Tfh and T effector cells, in the periphery or inflamed tissue. These T cells, when activated, proliferate and migrate, and secrete the inflammatory cytokines that are the drivers of autoimmune and inflammatory diseases. Rosnilimab is designed to selectively and potently deplete pathogenic T cells in both inflamed tissue and the periphery while sparing non-pathogenic T cells, including naïve T cells, to preserve overall immune function and restore immune homeostasis. This drives specific immunological outcomes, such as a reduction in T cell proliferation, migration and cytokine secretion, and a reduction of plasma cell generation and autoantibody levels. We announced positive top-line data from a healthy volunteer Phase 1 trial of rosnilimab in November 2021. A total of 144 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where single ascending dose (“SAD”) cohorts received subcutaneous or intravenous (“IV”) single doses of rosnilimab up to 600mg or placebo, while multiple ascending dose (“MAD”) cohorts received four weekly subcutaneous doses of rosnilimab ranging up to 400mg or placebo. Rosnilimab was generally well-tolerated and no dose limiting toxicities were observed. Rosnilimab demonstrated a favorable pharmacokinetic (“PK”) profile with an estimated two-week half-life for subcutaneous and IV routes of administration.
In February 2025, we announced initial data that was updated in June 2025, from rosnilimab’s randomized, placebo-controlled, global 424-patient, Phase 2b clinical trial for moderate-to-severe rheumatoid arthritis. Patients were randomized to receive either 100mg of subcutaneous rosnilimab every four weeks (Q4W), 400mg Q4W, 600mg every two weeks, or placebo.
During the three-month placebo-controlled period, the trial achieved its primary endpoint of the mean change from baseline in baseline disease activity score -- 28 joints (DAS-28) C-Reactive Protein (“CRP”) score as well as ACR20 response (an accepted Phase 3 registrational endpoint) at Week 12 for all three doses of rosnilimab compared to placebo. Rosnilimab achieved statistical significance in at least one dose and numerical superiority at all doses, including once monthly administration, on key secondary endpoints of ACR20, ACR50 and clinical disease activity index (“CDAI”) low disease activity (“LDA”) score at Week 12.

Following completion of the Week 14 visit, 69% (or 220 of the 318) rosnilimab-treated patients who achieved CDAI LDA at this timepoint continued their assigned treatment through six months in a blinded, all-active treatment period. At six months, rosnilimab demonstrated clinically meaningful efficacy with deepening of responses through six months on CDAI LDA, CDAI remission and ACR70. Importantly, this was particularly observed in b/tsDMARD-experienced patients for the 400mg Q4W and 600mg Q2W doses, showing a dose response relative to the 100mg Q4W dose. Furthermore, we believe off-drug durability for at least 3 months after treatment suggest potential for extended dosing (e.g., Q8W/Q12W) after initial monthly dosing. Due to the trial design, max response rates for rosnilimab have not yet been observed as strict criteria at Week 14 prevented additional patients with meaningful improvement from continuing treatment in the trial.
Clinical outcomes were further substantiated by compelling and objective translational data. An approximately 50% reduction in the mean CRP from baseline, an objective measure of inflammation, was observed through Week 28 in rosnilimab patients who entered the all-active period. Additionally, translational blood and synovial biopsy biomarker data showed differentiated and consistent immunological impact with robust, on-target pharmacological activity in rosnilimab patients that was not observed on placebo. In blood, rosnilimab demonstrated rapid, deep and sustained reductions of approximately 90% in pathogenic T cells (largely Tph, Tph and Teff cells), and an increase in total Tregs. Additionally, synovial biopsies of the most impacted joint taken at baseline and after six weeks showed a deep reduction of approximately 90% in pathogenic T cells (largely Tph cells) at the 400mg Q4W and 600mg Q2W doses, showing a dose response relative to the 100mg Q4W dose.
Consistent with prior studies, a favorable safety and tolerability profile across all rosnilimab doses was observed with no treatment-related serious adverse events (“SAEs”), malignancies, anaphylaxis or systemic hypersensitivity, and a low incidence of injection site reactions. Most adverse events (“AEs”) were mild to moderate in severity. Less than 2% of patients in the entire trial discontinued rosnilimab due to an AE, including only one patient after three months for a moderate headache treated with over-the-counter pain medication. Non-treatment related SAEs observed were consistent with known RA patient history and comorbidities.
We are also conducting a randomized placebo-controlled 132-patient, global Phase 2 trial assessing two dose levels of subcutaneously administered rosnilimab in moderate-to-severe UC. Rosnilimab will be dosed for up to 48 weeks on well-established endpoints including clinical remission on the modified Mayo score (“mMS”), clinical response on the mMS and endoscopic remission. The primary statistical analysis is at Week 12 on well-established endpoints, including the primary endpoint of change from baseline in modified Mayo score (mMS) and supportive secondary endpoints of clinical response on mMS, clinical remission on mMS and endoscopic remission. All patients in all three study arms treat-through to Week 24 and remain blinded to the treatment arm. Placebo-treated patients who achieved clinical response on partial modified Mayo score (“pmMS”) at Week 12 remain on placebo, while placebo-treated patients who are non-responders are crossed over to the high-dose rosnilimab treatment arm. Patients who are in clinical response on pmMS at Week 24 are eligible for an additional 26-week blinded treatment extension period (“TEP”) (50 weeks of total treatment).
We anticipate reporting top-line Phase 2 data through Week 12 in the UC trial in the fourth quarter of 2025.
ANB033
ANB033 targets CD122, the common beta subunit shared by the IL-15 and IL-2 receptors. IL-15 and IL-2 signaling mediate the proliferation and survival of NK cells and certain CD8 T cell subsets. ANB033 is an antibody designed with an affinity to CD122 that inhibits IL-15 and IL-2 signaling through the low affinity IL-2 receptor (comprised of CD122 and the common gamma subunit, CD132) and the high affinity IL-2 receptor (comprised of CD122, CD132 and the alpha receptor subunit for IL-2, CD25) expressed by activated CD4 effector T cells. This leads to the potential to achieve and maintain remission of inflammation through the reduction of disease-causing NK cells, certain CD8 T cell subsets and reducing inflammatory cytokine secretion by activated CD4+ T cells. By preventing the consumption of IL-2 by pathogenic cells that express the low affinity IL-2 receptor, circulating levels of IL-2 may increase, potentially enhancing regulatory T cell numbers that express the high affinity IL-2 receptor in the setting of inflammation.
We initiated a Phase 1 clinical trial cohort of ANB033 in healthy volunteers in October 2024 and plan to initiate a cohort in CeD by the fourth quarter of 2025.
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
We initiated a Phase 1 clinical trial of ANB101 in healthy volunteers in March 2025.
The following table summarizes certain key information about our wholly owned product candidates:

Antibody Program	Therapeutic Indication	Development Stage and Anticipated Milestones			
			IND Enabling	Phase 1	Phase 2	Phase 3
Immune Cell Modulators	**Rosnilimab** (Pathogenic T cell depleter)	**Rheumatoid Arthritis**			Trial complete Final data to be presented at a future medical conference	
		Ulcerative Colitis			P2 data through Week 12 Q4 2025	
	ANB033 (CD122 antagonist)	**Celiac Disease**		P1b to initiate by Q4 2025 R&D event in Q4 2025		
		Inflammatory Disease		P1b to initiate in 2026		
	ANB101 (BDCA2 modulator)	**Inflammatory Disease**		P1 in healthy volunteers ongoing

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
In addition, under the collaboration, GSK is developing dostarlimab in combination with another development program from the GSK Agreement, including cobolimab, a TIM-3 antibody. GSK recently conducted a Phase 3 trial, COSTAR Lung, which is a randomized, open label 3-arm trial comparing cobolimab plus dostarlimab plus docetaxel to dostarlimab plus docetaxel to docetaxel alone in patients with advanced non-small-cell lung cancer (“NSCLC”) who have progressed on prior anti-PD-(L)1 therapy and chemotherapy. In July 2025, GSK announced the trial did not meet the primary endpoint of overall survival benefit.
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
Components of Operating Results
Collaboration Revenue
Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through June 30, 2025, we have recognized $396.6 million in revenue from our collaborators. We have not generated any revenue from product sales.
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
Results of Operations – Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Collaboration Revenue
Collaboration revenue consists of milestone payments, royalty payments, upfront license fees and transition services provided under our collaboration agreements. We recognized no milestone revenue during each of the three and six months ended June 30, 2025 and 2024. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Royalty revenue is a function of our partners’ product sales and the applicable royalty rate. During the three months ended June 30, 2025 and 2024, we recognized $22.2 million and $11.0 million, respectively, of royalty revenue related to the net sales of GSK’s Jemperli and Zejula. During the six months ended June 30, 2025 and 2024, we recognized $40.4 million and $18.2 million, respectively, of royalty revenue related to the net sales of GSK’s Jemperli and Zejula. All royalty revenue recognized for the three and six months ended June 30, 2025 and 2024 is non-cash revenue pursuant to the Royalty Monetization Agreements. For more information see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.

During the six months ended June 30, 2025, we recognized $9.6 million of license revenue under ASC 606 and recognized no license revenue under ASC 606 during the three months ended June 30, 2025. During the three and six months ended June 30, 2025, we recognized less than $0.1 million and $0.1 million for the three and six months ended June 30, 2025, related to transition services provided under our Vanda License Agreement. No revenue was recognized under this agreement during the three and six months ended June 30, 2024.
Research and Development Expenses
Research and development expenses were $37.8 million during the three months ended June 30, 2025 compared to $42.0 million during the three months ended June 30, 2024 for a decrease of $4.2 million, primarily due to a $2.5 million decrease in clinical expenses, $3.4 million decrease in outside services for manufacturing expenses, offset by a $0.9 million increase in stock-based compensation expense, $0.3 million increase in salaries and related expenses, and $0.5 million increase in other research and development expenses.
Research and development expenses were $79.0 million during the six months ended June 30, 2025, consistent with the $79.0 million during the six months ended June 30, 2024. Expense category fluctuations were primarily due to a $4.1 million decrease in outside services for manufacturing expenses and a $0.2 million decrease in clinical expenses, offset by an increase of $1.7 million increase in salaries and related expenses, $1.9 million increase in stock-based compensation expense, and $0.7 million increase in other research and development expenses.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Increase/(Decrease)	2025	2024	Increase/(Decrease)
External Costs
Rosnilimab	$15,614	$12,926	$2,688	$30,639	$22,965	$7,674
ANB033	3,925	2,982	943	7,729	5,645	2,084
ANB101	2,040	544	1,496	3,521	944	2,577
ANB032	108	7,584	(7,476)	3,644	12,451	(8,807)
Imsidolimab	(967)	1,867	(2,834)	(1,156)	6,363	(7,519)
Preclinical and other unallocated costs	4,456	4,693	(237)	8,388	8,037	351
Total External Costs	25,176	30,596	(5,420)	52,765	56,405	(3,640)
Internal Costs	12,648	11,401	1,247	26,239	22,634	3,605
Total Costs	$37,824	$41,997	$(4,173)	$79,004	$79,039	$(35)
General and Administrative Expenses
General and administrative expenses were $10.6 million during the three months ended June 30, 2025 compared to $9.3 million during the three months ended June 30, 2024 for an increase of $1.3 million, primarily due to a $0.8 million increase in stock-based compensation, $0.6 million increase in personnel costs, and a $0.3 million increase in other general and administrative expenses, offset by $0.4 million decrease in market research.

General and administrative expenses were $24.7 million during the six months ended June 30, 2025 compared to $21.6 million during the six months ended June 30, 2024 for an increase of $3.1 million, primarily due to a $2.5 million increase in transaction costs related to our Vanda License Agreement, a $0.9 million increase in personnel costs, a $0.3 million increase in market research cost, and a $0.5 million increase in other general and administrative expenses, offset by a decrease of $1.1 million in stock-based compensation expense.
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
Non-Cash Interest Expense for the Sale of Future Royalties
Non-cash interest expense was $19.6 million and $11.0 million during the three months ended June 30, 2025 and 2024, respectively. The increase of $8.6 million in non-cash interest expense is primarily due to the Jemperli Amendment which increased the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard.
Non-cash interest expense was $37.7 million and $17.3 million during the six months ended June 30, 2025 and 2024, respectively. The increase of $20.4 million in non-cash interest expense is primarily due to the Jemperli Amendment which increased the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard.
Interest Income
Interest income was $3.7 million and $4.6 million during the three months ended June 30, 2025 and 2024, respectively, which primarily related to our short-term and long-term investments. The decrease in interest income is primarily due to the decrease in investment balances as well as timing of sales, maturities and purchases of our investments.
Interest income was $8.1 million and $9.2 million during the six months ended June 30, 2025 and 2024, respectively, which primarily related to our short-term and long-term investments. The decrease in interest income is primarily due to the decrease in investment balances as well as timing of sales, maturities and purchases of our investments.
Other Income (Expense), Net
Other income (expense), net was $3.5 million of income and $0.0 million for the three months ended June 30, 2025 and 2024, respectively. The increase was primarily related to $3.5 million of other income recognized from existing drug supply transferred to Vanda in accordance with our Vanda License Agreement.
Other income (expense), net was $5.4 million of income and less than $0.1 million of expense for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily related to $5.4 million of other income recognized from existing drug supply transferred to Vanda in accordance with our Vanda License Agreement.
Liquidity and Capital Resources
From our inception through June 30, 2025, we have received an aggregate of $1.3 billion to fund our operations, which included $739.9 million from the sale of equity securities, $335.0 million from the sale of future royalties, and $249.2 million from our collaboration agreements. As of June 30, 2025, we had $293.7 million in cash, cash equivalents and investments.
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
In November 2024, we entered into an open market sales agreement with TD Securities (USA) LLC (“TD Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $100.0 million through TD Cowen as our sales agent. As of June 30, 2025, we had sold no shares under this agreement.

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
Cash, cash equivalents and investments totaled $293.7 million as of June 30, 2025, compared to $420.8 million as of December 31, 2024. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next twelve months from the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(50,944)	$(58,575)
Investing activities	51,250	66,174
Financing activities	(79,088)	28,257
Net (decrease) increase in cash and cash equivalents	$(78,782)	$35,856
Operating Activities
Net cash used in operating activities during the six months ended June 30, 2025 of $50.9 million was primarily due to our net loss of $78.0 million, adjusted for addbacks for non-cash expenses of $54.0 million, which includes depreciation, stock-based compensation, amortization of operating ROU assets, non-cash interest expense, income from marketable securities and net decreases in working capital of $26.9 million.
Net cash used in operating activities during the six months ended June 30, 2024 of $58.6 million was primarily due to our net loss of $90.6 million, adjusted for addbacks for non-cash expenses of $30.7 million, which includes depreciation, stock-based compensation, amortization of operating ROU assets, non-cash interest expense, income from marketable securities, and net increases in working capital of $1.3 million.
Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2025 and 2024 of $51.3 million and $66.2 million, respectively, primarily relates to the timing of sales, maturities and purchases of our investments.

Financing Activities
Net cash used in financing activities during the six months ended June 30, 2025 of $79.1 million was primarily due to $23.8 million for repayments of the liability to the sale of future royalties, $55.5 million used for the repurchase and retirement of common stock, and $1.5 million for net share settlement of equity awards, partially offset by $1.7 million of cash received for the issuance of common stock.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2025, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K filed with the SEC on February 27, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of June 30, 2025, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Furthermore, we may conduct clinical trials of a product candidate in multiple indications based on assumptions about the product candidate’s mechanism of action. However, it is possible that our assumptions regarding the effectiveness of a product candidate’s mechanism of action may be incorrect and that the product candidate may be ineffective in certain diseases or disorders. If this were the case, then the results from any clinical trials of a product candidate that we conduct are less likely to be positive. For example, even though we showed positive data for rosnilimab in our Phase 2b clinical trial in rheumatoid arthritis, data from rosnilimab’s ongoing Phase 2 clinical trial in ulcerative colitis may not be positive.
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
For rosnilimab, our competitors include PD-1 agonist antibodies GS-0151 (Gilead) in Phase 1b development for the treatment of rheumatoid arthritis, a PD-1 agonist antibody (Boehringer Ingelheim) in Phase 1 development, and a PD-1 agonist antibody (Seismic) in Phase 1 development. Our commercial-stage competitors in moderate-to-severe rheumatoid arthritis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie), IL-6 (Actemra; Roche and Kevzara; Regeneron), CD-80/86 (Orencia; BMS), CD-20 (Rituxan; Roche), and janus kinase inhibitors (Rinvoq; AbbVie, Olumiant; Eli Lilly, and Xeljanz; Pfizer). Commercial-stage competitors in moderate-to-severe ulcerative colitis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie and Remicade; Johnson & Johnson), anti-α4β7 (Entyvio; Takeda), anti-IL-23 (Stelara; Johnson & Johnson, Omvoh; Eli Lilly, Tremfya; Johnson & Johnson, and Skyrizi; AbbVie) and S1P inhibitors (Zeposia; Bristol Myers Squibb and Velsipity; Pfizer) and janus kinase inhibitors (Rinvoq; AbbVie, and Xeljanz; Pfizer) as well as monoclonal antibodies targeting anti-TL1A (PRA023; Merck, RVT-3101; Roche and duvakitug; Teva/Sanofi) in Phase 2 and 3 development and a miR-124 enhancer (Abivax) in Phase 3 development.
For our anti-CD122 antagonist antibody program, our clinical competitors include other anti-CD122 antagonist antibodies, auremolimab (Incyte), in Phase 1 development for the treatment of vitiligo, and FB-102 (Forte Bioscience) in Phase 2a development for the treatment of CeD and vitiligo, and two anti-IL-15 monoclonal antibodies, CALY-002 (Novartis), in Phase 1b development for the treatment of CeD and eosinophilic esophagitis, and TEV-‘408 (Teva), in Phase 2 development for the treatment of CeD and vitiligo.
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
In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we or our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Moreover, we source certain of the raw materials needed for our product candidates from outside the United States. Although we have not experienced any material supply interruptions to date, it is possible that political, economic or public health events could cause such interruptions in the future. Further, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, although such legislation has not yet advanced. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent or future trade tension, may impede, delay, limit, or increase the cost of manufacturing our product candidates. Such events could result in our clinical or commercial supply of drug, packaging and other services being interrupted or limited, which could harm our business. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products.
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
We are subject to risks associated with foreign trade policy, including recent tariffs imposed or proposed by the United States on its trading partners, as well as retaliatory actions that have or may be imposed by other countries in response. The recent U.S. tariff actions against trading partners and specific sectors of the global economy may have an adverse effect on our business and financial condition. At this time, the impact of the recently imposed and proposed tariff actions with respect to our operations remains uncertain given ongoing bilateral negotiations between the United States and trading partners, changes in U.S. policy, and an ongoing Section 232 investigation by the U.S. Department of Commerce, which may result in the imposition of an additional tariff rate on U.S. imports of pharmaceuticals and pharmaceutical ingredients. Our products involve pharmaceutical ingredients that are partially sourced from outside of the United States, including China, the cost of which may increase due to additional tariff rates. Higher material costs may negatively impact our gross margins and operating results and our ability to be competitive in the global market.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. For the six months ended June 30, 2025, we had $50.0 million in collaboration revenue and a net loss of $78.0 million. For the six months ended June 30, 2024, we had $18.2 million in collaboration revenue and a net loss of $90.6 million. As of June 30, 2025, we had an accumulated deficit of $837.3 million.
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
It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. For example, the ACA has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented. More recently, the 2017 Tax Cuts and Jobs Act was signed into law, which eliminated certain requirements of the ACA, including the individual mandate. In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law and restored immediate deductibility of domestic expenditures, while foreign expenditures will continue to be capitalized and amortized over fifteen years. These laws may result in additional reductions in Medicare and other healthcare funding. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified.

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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted. We also have registered all shares of common stock that we may issue under our equity incentive plans or that are issuable upon exercise of outstanding options, or upon vesting of outstanding awards. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. In November 2024, we entered into an open market sales agreement with TD Securities (USA) LLC (“TD Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $100.0 million through TD Cowen as our sales agent.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer
On March 24, 2025, our board of directors approved a stock repurchase program to repurchase up to $75.0 million of shares of our outstanding common stock, par value $0.001 per share (the “2025 Repurchase Program”). The following table contains information with respect to repurchases made by us during the three months ended June 30, 2025:

Period	(a) Total number of shares repurchased	(b) Average price paid per share	(c) Total number of shares repurchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1, 2025 - April 30, 2025	1,007,397	$18.19	1,007,397	$51,303
May 1, 2025 - May 31, 2025	1,456,709	$20.42	1,456,709	$21,555
June 1, 2025 - June 30, 2025	96,832	$21.45	96,832	$19,478
	2,560,938		2,560,938
Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On April 11, 2025, Daniel Faga, chief executive officer of the company, entered into a written plan for the potential sale of common stock. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. No shares were sold under the plan and it was subsequently terminated on July 15, 2025.
On April 11, 2025, Dennis Mulroy, chief financial officer of the company, entered into a written plan for the potential sale of up to an aggregate 25,725 shares of common stock. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and is scheduled to terminate no later than December 31, 2025.
On April 11, 2025, Eric Loumeau, chief legal officer of the company, entered into a written plan for the potential sale of up to an aggregate 59,828 shares of common stock. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and is scheduled to terminate no later than May 20, 2026.
On April 14, 2025, Paul Lizzul, chief medical officer of the company, entered into a written plan for the potential sale of up to an aggregate 36,500 shares of common stock. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and is scheduled to terminate no later than April 14, 2026.
Other than as disclosed above, during the three months ended June 30, 2025, none of the company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.
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

AnaptysBio, Inc.

Date:	August 6, 2025	By:	/s/ Daniel Faga
Daniel Faga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2025	By:	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)