Form 10-Q
period 2025-09-30
ANAPTYSBIO, INC
filed 2025-11-04
CIK 1370053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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

As of October 30, 2025, there were 27,688,470 shares of the Registrant’s Common Stock outstanding.

AnaptysBio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
AnaptysBio, Inc.
Consolidated Balance Sheets
(in thousands, except par value data)
(unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$109,833	$123,080
Receivables from collaborative partners	75,685	40,765
Short-term investments	139,123	262,293
Prepaid expenses and other current assets	6,009	5,738
Total current assets	330,650	431,876
Property and equipment, net	1,500	1,849
Operating lease right-of-use assets	12,994	14,383
Long-term investments	7,698	35,470
Other long-term assets	256	256
Total assets	$353,098	$483,834
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,893	$4,002
Accrued expenses	33,171	39,501
Current portion of operating lease liability	2,040	1,925
Total current liabilities	38,104	45,428
Liability related to sale of future royalties	331,844	353,426
Operating lease liability, net of current portion	12,566	14,112
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 27,575 shares and 30,473 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	28	30
Additional paid in capital	792,682	829,860
Accumulated other comprehensive gain	47	305
Accumulated deficit	(822,173)	(759,327)
Total stockholders’ (deficit) equity	(29,416)	70,868
Total liabilities and stockholders’ (deficit) equity	$353,098	$483,834
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$76,320	$30,017	$126,354	$48,167
Operating expenses:
Research and development	31,407	42,212	110,411	121,251
General and administrative	10,209	10,562	34,948	32,195
Total operating expenses	41,616	52,774	145,359	153,446
Income (loss) from operations	34,704	(22,757)	(19,005)	(105,279)
Other income (expense), net:
Interest income	2,924	5,324	10,991	14,531
Non-cash interest expense for the sale of future royalties	(22,515)	(15,413)	(60,182)	(32,683)
Other (expense) income, net	—	(5)	5,433	(7)
Total other expense, net	(19,591)	(10,094)	(43,758)	(18,159)
Income (loss) before income taxes	15,113	(32,851)	(62,763)	(123,438)
Provision for income taxes	—	—	(83)	(9)
Net income (loss)	15,113	(32,851)	(62,846)	(123,447)
Unrealized gain (loss) on available for sale securities	53	1,174	(258)	1,556
Comprehensive income (loss)	$15,166	$(31,677)	$(63,104)	$(121,891)
Net income (loss) per common share:
Basic	$0.54	$(1.14)	$(2.16)	$(4.46)
Diluted	$0.52	$(1.14)	$(2.16)	$(4.46)
Weighted-average number of shares outstanding:
Basic	27,833	28,893	29,085	27,688
Diluted	29,018	28,893	29,085	27,688
 See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance, December 31, 2024	30,473	$30	$829,860	$305	$(759,327)	$70,868
Issuance of common stock from exercises of options and employee stock purchase plan	44	—	290	—	—	290
Issuance of common stock upon vesting of restricted stock units	262	—	—	—	—	—
Net share settlement of restricted stock units	(98)	—	(1,451)	—	—	(1,451)
Repurchases and retirements of common stock	(293)	—	(5,383)	—	—	(5,383)
Stock-based compensation	—	—	9,170	—	—	9,170
Comprehensive loss, net	—	—	—	(144)	—	(144)
Net loss	—	—	—	—	(39,329)	(39,329)
Balance, March 31, 2025	30,388	$30	$832,486	$161	$(798,656)	$34,021
Issuance of common stock from exercises of options and employee stock purchase plan	84	—	1,423	—	—	1,423
Issuance of common stock upon vesting of restricted stock units	62	—	—	—	—	—
Repurchases and retirements of common stock	(2,561)	(2)	(50,617)	—	—	(50,619)
Stock-based compensation	—	—	9,239	—	—	9,239
Comprehensive loss, net	—	—	—	(167)	—	(167)
Net loss	—	—	—	—	(38,630)	(38,630)
Balance, June 30, 2025	27,973	$28	$792,531	$(6)	$(837,286)	$(44,733)
Issuance of common stock from exercises of options and employee stock purchase plan	68	—	788	—	—	788
Issuance of common stock upon vesting of restricted stock units	24	—	—	—	—	—
Repurchases and retirements of common stock	(490)	—	(9,794)	—	—	(9,794)
Stock-based compensation	—	—	9,157	—	—	9,157
Comprehensive gain, net	—	—	—	53	—	53
Net income	—	—	—	—	15,113	15,113
Balance, September 30, 2025	27,575	$28	$792,682	$47	$(822,173)	$(29,416)
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

AnaptysBio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,846)	$(123,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	428	461
Stock-based compensation	27,566	25,864
Accretion/amortization of investments, net	(4,394)	(8,011)
Amortization of right-of-use assets – operating	1,389	1,335
Non-cash interest expense	60,182	32,683
Changes in operating assets and liabilities:
Receivables from collaborative partners	(34,920)	(5,344)
Prepaid expenses and other assets	641	2,904
Accounts payable and other liabilities	(64,915)	6,210
Operating lease liabilities	(1,431)	(1,320)
Net cash used in operating activities	(78,300)	(68,665)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(196,411)	(259,494)
Sales and maturities of investments	351,029	384,383
Purchases of property and equipment	(86)	(95)
Net cash provided by investing activities	154,532	124,794
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriters’ fees	—	94,369
Proceeds from issuance of common stock	2,049	5,918
Repurchase and retirements of common stock	(65,242)	—
Proceeds from the sale of future royalties	—	50,000
Payment for net share settlement of equity awards	(1,451)	(7,504)
Principal repayment of liability for sale of future royalties	(24,835)	(42,823)
Payments for offering costs	—	(370)
Payments for debt issuance costs	—	(103)
Net cash (used in) provided by financing activities	(89,479)	99,487
Net (decrease) increase in cash and cash equivalents	(13,247)	155,616
Cash and cash equivalents, beginning of period	123,080	35,965
Cash and cash equivalents, end of period	$109,833	$191,581
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest portion of repayment for sale of future royalties	$56,929	$—
Income taxes paid	$44	$—
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$—	$4
Amounts accrued for repurchases of common stock	$554	$—
Receivable related to issuance of common stock, upon exercise of stock options	$452	$—
Amounts accrued for offering costs	$—	$122
See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.
Notes to Unaudited Consolidated Financial Statements
1. Description of the Business
AnaptysBio, Inc. (“we,” “us,” “our,” or the “company”) was incorporated in the state of Delaware in November 2005. We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics for autoimmune and inflammatory diseases. Our pipeline includes our lead program, rosnilimab, a selective and potent pathogenic T cell depleter, that completed a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and is in a Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”). Our pipeline also includes ANB033, a CD122 antagonist, in a Phase 1b trial for celiac disease (“CeD”) and ANB101, a BDCA2 modulator, in a Phase 1a trial. Anaptys has also discovered and out-licensed in financial collaborations multiple therapeutic antibodies, including a PD-1 antagonist (Jemperli (dostarlimab-gxly) or “Jemperli”) to GSK and an IL-36R antagonist (imsidolimab) to Vanda Pharmaceuticals Inc. (“Vanda”). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK and license and transition services revenue from our collaboration with Vanda.
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
Intention to Separate Company
In September 2025, we announced that our Board of Directors approved plans to explore separating our business into two independent, publicly traded companies. One company is expected to hold and continue to manage the Jemperli milestones and royalties from GSK and the milestones and royalties from Vanda with a focus on protecting and returning value of the royalties to its shareholders. The other company is expected to be a clinical-stage biotechnology company focused on the development and potential commercialization of innovative therapeutics for autoimmune and inflammatory diseases, including rosnilimab, ANB033 and ANB101. Upon completion of the separation, which is expected to be completed by year-end 2026, we intend to launch the biotechnology company with adequate capital to fund operations for at least two years. While the separation is anticipated to be a taxable event, we are focused on minimizing overall corporate and shareholder-level taxes across the entire transaction. Completion of the proposed separation is subject to final approval by our Board of Directors and other customary conditions, including the effectiveness of a registration statement with the Securities and Exchange Commission (the “SEC”).
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K.

Basis of Consolidation
The accompanying consolidated financial statements include us and our wholly owned Australian subsidiary, which was deregistered with the Australian Securities & Investments Commission as of September 30, 2025. The deregistration did not have a material impact on our consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. We operate in one reportable segment, and our functional and reporting currency is the U.S. dollar.
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
Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common equivalent shares outstanding for the period, as well as any dilutive effect from outstanding stock options and awards using the treasury stock method. Computations for basic and diluted net income (loss) per common share are below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2025	2024	2025	2024
Numerator:
Net income (loss) attributed to common stockholders	$15,113	$(32,851)	$(62,846)	$(123,447)
Denominator:
Basic weighted-average common shares outstanding	27,833	28,893	29,085	27,688
Effect of dilutive securities:
Stock options and employee stock purchase plan	183	—	—	—
Stock awards	1,002	—	—	—
Diluted weighted-average common shares outstanding	29,018	28,893	29,085	27,688

Net income (loss) per share, basic	$0.54	$(1.14)	$(2.16)	$(4.46)
Net income (loss) per share, diluted	$0.52	$(1.14)	$(2.16)	$(4.46)

The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Options to purchase common stock	6,736	6,065	7,619	6,097
Stock awards	39	974	983	809
Total	6,775	7,039	8,602	6,906
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
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment, Net
Property and equipment, net consist of the following:

(in thousands)	September 30, 2025	December 31, 2024
Laboratory equipment	$6,723	$6,715
Office furniture and equipment	1,583	1,530
Leasehold improvements	203	203
Property and equipment, gross	8,509	8,448
Less: accumulated depreciation and amortization	(7,009)	(6,599)
Total property and equipment, net	$1,500	$1,849

Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	September 30, 2025	December 31, 2024
Accrued compensation and related expenses	$9,007	$8,449
Accrued professional fees and other expenses	1,184	839
Accrued research, development and manufacturing expenses	22,426	30,213
Accrued for repurchases of common stock	554	—
Total accrued expenses	$33,171	$39,501
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
For Jemperli, the remaining development program under the GSK Agreement, we are eligible to receive milestone payments if a European regulatory submission and approval in a second indication is achieved and upon the achievement of specified levels of annual worldwide net sales. On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “GSK Amendment No. 3”) was agreed to by both parties to permit GSK to conduct development and commercialization in combination with any third party molecules of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor (“Zejula”). Under GSK Amendment No. 3, we were granted increased royalties upon sales of Jemperli, equal to 8% of net sales (as defined in the GSK Agreement) below $1.0 billion, 12% of net sales between $1.0 billion and $1.5 billion, 20% of net sales between $1.5 billion and $2.5 billion and 25% of net sales above $2.5 billion. Unless earlier terminated by either party upon specified circumstances, the GSK Agreement will terminate, with respect to each specific developed product, upon the later of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent.
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
As of September 30, 2025, the transaction price for the GSK Agreement and its associated amendments includes the upfront payment, research reimbursement revenue and milestones and royalties earned to date, which are allocated in their entirety to the single performance obligation.
We recognized $26.3 million and $66.6 million in royalty revenue during the three and nine months ended September 30, 2025, respectively, related to GSK’s net sales of Jemperli and Zejula during the period, which we estimate based on either GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the three and nine months ended September 30, 2025, $24.9 million and $63.2 million, respectively, is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended) and $1.4 million and $3.4 million, respectively, is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement, each of such agreements as described in Note 5. We recognized $15.0 million and $33.2 million, in royalty revenue during the three and nine months ended September 30, 2024, respectively, related to GSK’s net sales of Jemperli and Zejula during the period based on GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the three and nine months ended September 30, 2024, $13.8 million and $30.1 million, respectively, is

Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended) and $1.2 million and $3.1 million, respectively, is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter.
One sales milestone for $50.0 million was recognized during the three and nine months ended September 30, 2025 when Jemperli annual sales exceeded $750 million, and one sales milestone for $15.0 million was recognized during the three and nine months ended September 30, 2024 when Jemperli annual sales exceeded $250 million. These sales milestones are Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement. No other future regulatory milestones have been included in the transaction price, as all future milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon regulatory filing and approval in a second indication, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Milestones under the GSK Agreement are as follows:

PD-1 (Jemperli/Dostarlimab)
Milestone Event	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15
IND clearance from the FDA	$4.0M	Q1'16
Phase 2 clinical trial initiation	$3.0M	Q2'17
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19
Filing of the first BLA(1) - first indication	$10.0M	Q1'20
Filing of the first MAA(2) - first indication	$5.0M	Q1'20
Filing of the first BLA - second indication	$10.0M	Q1'21
First BLA approval - first indication	$20.0M	Q2'21
First MAA approval - first indication	$10.0M	Q2'21
First BLA approval - second indication	$20.0M	Q3'21
Filing of the first MAA - second indication(3)	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—
First commercial sales milestone(3)	$15.0M	Q3'24
Second commercial sales milestone(3)	$25.0M	Q4'24
Third commercial sales milestone(3)	$50.0M	Q3'25
Fourth commercial sales milestone (4)	$75.0M	—

Milestones recognized through September 30, 2025	$183.0M	—
Milestones that may be recognized in the future	$90.0M	—

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
Pursuant to the terms of the Vanda License Agreement, we received an upfront payment of $10.0 million for the license and a $5.0 million payment for existing drug supply. We allocated the total transaction price of $15.0 million on a relative standalone selling price in accordance with ASC 606. During the nine months ended September 30, 2025, we recognized $9.6 million of license revenue under ASC 606 and recognized no license revenue under ASC 606 during the three months ended September 30, 2025. During the three and nine months ended September 30, 2025, we recognized $0.1 million and $0.2 million, respectively, of transition services revenue under ASC 606 and $0.0 million and $5.4 million, respectively, related to existing drug supply transferred to Vanda as other income under ASC 610. We expensed the $2.5 million of related transaction costs within general and administrative expenses, during the nine months ended September 30, 2025, as we elected the practical expedient to expense the transaction costs as incurred as the expected amortization period was less than a year.
We are also eligible to receive a 10% royalty on net sales, as well as the following milestones under the Vanda License Agreement:

Milestone Event	Amount	Quarter Recognized
FDA regulatory approval for marketing of first licensed product in the USA for the treatment of active flares in GPP	$5.0M	—
Regulatory approval for marketing of the first licensed product in the EU	$5.0M	—
Commercial sales first exceed $100.0 million	$25.0M	—

Milestones recognized through September 30, 2025	—	—
Milestones that may be recognized in the future	$35.0M	—
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
Under the terms of the Centessa Agreement, Centessa may be entitled to receive potential future payments of up to $10.0 million upon the achievement of a certain event-based milestone and would be entitled to receive on a product-by-product and country-by-country basis, a royalty of low single digits on annual net sales of any product in the territory in each calendar year. As of September 30, 2025, achievement of the milestone is not probable and, therefore, we have not recognized a liability for the associated $10.0 million contingent consideration.
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
In May 2024, we entered into an amendment to the Jemperli Royalty Monetization Agreement, Amendment No. 1 (the “Jemperli Amendment”) under which we sold additional receivables to Sagard in exchange for $50.0 million. The Jemperli Amendment includes all Jemperli sales, including any product containing Jemperli, whether or not such product constitutes a combination product, and the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Amendment is either $600.0 million if received by the end of March 31, 2031, or $675.0 million if received thereafter. Once either of these thresholds are met, the Jemperli Royalty Monetization Agreement and the Jemperli Amendment will expire, resulting in us regaining all subsequent Jemperli royalties and milestones. As of September 30, 2025, Sagard has received a total of $142.3 million in royalties and milestones, and in addition is expected to be paid a $50.0 million sales milestone in the fourth quarter of 2025.
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
We estimate the effective interest rate used to record non-cash interest expense under the Jemperli Royalty Monetization Agreement based on the estimate of future royalty payments to be received by Sagard. As of September 30, 2025, the estimated effective rate under the agreement was 30.5%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our prior estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.
We recognized Jemperli non-cash royalty revenue of approximately $24.9 million and $63.2 million during the three and nine months ended September 30, 2025, respectively and approximately $13.8 million and $30.1 million during the three and nine months ended September 30, 2024, respectively.
One sales milestone for $50.0 million was recognized during the three and nine months ended September 30, 2025 when Jemperli annual sales exceeded $750 million, and one sales milestone for $15.0 million was recognized during the three and nine months ended September 30, 2024 when Jemperli annual sales exceeded $250 million. These sales milestones are Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement.
We recognized non-cash interest expense of approximately $22.3 million and $59.4 million during the three and nine months ended September 30, 2025, respectively, and $15.2 million and $32.0 million during the three and nine months ended September 30, 2024. The interest and amortization of issuance costs are reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.

The following table shows the activity within the liability account for the nine months ended September 30, 2025:

(in thousands)	September 30, 2025
Liability related to sale of future Jemperli royalties and milestones – balance at 12/31/2024	$323,658
Amortization of issuance costs	93
Royalty and milestone payments to Sagard	(78,485)
Non-cash interest expense recognized(1)	59,395
Liability related to sale of future royalties and milestones – ending balance	$304,661
(1) Of the non-cash interest expense recognized, $1.7 million was negative amortization for the nine months ended September 30, 2025.
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
We recognized Zejula non-cash royalty revenue of approximately $1.4 million and $3.4 million during the three and nine months ended September 30, 2025, respectively, and $1.2 million and $3.1 million during the three and nine months ended September 30, 2024, respectively.
We recognized non-cash interest expense of approximately $0.2 million and $0.7 million during the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.7 million during the three and nine months ended September 30, 2024, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.
The following table shows the activity within the liability account for the nine months ended September 30, 2025:

(in thousands)	September 30, 2025
Liability related to sale of future Zejula royalties and milestones – balance at 12/31/2024	$29,768
Amortization of issuance costs	21
Royalty and milestone payments to DRI	(3,279)
Non-cash interest expense recognized(1)	673
Liability related to sale of future royalties and milestones – ending balance	$27,183
(1) Of the non-cash interest expense recognized, none was negative amortization for the nine months ended September 30, 2025.

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

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2025
Money market funds(1)	$94,704	$94,704	$—	$—
Mutual funds(1)	9,217	9,217	—	—
U.S. Treasury securities(2)	130,727	130,727	—	—
Agency securities(2)	2,505	—	2,505	—
Commercial and corporate obligations(2)	13,589	—	13,589	—
At December 31, 2024
Money market funds(1)	$104,553	$104,553	$—	$—
Mutual funds(1)	9,376	9,376	—	—
U.S. Treasury securities(1)(2)	284,495	284,495	—	—
Agency securities(2)	7,579	—	7,579	—
Commercial and corporate obligations(2)	10,652	—	10,652	—
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
Available for Sale Investments
We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in short-term and long-term investments as of September 30, 2025 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities(1)	$2,506	$—	$(1)	$2,505
Commercial and corporate obligations(2)	13,563	26	—	13,589
U.S. Treasury securities(3)	130,497	230	—	130,727
Total available for sale investments	$146,566	$256	$(1)	$146,821
(1)    Of our outstanding agency securities, $2.5 million have maturity dates of less than one year and none have maturity dates between one to two years as of September 30, 2025.
(2)    Of our outstanding commercial and corporate obligations, $13.6 million have maturity dates of less than one year and none have a maturity date of between one to two years as of September 30, 2025.
(3)    Of our outstanding U.S. Treasury securities, $123.0 million have maturity dates of less than one year and $7.7 million have a maturity date of between one to two years as of September 30, 2025.
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
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2025 and December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2025
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$2,505	$(1)	$—	$—	$2,505	$(1)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$7,579	$(8)	$—	$—	$7,579	$(8)
U.S. Treasury Securities	25,250	(7)	—	—	25,250	(7)
Total	$32,829	$(15)	$—	$—	$32,829	$(15)
As of September 30, 2025 and December 31, 2024, unrealized losses on available-for-sale investments were less than $0.1 million for both periods, with no available-for-sale investments that were in an unrealized loss position for greater than 12 months as of September 30, 2025. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, accordingly, no allowance for credit losses was recorded.
7. Stockholders’ Equity
Common Stock
Of the 500,000,000 shares of common stock authorized, 27,575,152 shares were issued and outstanding as of September 30, 2025.
Stock Repurchase Program
In March 2025, our Board of Directors authorized a stock repurchase program (the “2025 Repurchase Program”) to repurchase up to $75.0 million of our outstanding common stock.
The following table presents the repurchase activity through September 30, 2025:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
First Quarter 2025	292,898	$18.35	$5,375
Second Quarter 2025	2,560,938	19.58	50,147
Third Quarter 2025	490,228	19.83	9,720
Total	3,344,064		$65,242
The repurchased common stock was subsequently retired after the repurchase and the par value of the shares was charged to common stock. The excess of the repurchase price over the par value was applied against additional paid in capital. As of September 30, 2025, $9.8 million remained available for future shares of common stock to be repurchased under the 2025 Repurchase Program.

Open Market Sales Agreement
In November 2024, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $100.0 million through TD Cowen as our sales agent. Our prior sales agreement with Cowen terminated upon effectiveness of the registration statement on the Form S-3 we filed in connection with our sales agreement with TD Cowen. As of September 30, 2025, we had sold no shares under this agreement.
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
8. Equity Incentive Plans
2017 Equity Incentive Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan were to be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. At our annual stockholder meeting on June 12, 2024, the 2017 Plan was amended, eliminating the automatic annual share increase and the number of shares available for issuance was increased by 2,700,000 shares. At our annual stockholder meeting on June 17, 2025, the 2017 Plan was amended and restated to further increase the number of shares available for issuance by 1,650,000 shares. All future share increases will require stockholder approval. As of September 30, 2025, 2,501,977 shares were available for future issuance.
Employee Stock Purchase Plan
In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan (“ESPP”). In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The Board of Directors determined that due to sufficient shares being available in the ESPP, the number of shares available as of January 1, 2025 would not increase. As of September 30, 2025, 241,606 shares have been issued under the ESPP and 1,857,201 shares were available for future issuance under the ESPP. Total cash received from the ESPP was approximately $1.0 million during the nine months ended September 30, 2025.
Stock Options
Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors generally vest over a one-year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the nine months ended September 30, 2025 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	6,086,289	$25.20	7.63	$534
Granted	1,758,243	$14.87
Exercised	(135,771)	$11.27
Forfeitures and cancellations	(173,846)	$19.11
Outstanding at September 30, 2025	7,534,915	$23.18	7.47	$68,499
Exercisable at September 30, 2025	4,015,784	$27.06	6.46	$26,458
Total cash received from the exercise of stock options was approximately $1.1 million during the nine months ended September 30, 2025.
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

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	1,227,677	$21.79	1.46	$16,254
Granted	614,828	$14.87
Released	(347,297)	$21.96
Forfeitures and cancellations	(64,539)	$18.81
Outstanding at September 30, 2025	1,430,669	$18.91	1.42	$43,807
RSU expected to vest at September 30, 2025	1,430,669	$18.91	1.42	$43,807
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
The following table presents a summary of activity with respect to our PSUs:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2025	504,500	$24.69	3.52
Granted	—	$—
Released	—	$—
Forfeitures	(6,500)	$24.69
Outstanding at September 30, 2025	498,000	$24.69	2.78
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

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.5%	4.0%
Expected volatility	81.8%	78.3%
Expected dividend yield	—%	—%
Expected term (in years)	6.35	6.28
Weighted-average grant date fair value per share	$10.98	$15.59
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
Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$4,467	$3,959	$13,330	$10,947
General and administrative	4,690	4,230	14,236	14,917
Total	$9,157	$8,189	$27,566	$25,864
At September 30, 2025, there was $47.7 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.58 years, $22.4 million of unrecognized cost related to unvested RSU awards, which is expected to be recognized over a period of 2.51 years, $8.6 million of unrecognized cost related to unvested PSU awards, which is expected to be recognized over a period of 2.78 years, and $0.1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a remaining weighted-average vesting period of 0.13 years.
9. Commitments and Contingencies
Operating Leases
On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years, on April 30, 2028 with the payment of a termination fee of $3.8 million plus 15-months of operating expenses and real property taxes. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the right-of-use asset (the “ROU asset”) and lease liability. The monthly base rent was initially $4.20 per rentable square foot and is increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of September 30, 2025, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.
Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 5.9 years.
The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Nine Months Ended September 30,
Leases	Classification on the Cash Flow	2025	2024
Operating lease cost	Operating	$1,858	$1,858
Cash paid for amounts included in the measurement of lease liabilities	Operating	1,892	1,837
At September 30, 2025, the future minimum annual obligations for our operating lease liabilities are as follows (in thousands):

Years Ending December 31,
2025	$639
2026	2,607
2027	2,685
2028	2,766
2029	2,849
Thereafter	4,939
Total minimum payments required	16,485
Less imputed interest	(1,879)
Total	$14,606

10. Segment Reporting
We operate as one reportable segment focused on research and development activities to deliver immunology therapeutics for autoimmune and inflammatory diseases. Segment profit or loss is measured as the net income (loss) reported on our Consolidated Statements of Operations and Comprehensive Income (Loss) and net income (loss) is used to monitor results. Our segment revenue consists of milestone payments, royalty payments, upfront license fees and transition services provided under our collaboration agreements, see Note 4. The measure of segment assets is reported on our Consolidated Balance Sheets as total assets.
The CODM is our Chief Executive Officer. The CODM manages the business activities on a consolidated basis in making decisions regarding resource allocation and performance assessment.

The following table is a summary of segment revenue, income (loss) and our significant expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$76,320	$30,017	$126,354	$48,167
Operating expenses:
External R&D
Rosnilimab	7,070	14,188	37,709	37,161
ANB033	7,519	1,631	15,248	7,276
ANB101	1,784	687	5,305	1,631
ANB032	(362)	7,239	3,282	20,381
Imsidolimab	(1,204)	2,389	(2,360)	8,752
Preclinical and other unallocated costs	3,813	3,917	12,201	11,254
Total External R&D(1)	18,620	30,051	71,385	86,455
Total Internal R&D(2)	12,787	12,161	39,026	34,796
Total R&D	31,407	42,212	110,411	121,251

External G&A(3)	2,247	2,529	10,223	6,980
Internal G&A(2)	7,962	8,033	24,725	25,215
Total G&A	10,209	10,562	34,948	32,195
Total operating expenses	41,616	52,774	145,359	153,446
Net income (loss) from operations	34,704	(22,757)	(19,005)	(105,279)

Interest income	2,924	5,324	10,991	14,531
Non-cash interest expense	(22,515)	(15,413)	(60,182)	(32,683)
Other income (expense), net	—	(5)	5,433	(7)
Total other expense, net	(19,591)	(10,094)	(43,758)	(18,159)

Income (loss) before income taxes	15,113	(32,851)	(62,763)	(123,438)
Provision for income taxes	—	—	(83)	(9)
Segment net income (loss)	$15,113	$(32,851)	$(62,846)	$(123,447)
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
The forward-looking statements in this Quarterly Report include, among other things, statements about:
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
•regulatory developments in the United States (“U.S.”) and foreign countries;
•the impact of political, economic or public health events on our business and the U.S. and global economies;
•our ability to attract and retain key scientific or management personnel;
•general macroeconomic factors, including volatility in equity markets, and fluctuations in interest rates, foreign exchange rates and political and regulatory developments or changes in trade policy, including tariffs;
•our ability to obtain funding for our operations on favorable terms or at all, including funding necessary to complete further development and commercialization of our product candidates;
•the timing and ability of our collaborators to develop and commercialize our partnered product candidates;
•the proposed separation of the Company’s operations into two independent, publicly traded companies, including the completion and timing of the separation, the business and operations of each company and any benefits or costs of the separation;
•expectations regarding the structure, infrastructure, timing and taxation of the proposed separation of companies;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the nine months ended September 30, 2025, included in Part I, Item 1 of this Quarterly Report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements.”
Overview
We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics for autoimmune and inflammatory diseases. Our pipeline includes our lead program, rosnilimab, a selective and potent pathogenic T cell depleter, that completed a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”) and is in a Phase 2 trial for the treatment of moderate-to-severe ulcerative colitis (“UC”). Our pipeline also includes ANB033, a CD122 antagonist, in a Phase 1b trial for celiac disease (“CeD”) and ANB101, a BDCA2 modulator, in a Phase 1a trial. Anaptys has also discovered and out-licensed in financial collaborations multiple therapeutic antibodies, including a PD-1 antagonist (Jemperli (dostarlimab-gxly) or “Jemperli”) to GSK and an IL-36R antagonist (imsidolimab) to Vanda Pharmaceuticals Inc. (“Vanda”). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK and license and transition services revenue from our collaboration with Vanda.
Intention to Separate Company
In September 2025, we announced that our Board of Directors approved plans to explore separating our business into two independent, publicly traded companies. One company is expected to hold and continue to manage the Jemperli milestones and royalties from GSK and the milestones and royalties from Vanda with a focus on protecting and returning value of the royalties to its shareholders. The other company is expected to be a clinical-stage biotechnology company focused on the development and potential commercialization of innovative therapeutics for autoimmune and inflammatory diseases, including rosnilimab, ANB033 and ANB101. Upon completion of the separation, which is expected to be completed by year-end 2026, we intend to launch the biotechnology company with adequate capital to fund operations for at least two years. While the separation is anticipated to be a taxable event, we are focused on minimizing overall corporate and shareholder-level taxes across the entire transaction. Completion of the proposed separation is subject to final approval by our Board of Directors and other customary conditions, including the effectiveness of a registration statement with the Securities and Exchange Commission (the “SEC”).
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
Rosnilimab
Rosnilimab is an IgG1 antibody that directly targets pathogenic T cells, such as activated Tph/Tfh and T effector cells, in the periphery or inflamed tissue. These T cells, when activated, proliferate and migrate, and secrete the inflammatory cytokines that are the drivers of autoimmune and inflammatory diseases. Rosnilimab is designed to selectively and potently deplete pathogenic T cells in both inflamed tissue and the periphery while sparing non-pathogenic T cells, including naïve T cells, to preserve overall immune function and restore immune homeostasis. This drives specific immunological outcomes, such as a reduction in T cell proliferation, migration and cytokine secretion, and a reduction of plasma cell generation and autoantibody levels. We announced positive top-line data from a healthy volunteer Phase 1 trial of rosnilimab in November 2021. A total of 144 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where single ascending dose (“SAD”) cohorts received subcutaneous (“SC”) or intravenous (“IV”) single doses of rosnilimab up to 600mg or placebo, while multiple ascending dose (“MAD”) cohorts received four weekly subcutaneous doses of rosnilimab ranging up to 400mg or placebo. Rosnilimab was generally well-tolerated and no dose limiting toxicities were observed. Rosnilimab demonstrated a favorable pharmacokinetic (“PK”) profile with an estimated two-week half-life for subcutaneous and IV routes of administration.
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
Following completion of the Week 14 visit, 69% (or 220 of the 318) rosnilimab-treated patients who achieved CDAI LDA at this timepoint continued their assigned treatment through six months in a blinded, all-active treatment period. At six months, rosnilimab demonstrated clinically meaningful efficacy with deepening of responses through six months on CDAI LDA, CDAI remission and ACR70 and independent of prior treatments, including anti-TNFα, anti-IL6R or JAK inhibitors. Importantly, this was particularly observed in b/tsDMARD-experienced patients for the 400mg Q4W and 600mg Q2W doses, showing a dose response relative to the 100mg Q4W dose. Furthermore, Week 28 responses across multiple clinically meaningful measures, including CDAI LDA, mean CDAI, mean DAS28-CRP and ACR50/70, were durable off drug through at least three months after the last rosnilimab dose and we believe suggests potential for extended dosing (e.g., Q8W/Q12W) after initial monthly dosing. Due to the trial design, max response rates for rosnilimab have not yet been observed as strict criteria at Week 14 prevented additional patients with meaningful improvement from continuing treatment in the trial.
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
Consistent with prior studies, a favorable safety and tolerability profile across all rosnilimab doses through end-of-trial follow up at Week 38 was observed with no treatment-related serious adverse events (“SAEs”), malignancies, anaphylaxis or systemic hypersensitivity, and a low incidence of injection site reactions. Most adverse events (“AEs”) were mild to moderate in severity. Less than 2% of patients in the entire trial discontinued rosnilimab due to an AE, including only one patient after three months for a moderate headache treated with over-the-counter pain medication. Non-treatment related SAEs observed were consistent with known RA patient history and comorbidities.
We are also conducting a randomized placebo-controlled 132-patient, global Phase 2 trial assessing two dose levels of subcutaneously administered rosnilimab in moderate-to-severe UC. Rosnilimab will be dosed for up to 48 weeks on well-established endpoints including clinical remission on the modified Mayo score (“mMS”), clinical response on the mMS and endoscopic remission. The primary statistical analysis is at Week 12 on well-established endpoints, including the primary endpoint of change from baseline in modified Mayo score (mMS) and supportive secondary endpoints of clinical response on mMS and clinical remission on mMS. All patients in all three study arms treat-through to Week 24 and remain blinded to the treatment arm. Placebo-treated patients who achieved clinical response on partial modified Mayo score (“pmMS”) at Week 12 remain on placebo, while placebo-treated patients who are non-responders are crossed over to the high-dose rosnilimab treatment arm. Patients who are in clinical response on pmMS at Week 24 are eligible for an additional 26-week blinded treatment extension period (“TEP”) (50 weeks of total treatment).
We anticipate reporting top-line Phase 2 data through Week 12 in the UC trial in November or December 2025.
ANB033
ANB033 targets CD122, the common beta subunit shared by the IL-15 and IL-2 receptors. IL-15 and IL-2 signaling mediate the proliferation and survival of NK cells and certain CD8 T cell subsets. ANB033 is an antibody designed with an affinity to CD122 that inhibits IL-15 and IL-2 signaling through the intermediate affinity IL-2 receptor (comprised of CD122 and the common gamma subunit, CD132) and the high affinity IL-2 receptor (comprised of CD122, CD132 and the alpha receptor subunit for IL-2, CD25) expressed by activated CD4 effector T cells. This leads to the potential to achieve and maintain remission of inflammation through the reduction of disease-causing NK cells, certain CD8 T cell subsets and reducing inflammatory cytokine secretion by activated CD4+ T cells and ILC2 cells. By preventing the consumption of IL-2 by pathogenic cells, circulating levels of IL-2 may increase, potentially enhancing regulatory T cell numbers that express the high affinity IL-2 receptor in the setting of inflammation.
We announced positive top-line data from a healthy volunteer Phase 1a trial of ANB033 in October 2025. A total of 80 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where SAD cohorts received SC or IV single doses of ANB033 or placebo, while MAD cohorts received four weekly SC doses of ANB033. ANB033 was generally well-tolerated and no SAEs discontinuations, or dose limiting toxicities were observed. ANB033 demonstrated a favorable PK profile with an estimated two-to-three week half-life and full receptor occupancy for SC and IV routes of administration. A dose response was observed on relevant PD biomarkers.  We saw a potent effect with both IV and SC modes of administration, with a 70-75% reduction in CD122-expressing CD8 T cells, which did not result in a meaningful reduction in overall CD8 T cells.   Additionally, the ANB033-treatment effectively eliminated all CD122-expressing NK cells, but as not all NK cells in humans express CD122, the overall NK cell count remained above the levels needed to maintain immune competency. No overall reductions were observed on regulatory T cell counts in the peripheral blood.
We are also conducting a randomized placebo-controlled 60-patient, global Phase 1b trial cohort of ANB033 in CeD. This trial will assess both a cohort of patients with baseline villus height to crypt depth (“Vh:Cd”) ratio greater than 2.0 in a gluten-challenge to assess prevention of further mucosal damage, as well as a cohort of patients with a Vh:Cd ratio less than 2.0 to assess the ability to heal mucosal damage in symptom-controlled patients.  The two distinct cohorts will enroll 30 patients each, randomized 1:1 between one dose level of subcutaneously administered ANB033 dose and placebo. Key assessments include safety and tolerability in celiac patients, as well as PK and immunogenicity.
We anticipate reporting top-line Phase 1b data from the CeD trial by the fourth quarter of 2026.
We also plan to initiate an additional Phase 1b trial in a second inflammatory disease in 2026.
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
We initiated a Phase 1 clinical trial of ANB101 in healthy volunteers in March 2025 and the trial is ongoing.

The following table summarizes certain key information about our wholly owned product candidates:

| | | | Development Stage and Anticipated Milestones | | | |
|---|---|---|---|---|---|---|
| | Antibody Program | Therapeutic Indication | IND Enabling | Phase 1 | Phase 2 | Phase 3 |
| Immune Cell Modulators | **Rosnilimab** (Pathogenic T cell depleter) | **Rheumatoid Arthritis** | | | P2b trial complete<br>Late-breaking data presented at ACR 2025 | |
| Immune Cell Modulators | **Rosnilimab** (Pathogenic T cell depleter) | **Ulcerative Colitis** | | | P2 data through Week 12 anticipated Nov./Dec. 2025 | |
| Immune Cell Modulators | **ANB033** (CD122 antagonist) | **Celiac Disease** | | Top-line P1b data anticipated Q4 2026 | | |
| Immune Cell Modulators | **ANB033** (CD122 antagonist) | **Inflammatory Disease** | | P1b to initiate in 2026 | | |
| Immune Cell Modulators | **ANB101** (BDCA2 modulator) | **Inflammatory Disease** | | P1 in healthy volunteers ongoing | | |

Collaborative Programs
GSK Collaboration
Multiple company-discovered antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with GSK.
Under the GSK Agreement, a Biologics License Application (“BLA”) for our most advanced partnered program, which is a PD-1 antagonist antibody called Jemperli (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (“dMMREC”). In February 2023, the FDA granted full approval for this indication (from an accelerated approval). In addition, in April 2021, the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for Jemperli for use in women with mismatch repair deficient (“dMMR”)/microsatellite instability-high (“MSI-H”) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen. A second FDA approval was received in August 2021 for Jemperli in pan-deficient mismatch repair tumors (PdMMRT). In July 2023, the FDA approved Jemperli in combination with chemotherapy for the treatment of adult patients with dMMR MSI-H primary advanced or recurrent endometrial cancer. In December 2023, the EMA approved, in the EU, Jemperli plus chemotherapy for dMMR/MSI-H primary advanced or recurrent endometrial cancer. In August 2024, the FDA approved Jemperli plus chemotherapy for all adult patients with primary advanced or recurrent endometrial cancer. In January 2025, the EMA approved Jemperli plus chemotherapy for this same indication. In October 2025, GSK terminated the TIM-3 antagonist antibody development program under our existing collaboration, and all rights to the TIM-3 antagonist antibody will be reverted to us in the near future.
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

Pursuant to the terms of the Vanda License Agreement, we received an upfront payment of $10.0 million and a $5.0 million payment for existing drug supply. We are also eligible to receive a 10% royalty on net sales, as well as the following milestones under the Vanda License Agreement:

Milestone Event	Amount	Quarter Recognized
FDA regulatory approval for marketing of first licensed product in the USA for the treatment of active flares in GPP	$5.0M	—
Regulatory approval for marketing of the first licensed product in the EU	$5.0M	—
Commercial sales first exceed $100.0 million	$25.0M	—

Milestones recognized through September 30, 2025	—	—
Milestones that may be recognized in the future	$35.0M	—
For more information about these collaborations, see Note 4 — Collaborative Research and Development Agreements in the accompanying notes to the consolidated financial statements.
Components of Operating Results
Collaboration Revenue
Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through September 30, 2025, we have recognized $472.9 million in revenue from our collaborators. We have not generated any revenue from product sales.
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
Non-Cash Interest Expense for the Sale of Future Royalties
Non-cash interest expense for the sale of future royalties consists of interest related to the liability for the sale of future royalties, as well as the amortization of debt issuance costs. We impute interest on the unamortized portion of the liability for the sale of future royalties using the effective interest method and record interest expense based on timing of the payments over the term of the Jemperli Royalty Monetization Agreement and the Zejula Royalty Monetization Agreement (the “Royalty Monetization Agreements”). Our estimate of the interest rate under the arrangements is based on forecasted royalty and milestone payments expected to be made over the life of the agreements.
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
Results of Operations – Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Collaboration Revenue
Collaboration revenue consists of milestone payments, royalty payments, upfront license fees and transition services provided under our collaboration agreements. We recognized a $50.0 million milestone during the three and nine months ended September 30, 2025 when Jemperli annual sales exceeded $750 million. Our first sales milestone for $15.0 million was recognized during the three and nine months ended September 30, 2024 when Jemperli annual sales exceeded $250 million. These milestone revenues are Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.
Royalty revenue is a function of our partners’ product sales and the applicable royalty rate. During the three months ended September 30, 2025 and 2024, we recognized $26.3 million and $15.0 million, respectively, of royalty revenue related to the net sales of GSK’s Jemperli and Zejula. During the nine months ended September 30, 2025 and 2024, we recognized $66.6 million and $33.2 million, respectively, of royalty revenue related to the net sales of GSK’s Jemperli and Zejula. All royalty revenue recognized for the three and nine months ended September 30, 2025 and 2024 is non-cash revenue pursuant to the Royalty Monetization Agreements. For more information see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.
During the nine months ended September 30, 2025, we recognized $9.6 million of license revenue under ASC 606 and recognized no license revenue under ASC 606 during the three months ended September 30, 2025. During the three and nine months ended September 30, 2025, we recognized $0.1 million and $0.2 million, respectively, related to transition services provided under our Vanda License Agreement. No revenue was recognized under this agreement during the three and nine months ended September 30, 2024.
Research and Development Expenses
Research and development expenses were $31.4 million during the three months ended September 30, 2025 compared to $42.2 million during the three months ended September 30, 2024 for a decrease of $10.8 million, primarily due to a $8.3 million decrease in clinical expenses, $3.1 million decrease in outside services for manufacturing expenses, offset by a $0.5 million increase in stock-based compensation expense, and $0.1 million increase in salaries and related expenses.
Research and development expenses were $110.4 million during the nine months ended September 30, 2025, compared to $121.3 million during the nine months ended September 30, 2024, for a decrease of $10.9 million. Expense category fluctuations were primarily due to a $7.2 million decrease in outside services for manufacturing expenses and a $8.6 million decrease in clinical expenses, offset by an increase of $1.8 million increase in salaries and related expenses, $2.4 million increase in stock-based compensation expense, and $0.7 million increase in other research and development expenses.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Increase/(Decrease)	2025	2024	Increase/(Decrease)
External Costs
Rosnilimab	$7,070	$14,188	$(7,118)	$37,709	$37,161	$548
ANB033	7,519	1,631	5,888	15,248	7,276	7,972
ANB101	1,784	687	1,097	5,305	1,631	3,674
ANB032	(362)	7,239	(7,601)	3,282	20,381	(17,099)
Imsidolimab	(1,204)	2,389	(3,593)	(2,360)	8,752	(11,112)
Preclinical and other unallocated costs	3,813	3,917	(104)	12,201	11,254	947
Total External Costs	18,620	30,051	(11,431)	71,385	86,455	(15,070)
Internal Costs	12,787	12,161	626	39,026	34,796	4,230
Total Costs	$31,407	$42,212	$(10,805)	$110,411	$121,251	$(10,840)
General and Administrative Expenses
General and administrative expenses were $10.2 million during the three months ended September 30, 2025 compared to $10.6 million during the three months ended September 30, 2024 for a decrease of $0.4 million, primarily due to a $0.5 million decrease in market research, and $0.5 million decrease in personnel costs, offset by $0.5 million increase in stock-based compensation, and a $0.1 million increase in other general and administrative expenses.
General and administrative expenses were $34.9 million during the nine months ended September 30, 2025 compared to $32.2 million during the nine months ended September 30, 2024 for an increase of $2.7 million, primarily due to a $2.5 million increase in transaction costs related to our Vanda License Agreement, a $0.4 million increase in personnel costs, and a $0.6 million increase in other general and administrative expenses, offset by a decrease of $0.7 million in stock-based compensation expense, and a decrease of $0.1 million in market research.

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
Non-Cash Interest Expense for the Sale of Future Royalties
Non-cash interest expense was $22.5 million and $15.4 million during the three months ended September 30, 2025 and 2024, respectively. The increase of $7.1 million in non-cash interest expense is primarily due to the Jemperli Amendment which increased the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard.
Non-cash interest expense was $60.2 million and $32.7 million during the nine months ended September 30, 2025 and 2024, respectively. The increase of $27.5 million in non-cash interest expense is primarily due to the Jemperli Amendment which increased the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard.
Interest Income
Interest income was $2.9 million and $5.3 million during the three months ended September 30, 2025 and 2024, respectively, which primarily related to our short-term and long-term investments. The decrease in interest income is primarily due to the decrease in investment balances as well as timing of sales, maturities and purchases of our investments.
Interest income was $11.0 million and $14.5 million during the nine months ended September 30, 2025 and 2024, respectively, which primarily related to our short-term and long-term investments. The decrease in interest income is primarily due to the decrease in investment balances as well as timing of sales, maturities and purchases of our investments.
Other Income (Expense), Net
Other income (expense), net was $0.0 million and less than $0.1 million of expense for the three months ended September 30, 2025 and 2024, respectively.
Other income (expense), net was $5.4 million of income and less than $0.1 million of expense for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily related to $5.4 million of other income recognized from existing drug supply transferred to Vanda in accordance with our Vanda License Agreement.
Liquidity and Capital Resources
From our inception through September 30, 2025, we have received an aggregate of $1.3 billion to fund our operations, which included $740.2 million from the sale of equity securities, $335.0 million from the sale of future royalties, and $249.2 million from our collaboration agreements. As of September 30, 2025, we had $256.7 million in cash, cash equivalents and investments.
In addition to our existing cash, cash equivalents and investments, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain regulatory and sales-based events, and royalty payments under our collaboration agreements, including the GSK Agreement, the GSK Settlement Agreement, and the Vanda License Agreement. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development and sales-based activities. Our rights to payments under our collaboration agreements are our only committed external source of funds.
In November 2024, we entered into an open market sales agreement with TD Securities (USA) LLC (“TD Cowen”), through which we may offer and sell shares of our common stock, having an aggregate offering of up to $100.0 million through TD Cowen as our sales agent. As of September 30, 2025, we had sold no shares under this agreement.
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
Cash, cash equivalents and investments totaled $256.7 million as of September 30, 2025, compared to $420.8 million as of December 31, 2024. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next twelve months from the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(78,300)	$(68,665)
Investing activities	154,532	124,794
Financing activities	(89,479)	99,487
Net (decrease) increase in cash and cash equivalents	$(13,247)	$155,616
Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2025 of $78.3 million was primarily due to our net loss of $62.8 million, adjusted for addbacks for non-cash expenses of $85.1 million, which includes depreciation, stock-based compensation, amortization of operating ROU assets, non-cash interest expense, income from marketable securities and net decreases in working capital of $100.6 million, which includes decreases related to receivables from collaborative partners, accounts payable and other liabilities, and operating lease liabilities, partially offset by an increase related to prepaid expenses and other assets.
Net cash used in operating activities during the nine months ended September 30, 2024 of $68.7 million was primarily due to our net loss of $123.4 million, adjusted for addbacks for non-cash expenses of $52.3 million, which includes depreciation, stock-based compensation, amortization of operating ROU assets, non-cash interest expense, income from marketable securities, and net increases in working capital of $2.4 million.
Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2025 and 2024 of $154.5 million and $124.8 million, respectively, primarily relates to the timing of sales, maturities and purchases of our investments.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2025 of $89.5 million was primarily due to $24.8 million for repayments of the liability for the sale of future royalties, $65.2 million used for the repurchase and retirement of common stock, and $1.5 million for net share settlement of equity awards, partially offset by $2.0 million of cash received for the issuance of common stock.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2025, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K filed with the SEC on February 27, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of September 30, 2025, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.
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
•We have no products approved for commercial sale, and to date, we have not generated any revenue or profit from sales of our product candidates.
•We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates.
•The proposed separation of our business into two independent, publicly traded companies is subject to various risks and uncertainties and may not be completed on the terms or timeline currently contemplated, if at all.
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
For rosnilimab, our competitors include non-depleting PD-1 agonist antibodies GS-0151 (Gilead) in Phase 1b development for the treatment of rheumatoid arthritis, and a PD-1 agonist antibody (Seismic) in Phase 1 development. Our commercial-stage competitors in moderate-to-severe rheumatoid arthritis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie), IL-6 (Actemra; Roche and Kevzara; Regeneron), CD-80/86 (Orencia; BMS), CD-20 (Rituxan; Roche), and janus kinase inhibitors (Rinvoq; AbbVie, Olumiant; Eli Lilly, and Xeljanz; Pfizer). Commercial-stage competitors in moderate-to-severe ulcerative colitis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie and Remicade; Johnson & Johnson), anti-α4β7 (Entyvio; Takeda), anti-IL-23 (Stelara; Johnson & Johnson, Omvoh; Eli Lilly, Tremfya; Johnson & Johnson, and Skyrizi; AbbVie) and S1P inhibitors (Zeposia; Bristol Myers Squibb and Velsipity; Pfizer) and janus kinase inhibitors (Rinvoq; AbbVie, and Xeljanz; Pfizer) as well as monoclonal antibodies targeting anti-TL1A (PRA023; Merck, RVT-3101; Roche and duvakitug; Teva/Sanofi) in Phase 2 and 3 development and a miR-124 enhancer (Abivax) in Phase 3 development.
For our anti-CD122 antagonist antibody program, our clinical competitors include an anti-CD122 antagonist antibody, FB-102 (Forte Bioscience) in Phase 2a development for the treatment of CeD and vitiligo, and two anti-IL-15 monoclonal antibodies, GIA-632 (Novartis) in Phase 2a for atopic dermatitis and with proof-of-concept, Phase 1b data for the treatment of CeD and EoE, and TEV-‘408 (Teva), in Phase 2 development for the treatment of CeD and vitiligo.
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
We obtain certain drug intermediates of our drug candidate supply from countries affected by macroeconomic events and conditions, including inflation, interest rate fluctuations, uncertainty with respect to the federal budget and debt ceiling and existing or potential government shutdowns, including the ongoing shutdown of the U.S. federal government, related thereto, increasing financial market volatility and uncertainty, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials, production processes, and ability to conduct clinical trials. If we are unable to obtain certain drug intermediates of our drug candidate supply in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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
We are subject to risks associated with foreign trade policy, including recent tariffs imposed or proposed by the United States on its trading partners, as well as retaliatory actions that have or may be imposed by other countries in response. The recent U.S. tariffs and other trade restrictions against trading partners and specific sectors of the global economy may have an adverse effect on our business and financial condition. For example, on April 2, 2025, the United States announced a baseline 10% tariff on all foreign goods, with goods imported from specified jurisdictions nations, including China and those in the European Union, taxed at higher rates for a brief period before many country-specific reciprocal tariffs were again temporarily suspended on April 10, 2025. The United States has imposed many country-specific tariffs at a rate higher than the 10% global baseline on all foreign countries and continues to increase tariffs on China in particular. At this time, the impact of the recently imposed and proposed tariff actions with respect to our operations remains uncertain given ongoing bilateral negotiations between the United States and trading partners, changes in U.S. policy, and an ongoing Section 232 investigation by the U.S. Department of Commerce, which may result in the imposition of an additional tariff rate on U.S. imports of pharmaceuticals and pharmaceutical ingredients. Our products involve pharmaceutical ingredients that are partially sourced from outside of the United States, including China, the cost of which may increase due to additional tariff rates. Higher material costs may negatively impact our gross margins and operating results and our ability to be competitive in the global market.
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
Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. For the nine months ended September 30, 2025, we had $126.4 million in collaboration revenue and a net loss of $62.8 million. For the nine months ended September 30, 2024, we had $48.2 million in collaboration revenue and a net loss of $123.4 million. As of September 30, 2025, we had an accumulated deficit of $822.2 million.
We have financed our operations primarily through our initial public offering of common stock in January 2017, our follow-on public offerings of common stock in October 2017, September 2018, and August 2024, and royalty monetization transactions such as the Royalty Monetization Agreements. We have devoted substantially all of our efforts to research and development. Rosnilimab is currently in Phase 2 clinical development, and we expect that it will be several years, if ever, before any of our active product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. Our revenue has been historically derived from amortization of upfront payments, research and development funding, and milestone and royalty payments under collaboration and license agreements with our collaborators. Our ability to generate future product revenue from our current or future product candidates depends on a number of additional factors, including our ability (or as applicable our collaborators’ ability) to:

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
We are currently only in the clinical development stages for our most advanced product candidates. In order to become and remain profitable, we must, alone or with our collaborators, develop and eventually commercialize a product or products with significant market potential. This may require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, successfully developing companion diagnostics, obtaining marketing approval for these product candidates and manufacturing, marketing and selling those products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain or expand our research and development efforts, expand our business or continue our operations. A decline in the value of our company would also cause you to lose part or even all of your investment.
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
If we need to conduct additional fundraising activities and we do not raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects. Adverse macroeconomic conditions, including volatility in equity capital markets, fluctuating interest rates, tariffs, actual or perceived instability in the U.S. and global banking systems, and fluctuations in foreign exchange rates, could prevent us from raising additional capital in sufficient amounts or on terms acceptable to us or at all. Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including:
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
Risk Factors Related to Our Proposed Separation
The proposed separation of our business into two independent, publicly traded companies is subject to various risks and uncertainties and may not be completed on the terms or timeline currently contemplated, if at all, and will involve significant time, effort and expense, which could harm our business, results of operations and financial condition.
On September 29, 2025, we announced the intent to separate our business into two independent, publicly traded companies, referred to as “Royalty Management Co” and as “Biopharma Co.” Following the separation, the Royalty Management Co is expected to hold and continue to manage the rights to our Jemperli royalties from GSK and imsidolimab milestones and royalties from Vanda with a focus on protecting and returning value of the royalties to its shareholders. The Biopharma Co is expected to be a clinical-stage biotechnology company focused on the development and potential commercialization of innovative therapeutics for autoimmune and inflammatory diseases, including rosnilimab, ANB033 and ANB101.
We expect the separation to be completed by year-end 2026, subject to the satisfaction of certain conditions. Unexpected developments, including adverse market conditions or delays or difficulties effecting the proposed separation, could delay, prevent or otherwise adversely impact the anticipated benefits from the proposed separation. Consummation of the separation also will require final approval from our board of directors. We may not complete the separation on the terms or on the timeline that we announced, or may, for any or no reason and at any time until the proposed separation is complete, abandon the separation or modify or change its terms. Any of the foregoing may result in our not achieving the operational, financial, strategic and other benefits we anticipate, and in each case, our business, results of operations and financial condition could be adversely affected.
We will incur significant expenses in connection with the proposed separation, and such costs and expenses may be greater than we anticipate. In addition, completion of the separation will require a significant amount of management time and effort which may disrupt our business or otherwise divert management’s attention from other aspects of our business, including strategic initiatives, discovery, development and commercialization efforts and relationships with our partners and other third parties. Any of the foregoing could adversely affect our business, results of operations and financial condition.
The proposed separation may not achieve some or all of the anticipated benefits.
Even if the separation is completed, the anticipated operational, financial, strategic and other benefits of the separation may not be achieved. The combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the separation not occurred. The combined value of the common stock of the two companies could be lower than anticipated for a variety of reasons, including the failure of either company to operate and compete effectively as an independent company. The common stock price of each company may experience periods of extreme volatility. In addition, the two independent companies will be smaller and less diversified, with a narrower business focus, and may be more vulnerable to changing market conditions. The separation also presents a number of significant risks to our internal processes, including the failure to maintain an adequate control environment due to changes to our infrastructure technology systems and financial reporting processes.

Risks Related to Our Dependence on Third Parties
Our existing collaboration with GSK and other collaborations are important to our business, and other future collaborations may also be important to us. If we are unable to maintain the GSK collaboration, or if this collaboration is not successful, our business could be adversely affected.
We have entered into a collaboration with GSK to develop certain of our product candidates. GSK has advanced multiple antibodies generated through our collaboration into clinical trials. If our collaboration with GSK were terminated, we may not receive all or any of the funding potentially coming from such collaboration, which could adversely affect our business or financial condition. For example, in October 2023, GSK terminated the LAG-3 antagonist antibody development program, and in October 2025, GSK also terminated the TIM-3 antagonist antibody development program under our existing collaboration. As a result, we will not receive any additional milestones or any royalties from GSK for those development programs.
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
In addition, other legislative changes have been proposed and adopted in the United States federal and state levels to reduce healthcare expenditures. For example, several healthcare reform initiatives culminated in the enactment of the IRA, in August 2022, which allows, among other things, the HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this only applies to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the law eliminated the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. Further, In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, and restored immediate deductibility of domestic research and development expenditures, while foreign expenditures will continue to be capitalized and amortized over fifteen years. Further, the OBBBA is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrows access to ACA marketplace exchange enrollment and declined to extend the enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces, set to expire in 2025. It is likely these new laws will have been challenged in multiple lawsuits. Thus, it is unclear how the IRA will be implemented but it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.
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
We expect that the ACA, the IRA, the OBBBA and other state or federal healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
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
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. This is especially critical as we ramp up our hiring needs entering into later-stage product development of our product candidates. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our operating results and adversely affect our ability to successfully commercialize our product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, as well as our senior scientists. The loss of services of any of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. Further, any transitions in our senior management team that occur in connection with the proposed separation of our business into two independent, publicly traded companies, may result in operational disruptions, and our business may be harmed as a result.
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
Our facilities are located in San Diego, California, which is a seismically active region, and has also historically been subject to wildfires and electrical blackouts as a result of a shortage of available electrical power. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity, health epidemics or pandemics or other disasters, including those resulting from or amplified by climate change, and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. We maintain multiple copies of each of our antibody sequences and electronic data records, most of which we maintain at our headquarters. If our facilities were impacted by a seismic or wildfire event, we could lose some, or all, of our antibody sequences, which would have an adverse effect on our ability to perform our obligations under our collaborations and discover new targets.
Furthermore, integral parties in our supply chain are geographically concentrated and operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe and/or material disruptions. If such an event were to affect the parties integral to our supply chain, it could have a material adverse effect on our business.
Risks Related to Ownership of Our Common Stock
The market price of our stock has been and may continue to be volatile, and you could lose all or part of your investment.
The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:
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
•the proposed separation of our business into two independent, publicly traded companies;
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
Our management has broad discretion in the application of the net proceeds from our public offerings, and you will be relying on the judgment of our management regarding the application of these net proceeds. Our management might not apply the net proceeds from our public offerings in ways that ultimately increase the value of your investment. If we do not invest or apply the net proceeds from our public offerings in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.
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

We plan to use our current year operating losses to offset taxable income from any revenue generated from operations or corporate collaborations. To the extent we have taxable income in excess of current year operating losses, we plan to use our NOL carryforwards to offset income that would otherwise be taxable. However, the benefits from the use of our NOL carryforwards may be limited under Section 382 of the Code if we undergo an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We experienced ownership changes as defined by Section 382 of the Code during 2007, 2017 and 2021. Our use of federal and state NOLs could be further limited if we experience one or more ownership changes subsequent to December 31, 2024.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer
On March 24, 2025, our Board of Directors approved a stock repurchase program to repurchase up to $75.0 million of shares of our outstanding common stock, par value $0.001 per share (the “2025 Repurchase Program”). The following table contains information with respect to repurchases made by us during the three months ended September 30, 2025:

Period	(a) Total number of shares repurchased	(b) Average price paid per share	(c) Total number of shares repurchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1, 2025 - July 31, 2025	—	—	—	$19,478
August 1, 2025 - August 31, 2025	317,728	$19.95	317,728	$13,138
September 1, 2025 - September 30, 2025	172,500	$19.60	172,500	$9,758
	490,228		490,228
Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On July 15, 2025, Daniel Faga, Chief Executive Officer of the company, terminated a Rule 10b5-1 trading plan dated April 11, 2025. The plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. No shares were sold under the plan.
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

AnaptysBio, Inc.

Date:	November 4, 2025	By:	/s/ Daniel Faga
Daniel Faga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2025	By:	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)