Form 10-K
period 2025-12-31
ANAPTYSBIO, INC
filed 2026-03-03
CIK 1370053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-K

______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting common equity held by non-affiliates of the registrant was $432,512,876 as of June 30, 2025.

The number of shares of registrant’s common stock outstanding was 28,748,255 as of February 27, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

The forward-looking statements in this report include, among other things, statements about:

•
the success, cost, and timing of our product candidate development activities and ongoing and planned clinical trials;
•
our plans and ability to develop and commercialize antibodies;
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
•
the timing of and the ability to obtain and maintain regulatory approvals for our product candidates, partnered product candidates and/or product candidates for which we may receive royalties;
•
the rate and degree of market acceptance and clinical utility of any approved product candidates;
•
the size and growth potential of the markets for any approved product candidates, and our ability to serve those markets;
•
regulatory developments in the United States (“U.S.”) and foreign countries;
•
the impact of political, economic or public health events on our business and the U.S. and global economies;
•
our ability to attract and retain key scientific or management personnel;
•
general macroeconomic factors, including volatility in equity markets, and fluctuations in interest rates, foreign exchange rates and political and regulatory developments or changes in trade policy, including tariffs;
•
our ability to obtain funding for our operations on favorable terms or at all, including funding necessary to complete further development and commercialization of our product candidates;
•
the timing and ability of our collaborators to develop and commercialize our partnered product candidates;
•
the proposed separation of the Company’s operations into two independent, publicly traded companies, including the completion and timing of the separation, the business and operations of each company and any benefits or costs of the separation;
•
expectations regarding the structure, infrastructure, timing and taxation of the proposed separation of the Company’s operations into two independent, publicly traded companies;
•
our use of the net proceeds from our public offerings and other financing transactions; and
•
our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics for autoimmune and inflammatory diseases. Our clinical-stage pipeline includes rosnilimab, a selective pathogenic T cell depleter, for which we completed a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”), ANB033, a CD122 antagonist, in a Phase 1b trial for celiac disease (“CeD”) and eosinophilic esophagitis (“EoE”), and ANB101, a BDCA2 modulator, in a Phase 1a trial. We also discovered and out-licensed, in financial collaborations, multiple therapeutic antibodies, including a PD-1 antagonist (Jemperli (dostarlimab-gxly) or “Jemperli”) to GSK and an IL-36R antagonist (imsidolimab) to Vanda Pharmaceuticals Inc. (“Vanda”). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK and license and transition services revenue from our collaboration with Vanda.

Intention to Separate Company

In September 2025, we announced that our board of directors (“Board of Directors”) approved plans to explore separating our business into two independent, publicly traded companies. One company is expected to hold and continue to manage the financial collaboration for Jemperli from GSK and for imsidolimab from Vanda, with a focus on protecting and returning value of the royalties to its shareholders. The other company is expected to be a clinical-stage biotechnology company focused on the development and potential commercialization of innovative therapeutics for autoimmune and inflammatory diseases, including rosnilimab, ANB033 and ANB101. Upon completion of the proposed separation, which we expect to complete in the second quarter of 2026, we intend to launch the clinical-stage biotechnology company with adequate capital to fund operations for at least twelve months after the date the proposed separation is completed. While the proposed separation is anticipated to be a taxable event, we are focused on minimizing overall corporate and shareholder-level taxes across the entire transaction. Completion of the proposed separation is subject to final approval by our Board of Directors and other customary conditions, including the effectiveness of a registration statement with the Securities and Exchange Commission (the “SEC”).

Our Wholly Owned Clinical-Stage Pipeline

Our antibodies are in development to treat inflammatory diseases. We believe these molecules have potential applicability across a broad range of autoimmune and inflammatory diseases, including in gastroenterology, rheumatology, dermatology, respiratory, and other therapeutic areas.

Rosnilimab

Rosnilimab is an IgG1 antibody that directly targets pathogenic T cells, such as activated Tph/Tfh and T effector cells, in the periphery or inflamed tissue. These T cells, when activated, proliferate and migrate, and secrete the inflammatory cytokines that are the drivers of autoimmune and inflammatory diseases. Rosnilimab is designed to selectively deplete pathogenic T cells in both inflamed tissue and the periphery while sparing non-pathogenic T cells, including naïve T cells, to preserve overall immune function and restore immune homeostasis. This drives specific immunological outcomes, such as a reduction in T cell proliferation, migration and cytokine secretion, and a reduction of plasma cell generation and autoantibody levels. We announced top-line data from a healthy volunteer Phase 1 trial of rosnilimab in November 2021 that supported advancement of rosnilimab into subsequent patient trials. A total of 144 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where single ascending dose (“SAD”) cohorts received subcutaneous (“SC”) or intravenous (“IV”) single doses of rosnilimab up to 600mg or placebo, while multiple ascending dose (“MAD”) cohorts received four weekly subcutaneous doses of rosnilimab ranging up to 400mg or placebo. Rosnilimab was generally well-tolerated and no dose-limiting toxicities were observed. Rosnilimab demonstrated a sustained systemic exposure and dose-proportionality with an estimated two-week half-life for subcutaneous and IV routes of administration.

In February 2025, we announced initial data, which was subsequently updated in June 2025, from rosnilimab’s randomized, placebo-controlled, global 424-patient, Phase 2b clinical trial for moderate-to-severe rheumatoid arthritis. Patients were randomized to receive either 100mg of subcutaneous rosnilimab every four weeks (Q4W), 400mg Q4W, 600mg every two weeks, or placebo.

During the three-month placebo-controlled period, the trial achieved its primary endpoint by observing the reduction of disease activity using the disease activity score, 28 joints (DAS-28) C-Reactive Protein (“CRP”) score, as well as ACR20 response (an accepted Phase 3 registrational endpoint), at Week 12 in all three doses of rosnilimab compared to placebo. Rosnilimab achieved its secondary endpoint by demonstrating statistical significance in at least one dose and numerical superiority at all doses, including once monthly administration, on ACR20, ACR50 and with respect to the clinical disease activity index (“CDAI”) low disease activity (“LDA”) score at Week 12. Specifically, at Week 12, ACR20 achieved statistical significance at 100 mg (p < 0.05), 400 mg (p < 0.01), and 600 mg (p < 0.001); ACR50 achieved statistical significance at 600 mg (p < 0.05); and CDAI LDA achieved statistical significance at 100 mg (p < 0.05) and 400 mg (p < 0.01).

Following completion of the Week 14 visit, 69% (or 220 of the 318) rosnilimab-treated patients who achieved CDAI LDA at this timepoint continued their assigned treatment through six months in a blinded, all-active treatment period. At six months, rosnilimab results demonstrated deepening of responses through six months on CDAI LDA, CDAI remission and ACR70 and independent of prior treatments, including anti-TNFα, anti-IL6R or JAK inhibitors. Importantly, this was particularly observed in b/tsDMARD-experienced patients for the 400mg Q4W and 600mg Q2W doses, showing a dose response relative to the 100mg Q4W dose. Furthermore, Week 28 clinical responses across multiple measures, including CDAI LDA, mean CDAI, mean DAS28-CRP and ACR50/70, were durable off-drug through at least three months after the last rosnilimab dose, results which we believe suggest the potential for extended dosing (e.g., Q8W/Q12W) after initial monthly dosing. Due to the trial design, max response rates for rosnilimab have not yet been observed as strict criteria at Week 14, which prevented additional patients with meaningful improvement from continuing treatment in the trial.

A table summarizing the results for primary and secondary endpoints follows:

Efficacy Measure	Placebo	Rosnilimab 100mg Q4W		Rosnilimab 400mg Q4W		Rosnilimab 600mg Q2W
	(N=106)	(N=106)		(N=107)		(N=105)

Primary Endpoint
DAS28-CRP at Week 12
(mean change from baseline)	-1.69	-2.06	**	-2.12	**	-2.06	**

Select Secondary Endpoint^ (% of participants)
ACR20 at Week 12^	52.8	68.9	*	70.1	**	75.2	***
ACR50 at Week 12^	33.0	44.3		36.4		46.7	*
Week 28	—	45.3		48.6		58.1
ACR70 at Week 12^	17.9	21.7		21.5		21.9
Week 28	—	40.6		36.4		44.8
CDAI ≤10 (LDA) at Week 12^	31.1	46.2	*	49.5	**	38.1
Week 28	—	52.8		54.2		62.9

Select Exploratory Endpoints (Mean Change from Baseline)
DAS28-CRP
Week 28	—	-2.51		-2.51		-2.57
hs-CRP
Week 12	-0.73	-9.67	***	-10.10	***	-7.60	**
Week 28	—	-7.23		-10.55		-5.98
Patient Global Assessment
Week 12	-25.4	-30.1		-30.5		-34.7	**
Week 28	—	-35.9		-38.4		-40.7
HAQ-DI (range 0-3)
Week 12	-0.56	-0.61		-0.59		-0.60
Week 28	—	-0.74		-0.75		-0.78
Pain VAS
Week 12	-29	-32.6		-35.3		-39.7	**
Week 28	—	-40		-44.5		-47.2

*p<0.05

**p<0.01

***p<0.001

Clinical outcomes were further substantiated by objective translational data. An approximately 50% reduction in the mean CRP from baseline, an objective measure of inflammation, was observed through Week 28 in rosnilimab patients who entered the all-active period. Additionally, translational blood and synovial biopsy biomarker data showed differentiated and consistent immunological impact with on-target pharmacological activity in rosnilimab patients that was not observed on placebo. In blood, rosnilimab demonstrated rapid, deep and sustained reductions of approximately 90% in pathogenic T cells (largely Tph, Tph and Teff cells), and an increase in total Tregs. Additionally, synovial biopsies of the most impacted joint taken at baseline and after six weeks showed a deep reduction of approximately 90% in pathogenic T cells (largely Tph cells) at the 400mg Q4W and 600mg Q2W doses, showing a dose response relative to the 100mg Q4W dose.

Consistent with prior rosnilimab studies, all rosnilimab doses through end-of-trial follow up at week 38 demonstrated no treatment-related serious adverse events (“SAEs”), malignancies, anaphylaxis or systemic hypersensitivity, and a low incidence of injection site reactions. Most adverse events (“AEs”) were mild to moderate in severity. Less than 2% of patients in the trial discontinued rosnilimab due to an AE, including only one patient after three months for a moderate headache treated with over-the-counter pain medication. Non-treatment related SAEs observed were consistent with known RA patient history and comorbidities.

ANB033

ANB033 is an antagonist of CD122, the common beta subunit shared by the IL-15 and IL-2 receptors. IL-15 and IL-2 signaling mediate the proliferation and survival of subsets of CD8+ and CD4 T+ cells, NK cells, as well as ILC2s. ANB033 is an antibody designed with an optimal epitope and affinity to CD122 that inhibits IL-15 and IL-2 signaling through both the intermediate affinity IL-2 receptor (comprised of CD122 and the common gamma subunit, CD132) and the high affinity IL-2 receptor (comprised of CD122, CD132 and the alpha receptor subunit for IL-2, CD25) expressed by activated CD4 Th1 and Th2 T cells as well as ILC2. Antagonizing CD122 has the potential to achieve and maintain remission of inflammation through the reduction of disease-causing cytolytic CD8 T cell subsets, including intraepithelial lymphocytes, NK cells and reducing inflammatory cytokine secretion by activated CD4+ Th1 and Th2 cells, as well as ILC2 cells.

We announced top-line data from a healthy volunteer Phase 1a trial of ANB033 in October 2025 that demonstrated no safety concerns at any dose and a rapid and sustained pharmacokinetic (“PK”) profile. A total of 80 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where SAD cohorts received SC or IV single doses of ANB033 or placebo, while MAD cohorts received four weekly SC doses of ANB033. ANB033 was generally well-tolerated and no SAE discontinuations or dose-limiting toxicities were observed in the study. ANB033 demonstrated an estimated two-to-three week half-life and full receptor occupancy for SC and IV routes of administration. A dose response was observed on relevant PD biomarkers. We observed responsive effects with both IV and SC modes of administration, with a 70-75% reduction in CD122-expressing CD8 T cells, which did not result in a meaningful reduction in overall CD8 T cells. Additionally, treatment with ANB033 effectively eliminated all CD122-expressing NK cells, but the overall NK cell count remained above the levels needed to maintain immune competency as not all NK cells in humans express CD122. No overall reductions were observed on regulatory T cell counts in the peripheral blood.

We are conducting a randomized placebo-controlled 60-patient, global Phase 1b trial cohort of ANB033 in CeD. This trial will assess both a cohort of patients with baseline villus height to crypt depth (“Vh:Cd”) ratio greater than 2.0 in a gluten-challenge to assess prevention of further mucosal damage, as well as a cohort of patients with a Vh:Cd ratio less than 2.0, who will not be subjected to a gluten-challenge, to assess the ability to heal mucosal damage in symptom-controlled patients. The two distinct cohorts will enroll 30 patients each, randomized 1:1 between one dose level of subcutaneously administered ANB033 dose and placebo. Key assessments include safety and tolerability, efficacy assessments including the change in Vh:Cd ratio, IEL counts, and PROs, such as the Celiac Disease Symptom Diary (“CDSD”), as well as PK and immunogenicity.

We are also conducting a randomized placebo-controlled 50-patient, global Phase 1b trial cohort of ANB033 in EoE. This trial will enroll adults who have histologic evidence of EoE with peak eosinophil count ≥15/hpf at the screening endoscopy and with symptomatic dysphagia. Key assessments include safety and tolerability, efficacy assessments including the Dysphagia Symptom Questionnaire (“DSQ”) and peak esophageal intraepithelial eosinophilic count (“eos/hpf”), as well as PK and immunogenicity.

ANB101

ANB101 is a blood dendritic cell antigen 2 (“BDCA2”) modulator antibody that targets plasmacytoid dendritic cells (“pDCs”) and inhibits interferon secretion and modulates antigen presentation for the treatment of autoimmune and inflammatory diseases.

BDCA2 is a molecule specifically expressed on pDCs, a class of immune cells which, while found in relatively small numbers in healthy individuals, are enriched in patients with a variety of inflammatory diseases, that is critical to the regulation of toll-like receptor signaling and interferon secretion. pDCs are a key upstream node in the inflammatory cascade that serve as a bridge between innate and adaptive immunity. They have been shown to be prolific secretors of type I interferons, which drive activation of a variety of downstream cell types including T cells and monocytes. Together with their ability to present antigens to the adaptive immune system, this creates a pro-inflammatory environment for the establishment and perpetuation of autoimmune pathology. BDCA2 has been implicated in the pathophysiology of systemic lupus erythematosus (“SLE”), where there exists mechanistic clinical proof of concept for pDC modulation.

We initiated a Phase 1 clinical trial of ANB101 in healthy volunteers in March 2025 and the trial is ongoing. ANB101 preclinical data suggests it is a more potent antibody compared to litifilimab with a longer half-life that results in a deeper and more durable PD effect on pDC depletion.

Collaborative Programs

GSK Collaboration

Multiple company-discovered antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with GSK.

Under the GSK Agreement, a Biologics License Application (“BLA”) for our most advanced partnered program, which is a PD-1 antagonist antibody called Jemperli (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (“dMMREC”). In February 2023, the FDA granted full approval for this indication (from an accelerated approval). In addition, in April 2021, the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for Jemperli for use in women with mismatch repair deficient (“dMMR”)/microsatellite instability-high (“MSI-H”) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen. A second FDA approval was received in August 2021 for Jemperli in pan-deficient mismatch repair tumors (PdMMRT). In July 2023, the FDA approved Jemperli in combination with chemotherapy for the treatment of adult patients with dMMR MSI-H primary advanced or recurrent endometrial cancer. In December 2023, the EMA approved Jemperli plus chemotherapy for dMMR/MSI-H primary advanced or recurrent endometrial cancer. In August 2024, the FDA approved Jemperli plus chemotherapy for all adult patients with primary advanced or recurrent endometrial cancer. In January 2025, the EMA approved Jemperli plus chemotherapy for this same indication. In October 2025, GSK terminated the TIM-3 antagonist antibody development program under our existing collaboration, and all rights to the TIM-3 antagonist antibody will be reverted to us in the near future.

For the year ended December 31, 2025, GSK reported $1.1 billion in sales for Jemperli, a greater than 80% sales growth when compared to $598.0 million for the year ended December 31, 2024.

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

In December 2025, Vanda announced the submission of a BLA to the U.S. FDA for imsidolimab in GPP. The FDA accepted the BLA filing for imsidolimab in GPP in February 2026 with a target action date of December 12, 2026.

Pursuant to the terms of the Vanda License Agreement, we received an upfront payment of $10.0 million and a $5.0 million payment for existing drug supply. We are also eligible to receive a 10% royalty on net sales, as well as the following milestones under the Vanda License Agreement:

Milestone Event	Amount	Quarter Recognized
FDA regulatory approval for marketing of first licensed product in the USA for the treatment of active flares in GPP	$5.0M	—
Regulatory approval for marketing of the first licensed product in the EU	$5.0M	—
Commercial sales first exceed $100.0 million	$25.0M	—

Milestones recognized through December 31, 2025	—	—
Milestones that may be recognized in the future	$35.0M	—

For more information about these collaborations, see Note 4 — Collaborative Research and Development Agreements in the accompanying notes to the consolidated financial statements.

Our Product Candidates

The following table summarizes certain key information about our wholly owned product candidates:

Development Stage
Antibody Program
Therapeutic Indication
IND Enabling
Phase 1
Phase 2
Phase 3
Immune Cell Modulators
Rosnilimab
(Pathogenic T cell depleter)
Rheumatoid Arthritis(1)
ANB033
(CD122 antagonist)
Celiac Disease
Eosinophilic Esophagitis
ANB101
(BDCA2 modulator)
Inflammatory Disease

(1)
We expect to provide an update on Phase 3 advancement in the first half of 2026.

Our Strategy

We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics. Our antibodies modulate key nodes governing the body’s regulation of autoimmunity and inflammation. Dysregulated immune responses may result in abnormal and pathological inflammation in diseases with large and substantially underserved patient populations in therapeutic areas including but not limited to gastroenterology, rheumatology, dermatology, and respiratory. The key elements of our strategy include:

•
Enabling broad development of our autoimmunity and inflammation-focused portfolio.

•
Generating translational and clinical data to characterize the mechanism and differentiation of our molecules from in-class competitors, other modalities in clinical development, and, relative to standard of care, to optimize development of our molecules to address diseases and treat patient subsets with unmet medical need.
•
Innovating in clinical development and execution to efficiently and optimally achieve proof-of-concept and execute registrational studies in key global markets.
•
Facilitating the global commercialization of our product candidates while retaining rights in key commercial markets to enable us to become a fully integrated development and commercial organization.
•
Continuing to leverage our research expertise to identify, license and/or innovate on potentially best-in-class antibodies against high-value immunological targets.
•
Maximizing return on equity through execution against a multi-year capital and operating plan, including to manage and return the potential value from our future royalty revenues from our GSK financial collaboration to shareholders.

As described in the section titled “Risk Factors” and elsewhere in this Annual Report, the clinical development of drug product candidates is subject to a wide range of risks and uncertainties, any of which could cause our actual development strategy or timeframes to vary.

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

Therapeutic antibodies are typically non-naturally occurring, or recombinant, antibodies specifically developed to treat human diseases by binding to certain proteins, and thereby modulating key biological processes. Therapeutic antibodies are injectable products that are typically dosed subcutaneously or intravenously, unlike synthetic chemistry-based “small molecule” therapeutics that may also be administered orally. Therapeutic antibodies have the following key features that we believe make them more predictable than small molecules:

•
Fab Domain. Due to the relatively large size and complex nature of the antibody Fab domain, antibodies generally bind with high specificity to the desired therapeutic target and tend to exhibit less off-target binding to unrelated proteins, which lowers the risk of unintended biological side effects such as toxicity. Because target proteins are typically larger than antibody Fab domains, antibodies can be generated against a variety of specific binding epitopes on a given single protein, which can alter the functional activity of the protein. For example, antibodies binding to unique epitopes on a single target protein can act as antagonists or agonists of the natural target protein function.
•
Fc Domain. The Fc domain of an antibody is the tail region that interacts with cell surface receptors called Fc receptors and some proteins of the complement system. In humans, there are five Fc domains referred to as isotypes (IgA, IgD, IgM, IgG, IgE) and numerous Fc receptors expressed on specialized immune cells. Many therapeutic antibodies are subtypes of the IgG isotype and are chosen specifically to limit or induce immune system activity for therapeutic purposes. Engagement of Fc domains by specific Fc receptors can modulate biological activity, for example, by clustering the target protein on the cell surface in an immune synapse, leading to modulation of the target protein activity and hence altering the function of the cell expressing the target protein. Specific Fc domain and Fc receptor interactions may also trigger killing of a cell, often referred to as “effector function” of the antibody, via cytotoxic mechanisms depending on the cell type bearing the Fc receptor. In some therapeutic settings, mutations can be made to the Fc domain to weaken or entirely abrogate Fc receptor interactions. In creating the most efficacious therapeutic antibody, an appropriate Fc domain is often utilized to avoid or induce immune system activity that contributes to its broader mechanism of action. We believe that therapeutic antibodies can be significantly de-risked preclinically for specificity, toxicology, pharmacokinetics, and modulation of immune system activity, which is not generally true for small molecule drugs.

•
Pharmacokinetics and Dosing Frequency. As complex proteins, antibodies are metabolized and distributed differently than small molecules. Full length antibodies tend to exhibit serum half-lives of seven to 24 days in humans, leading to bi-weekly or monthly dosing as typical practice for therapeutic antibodies.
•
Potency and Dose Quantities. Antibodies are typically highly potent in binding affinity to their desired target, with binding dissociation constants in the low nanomolar to picomolar range. Hence, antibodies tend to be dosed at low amounts (less than one gram quantities per course of therapy).

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

We believe that our approach to antibody design allows us to effectively tailor antibodies to achieve a unique therapeutic benefit.

Collaborations

GSK Collaboration

In March 2014, we entered into a Collaboration and Exclusive License Agreement (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GSK (Tesaro and GSK are hereinafter referred to, collectively, as “GSK”). Currently, under the GSK Agreement, GSK is developing Jemperli (dostarlimab) as a monotherapy and in combination with additional therapies, for various solid tumor indications.

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

In May 2024, we entered into an amendment to the Jemperli Royalty Monetization Agreement, Amendment No. 1 (the “Jemperli Amendment”) under which we sold additional receivables to Sagard in exchange for $50.0 million. The Jemperli Amendment includes all Jemperli sales, including any product containing Jemperli, whether or not such product constitutes a combination product, and the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard under the

Jemperli Amendment is either $600.0 million if received by the end of March 31, 2031, or $675.0 million if received thereafter. Once either of these thresholds are met, the Jemperli Royalty Monetization Agreement and the Jemperli Amendment will expire, resulting in us regaining all subsequent Jemperli royalties and milestones. As of December 31, 2025, Sagard has accrued approximately $250.0 million in royalties and milestones. For more information, see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements.

The GSK Agreement, as amended, expires when no further payments are due to us, unless earlier terminated. Either party may terminate the GSK Agreement, as amended, in the event of an uncured material breach by the other party. GSK may terminate the GSK Agreement, as amended, at any time upon 90 days’ prior written notice to us.

Intellectual Property

Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for product candidates, novel biological discoveries, epitopes, new therapeutic approaches and potential indications, and other inventions that are important to our business. In total, our patent portfolio, including patents co-owned with GSK, patents licensed from Centessa Pharmaceuticals (UK) Ltd. (“Centessa”), and patents to certain antibody discovery technology consisted of approximately 96 issued patents and 120 pending patent applications as of December 31, 2025. The foregoing does not include certain patents and patent applications that are not material to our business and which we intend to let lapse.

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

The patent portfolios for our internal programs are outlined below:

Rosnilimab

As of December 31, 2025, we owned 33 patents and pending patent applications in various countries directed to the antibody sequence of rosnilimab and its variants, methods of use and related matters. We intend to prosecute our pending applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that have issued or that may issue from or claim priority to our pending applications could provide protection for aspects of this product candidate until June 2040.

ANB033

As of December 31, 2025, we owned 16 pending U.S. provisional patent application and one pending international (PCT) patent application directed to the antibody sequence of ANB033 and its variants, methods of use and related matters. We intend to prosecute these patent applications, file additional patent applications claiming priority to these patent applications, and pursue patent issuance, in key commercial markets where significant product sales may occur. Patents that may issue claiming priority to these patent applications could provide protection for aspects of this product candidate until September 2045.

ANB101

As of December 31, 2025, we owned rights to 17 pending patent applications in various countries directed to the antibody sequence of ANB101 and its variants, methods of use and related matters. We intend to prosecute the pending applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that may issue from or claim priority to the pending applications could provide protection for aspects of these product candidates until August 2040.

Dostarlimab (GSK4057190)

As of December 31, 2025, we owned or co-owned 26 patents and patent applications in various countries directed to the antibody sequence of GSK4057190 (dostarlimab), a PD-1 antagonist, and its variants, methods of use and related matters. We intend to prosecute our pending applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that have issued, or that may issue from or claim priority to our pending applications, could provide protection for aspects of this product until June 2038.

Imsidolimab

As of December 31, 2025, we owned 45 patents and patent applications in various countries directed to the antibody sequence of imsidolimab and its variants, methods of use and related matters. We intend to prosecute our pending applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that have issued, or that may issue from or claim priority to our pending applications could provide protection for aspects of this product candidate until May 2042.

License Agreement with Centessa

On November 24, 2023, we entered into an exclusive license agreement (as amended, the “Centessa Agreement”) with Centessa, pursuant to which we acquired the exclusive global development and commercialization rights to a blood dendritic cell antigen 2 (BDCA2) modulator antibody portfolio, including lead asset CBS004 (renamed ANB101) and the related family of antibodies, for the treatment of autoimmune and inflammatory diseases.

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

Under the terms of the Centessa Agreement, Centessa may be entitled to receive potential future payments of up to $10.0 million upon the achievement of a certain event-based milestone and would be entitled to receive on a product-by-product and country-by-country basis, a royalty of low single digits on annual net sales of any product in the territory in each calendar year until, on a product-by-product and country-by-country basis, the latest of: (a) expiration of the last-to-expire licensed patent covering such product in such country, (b) expiration of regulatory exclusivity for such product in such country and (c) ten years after the first commercial sale of such product in such country. We have not recognized a liability for the associated $10.0 million contingent consideration because, as of December 31, 2025, achievement of the milestone is not probable in the near term.

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

Manufacturing

We must manufacture our product candidates for clinical trial use in compliance with current good manufacturing practices (“cGMP”) regulations. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of materials, components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP requirements and global regulatory requirements before any product is approved and we can manufacture commercial products. Our third party manufacturers will be subject to periodic regulatory inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess compliance with applicable regulations.

Our internal manufacturing capabilities include non-cGMP antibody and reagent production using small scale quantities for characterization and in vitro and in vivo preclinical assessment of product candidates. We do not have and we do not currently plan to acquire or develop the facilities or capabilities to manufacture our product candidates for use in human clinical trials.

We rely on third party manufacturers to generate cGMP compliant cell lines and will rely on them to produce cGMP drug substance and drug product required for our clinical trials, and we expect to continue to rely on third parties to manufacture clinical trial drug supplies for the foreseeable future. We also contract with additional third parties for the testing, labeling, packaging, storage and distribution of investigational drug products. We have personnel with significant technical, manufacturing, analytical, quality, including cGMP regulations, and project management experience to oversee our third party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes. While our contract manufacturers have not yet produced commercially-approved cGMP batches of our product candidates, they have previously manufactured products for other companies in compliance with cGMP regulations and have been previously inspected by regulatory authorities for compliance with cGMP standards.

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

For rosnilimab, our competitors include non-depleting PD-1 agonist antibodies GS-0151, (Gilead) in Phase 1b development for the treatment of rheumatoid arthritis, and S-4321 (Seismic Therapeutics) in Phase 1 development. Our commercial-stage competitors in moderate-to-severe rheumatoid arthritis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie), IL-6 (Actemra; Roche and Kevzara; Regeneron), CD-80/86 (Orencia; BMS), CD-20 (Rituxan; Roche), and janus kinase inhibitors (Rinvoq; AbbVie, Olumiant; Eli Lilly, and Xeljanz; Pfizer).

For our anti-CD122 antagonist antibody program, our clinical competitors include an anti-CD122 antagonist antibody, FB-102 (Forte Bioscience) in Phase 2a development for the treatment of CeD, Phase 1b development for the treatment of vitiligo, and Phase 1b development for the treatment of alopecia areata, and two anti-IL-15 monoclonal antibodies, GIA632 (Novartis) in Phase 2a development for atopic dermatitis and with proof-of-concept, Phase 1b data for the treatment of CeD and EoE, and TEV-53408 (Teva), in Phase 2 development for the treatment of CeD and vitiligo. To date, there are no FDA-approved therapies for the treatment of celiac disease and only one FDA-approved biologic, Dupixent, for the treatment of EoE.

For our anti-BDCA2 program, our competitors include another anti-BDCA2 antibody, litifilimab (Biogen) in Phase 3 development for SLE and CLE, and a bispecific fusion protein targeting BDCA2 and BAFF/APRIL, DNTH212 (Dianthus Therapeutics) in Phase 1 development, and an anti-ILT7 antibody, daxdilimab (Amgen) in Phase 2 development.

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

The FDA may also refer applications for novel biologic products, or biologic products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the biologic product is manufactured. The FDA will not approve the product unless compliance with cGMP regulations is satisfactory and the BLA contains data that provide substantial evidence that the biologic is safe, pure, potent and effective in the indication studied.

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

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that the drug covered by the patent for which a patent extension is being sought is likely to be approved. Interim patent extensions are not available for a drug or biologic for which an NDA or BLA has not been submitted.

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

Adverse event reporting and submission of periodic reports are required following FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, biological product manufacture, packaging, and labeling procedures must continue to conform to cGMP regulations after approval. Biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMP regulations. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMP regulations. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. In addition, biological product manufacturers in the U.S. must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities and have procedures in place to identify and properly handle suspect and illegitimate products.

Other U.S. health care laws and compliance requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the CMS, other divisions of the HHS (such as the Office of Inspector General), the U.S. Department of Justice (“DOJ”), and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, anti-kickback statutes, false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act (“HIPAA”), and similar state laws, each as amended, as applicable.

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

Additionally, the intent standard under the Anti-Kickback Statute was amended by the ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below).

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

Coverage, pricing and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third- party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third party payors include federal and state health care programs, private managed care providers, health insurers and other organizations. The process for determining whether a third party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Further, reductions in health insurance and other healthcare funding as a result of the OBBBA may exacerbate the cost-consciousness of third-party payors and their willingness to provide coverage for newly developed products such as ours. As a result, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

Healthcare reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Healthcare reform initiatives include the enactment of the Inflation Reduction Act (“IRA”), which, among other things, allows the HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least seven years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the 10 Medicare Part D drugs and biologics that it selected for negotiations, and by October 1, 2023, each manufacturer of the selected drugs signed a manufacturer agreement to participate in the negotiations. HHS announced the negotiated maximum fair prices on August 15, 2024, and this price cap, which cannot exceed a statutory ceiling price, came into effect on January 1, 2026. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation and in November 2024, CMS finalized regulations pertaining to these inflation rebates. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. Further, in July 2025, the OBBBA was signed into law, and restored immediate deductibility of domestic research and development expenditures, while foreign expenditures will continue to be capitalized and amortized over fifteen years. The OBBBA is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrows access to ACA marketplace exchange enrollment and declined to extend the enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces, which expired in 2025. Additionally, in June 2024, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. This decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented in the future.

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

Employees and Human Capital Resources

As of January 31, 2026, we had 104 employees. Of these employees, 72 were primarily engaged in research and development activities and 33 held a doctorate degree such as an M.D., Ph.D., or PharmD. None of our employees are represented by a labor union or covered by collective bargaining agreements. We have never experienced a work stoppage and believe that we have good employee relations.

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

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the SEC. Our filings with the SEC are available free of charge on the SEC’s website at www.sec.gov and on our website under the “Investors” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

•
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
•
Our ongoing and planned clinical trials or those of our collaborators may reveal significant adverse events, toxicities or other side effects and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
•
We and/or our collaborators may be unable to obtain, or may be delayed in obtaining, required regulatory approvals in the United States or in foreign jurisdictions, which would materially impair our ability to commercialize and generate revenue from our product candidates.
•
Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements.
•
We may not be successful in our efforts to expand our pipeline of product candidates and develop marketable products.
•
We are assessing advancement to Phase 3 of clinical development of rosnilimab for RA, and have no history of commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.
•
We face significant competition, and if our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.
•
Our product candidates may not achieve adequate market acceptance among physicians, patients, health care payors and others in the medical community necessary for commercial success.
•
We currently have no marketing and sales force. If we are unable to establish effective sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates, we may not be able to effectively sell or market our product candidates, if approved, or generate product revenue.
•
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
•
Political, economic or public health events may have a material impact on the U.S. and global economies and could have a material adverse impact on our employees, contractors and patients, which could adversely and materially impact our business, financial condition and results of operations.
•
We have limited operating revenue and a history of operational losses and may not achieve or sustain profitability.
•
We have no products approved for commercial sale, and to date we have not generated any revenue or profit from sales of our product candidates.

•
We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates.
•
The proposed separation of our business into two independent, publicly traded companies is subject to various risks and uncertainties and may not be completed on the terms or timeline currently contemplated, if at all.
•
Our existing collaboration with GSK and other collaborations are important to our business, and other future collaborations may also be important to us. If we are unable to maintain the GSK collaboration, or if this collaboration is not successful, our business could be adversely affected.
•
We may not succeed in establishing and maintaining additional development and commercialization collaborations, which could adversely affect our ability to develop and commercialize product candidates.
•
If we are unable to obtain or protect intellectual property rights in the U.S. and throughout the world, we may not be able to compete effectively in our market.
•
We must attract and retain highly skilled employees in order to succeed.
•
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

Furthermore, we may conduct clinical trials of a product candidate in multiple indications based on assumptions about the product candidate’s mechanism of action. However, it is possible that our assumptions regarding the effectiveness of a product candidate’s mechanism of action may be incorrect and that the product candidate may be ineffective in certain diseases or disorders. If this were the case, then the results from any clinical trials of a product candidate that we conduct are less likely to be positive. For example, even though we showed positive data for rosnilimab in our Phase 2b clinical trial in rheumatoid arthritis, data from rosnilimab’s Phase 2 clinical trial in ulcerative colitis was not positive.

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
•
establishing commercial manufacturing capabilities and/or making arrangements with third party manufacturers;

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
•
non-clinical or clinical sites becoming unavailable due to political, economic, or public health events;
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
•
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

Any regulatory approvals that we or our collaborators may receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a risk evaluation and mitigation strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP regulations and good clinical practices for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we, our collaborators or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us or our collaborators, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and foreign regulatory requirements may, either before or after product approval, if any, subject our company or our collaborators to administrative or judicially imposed sanctions, including:

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

Because we have limited financial and managerial resources, our business depends on our successful development and commercialization of the limited number of internal product candidates we have in preclinical and clinical development. Even if we are successful in continuing to build our pipeline, development of the potential product candidates that we identify will require substantial investment in additional clinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, building a commercial organization, and significant marketing efforts before we generate any revenue from product sales. Furthermore, such product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we cannot successfully develop, partner and/or commercialize product candidates, we may not be able to obtain product or partnership revenue in future periods, which would adversely affect our business, prospects, financial condition and results of operations.

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

We are assessing advancement to Phase 3 of clinical development of rosnilimab in RA, and have no history of commercializing biotechnology products, which may make it difficult to evaluate the prospects for our future viability.

Our operations to date have been largely limited to financing and staffing our company and developing our wholly owned product candidates and other product candidates in partnerships with our collaborators. As a company, we have only very limited experience conducting pivotal Phase 3 clinical trials and have not had previous experience commercializing product candidates, including submitting a BLA to the FDA. In part because of this lack of experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized. Clinical trials and commercializing our wholly owned product candidates will require significant additional financial and management resources, and reliance on third party clinical investigators, CROs, consultants or collaborators. Relying on third party clinical investigators, third party manufacturing, CROs or collaborators may result in delays that are outside of our control.

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

•
poor effectiveness of our product candidates during clinical trials;
•
unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•
failure of our third party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•
serious and unexpected, or otherwise unacceptable, drug-related side effects experienced by participants in our planned clinical trials or by individuals using drugs similar to our product candidates;
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

Further, as a clinical-stage business, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

For rosnilimab, our competitors include non-depleting PD-1 agonist antibodies GS-0151, (Gilead) in Phase 1b development for the treatment of rheumatoid arthritis, and S-4321 (Seismic Therapeutics) in Phase 1 development. Our commercial-stage competitors in moderate-to-severe rheumatoid arthritis include monoclonal antibodies targeting anti-TNF (Humira; Abbvie), IL-6 (Actemra; Roche and Kevzara; Regeneron), CD-80/86 (Orencia; BMS), CD-20 (Rituxan; Roche), and janus kinase inhibitors (Rinvoq; AbbVie, Olumiant; Eli Lilly, and Xeljanz; Pfizer).

For our anti-CD122 antagonist antibody program, our clinical competitors include an anti-CD122 antagonist antibody, FB-102 (Forte Bioscience) in Phase 2a development for the treatment of CeD, Phase 1b development for the treatment of vitiligo, and Phase 1b development for the treatment of alopecia areata, and two anti-IL-15 monoclonal antibodies, GIA632 (Novartis) in Phase 2a development for atopic dermatitis and with proof-of-concept, Phase 1b data for the treatment of CeD and EoE, and TEV-53408 (Teva), in Phase 2 development for the treatment of CeD and vitiligo. To date, there are no FDA-approved therapies for the treatment of celiac disease and only one FDA-approved biologic, Dupixent, for the treatment of EoE.

For our anti-BDCA2 program, our competitors include another anti-BDCA2 antibody, litifilimab (Biogen) in Phase 3 development for SLE and CLE, and a bispecific fusion protein targeting BDCA2 and BAFF/APRIL, DNTH212 (Dianthus Therapeutics) in Phase 1 development, and an anti-ILT7 antibody, daxdilimab (Amgen) in Phase 2 development.

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
•
restrictions on the use of our products, if approved, such as boxed warnings or contraindications in labeling or REMS, if any, which may not be required of alternative treatments and competitor products;
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

We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. In order to commercialize any product candidates, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we may decide to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming and will require significant attention of our management team to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market. With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

The process of manufacturing biologics is complex, highly regulated and subject to multiple risks, and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply or supply chain disruptions. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. We rely, and expect to continue to rely, on third parties, including manufacturers based in China, for the manufacture of our product candidates and future product candidates. We and our contract manufacturers must comply with cGMP regulations for the manufacturing of biologics used in clinical trials and, if approved, marketed products. Moreover, if the FDA determines that our manufacturer is not in compliance with FDA laws and regulations, including cGMP regulations, the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance.

Furthermore, all of our therapeutic antibodies are manufactured by starting with cells which are stored in a cell bank. We have one master cell bank for each antibody manufactured in accordance with cGMP regulations and create working cell banks to support cGMP manufacturing, and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks.

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

We obtain certain drug intermediates of our drug candidate supply from countries affected by macroeconomic events and conditions, including inflation, interest rate fluctuations, uncertainty with respect to the federal budget and debt ceiling and existing or potential government shutdowns related thereto, increasing financial market volatility and uncertainty, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials, production processes, and ability to conduct clinical trials. If we are unable to obtain certain drug intermediates of our drug candidate supply in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

We are subject to risks associated with foreign trade policy, including recent tariffs imposed or proposed by the United States on its trading partners, as well as retaliatory actions that have or may be imposed by other countries in response. The recent U.S. tariffs and other trade restrictions against trading partners and specific sectors of the global economy may have an adverse effect on our business and financial condition. The United States has imposed many country-specific tariffs at a rate higher than the 10% global baseline on all foreign countries and continues to impose increased tariffs on China in particular. At this time, the impact of the recently imposed and proposed tariff actions with respect to our operations remains uncertain given ongoing bilateral negotiations between the United States and trading partners, changes in U.S. policy, and an ongoing Section 232 investigation by the U.S. Department of Commerce, which may result in the imposition of an additional tariff rate on U.S. imports of pharmaceuticals and pharmaceutical ingredients. Our products involve pharmaceutical ingredients that are partially sourced from outside of the United States, including China, the cost of which may increase due to additional tariff rates. Higher material costs may negatively impact our gross margins and operating results and our ability to be competitive in the global market.

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

Since our inception, we have incurred significant operating losses in every year except fiscal year 2014. For the year ended December 31, 2025, our collaboration revenue was $234.6 million and our net loss was $13.2 million. As of December 31, 2025, we had an accumulated deficit of $772.6 million.

We have financed our operations primarily through our initial public offering of common stock in January 2017, our follow-on public offerings of common stock in October 2017, September 2018, and August 2024, and royalty monetization transactions such as the Royalty Monetization Agreements. We have devoted substantially all of our efforts to research and development. Rosnilimab has completed a Phase 2b clinical trial, and we expect that it will be several years, if ever, before any of our active product candidates are ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. Our revenue has been historically derived from amortization of upfront payments, research and development funding, and milestone and royalty payments under collaboration and license agreements with our collaborators. Our ability to generate future product revenue from our current or future product candidates depends on a number of additional factors, including our ability (or as applicable our collaborators’ ability) to:

•
continue research and preclinical development of our product candidates;
•
identify additional product candidates;
•
maintain existing and enter into new collaboration agreements;
•
conduct additional preclinical studies and initiate clinical trials for our product candidates;
•
obtain approvals for the product candidates that we develop or are developed under our collaboration arrangements;
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
•
establish and maintain supply and manufacturing relationships with third parties and ensure adequate and legally compliant manufacturing of our product candidates;
•
obtain coverage and adequate product reimbursement from third party payors, including government payors;
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
•
the commercial success or failure of products sold by our collaborators, such as Jemperli by GSK, and the timing thereof;
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

On September 29, 2025, we announced the intent to separate our business into two independent, publicly traded companies, referred to as “Royalty Management Co” and as “Biopharma Co.” Following the separation, Royalty Management Co is expected to hold and continue to manage the rights to our Jemperli royalties from GSK and imsidolimab milestones and royalties from Vanda, with a focus on protecting and returning value of the royalties to its shareholders. Biopharma Co is expected to be a clinical-stage biotechnology company focused on the development and potential commercialization of innovative therapeutics for autoimmune and inflammatory diseases, including rosnilimab, ANB033 and ANB101.

We expect the proposed separation to be completed in the second quarter of 2026, subject to the satisfaction of certain conditions. Unexpected developments, including adverse market conditions or delays or difficulties effecting the proposed separation, could delay, prevent or otherwise adversely impact the anticipated benefits from the proposed separation. Consummation of the proposed separation also will require final approval from our Board of Directors. We may not complete the proposed separation on the terms or on the timeline that we announced, or may, for any or no reason and at any time until the proposed separation is complete, abandon the separation or modify or change its terms. Any of the foregoing may result in not achieving the operational, financial, strategic and other benefits we anticipate, and in each case, our business, results of operations and financial condition could be adversely affected.

We will incur significant expenses in connection with the proposed separation, and such costs and expenses may be greater than we anticipate. In addition, completion of the proposed separation will require a significant amount of management time and effort, which may disrupt our business or otherwise divert management’s attention from other aspects of our business, including strategic initiatives, discovery, development and commercialization efforts and relationships with our partners and other third parties. If the proposed separation is completed, we anticipate management’s time and attention will be allocated between the two public-traded companies, which may result in operational disruptions and harm to either or both businesses. Any of the foregoing could adversely affect our business, results of operations and financial condition.

The proposed separation may not achieve some or all of the anticipated benefits.

Even if the proposed separation is completed, the anticipated operational, financial, strategic and other benefits of the separation may not be achieved. The combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred. The combined value of the common stock of the two companies could be lower than anticipated for a variety of reasons, including the failure of either company to operate and compete effectively as an independent, publicly-traded company. The common stock price of each company may experience periods of extreme volatility. In addition, the two independent companies will be smaller and less diversified, with a narrower business focus, and may be more vulnerable to changing market conditions. The completion of the proposed separation may also present a number of significant risks to our operations and internal processes, including the allocation of management’s time and attention between the two companies and the failure to maintain an adequate control environment due to changes to our infrastructure technology systems and financial reporting processes.

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

In addition, any dispute or litigation proceedings with our collaborators could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense. For example, we are currently party to litigation regarding our collaboration agreement with GSK and Tesaro. On November 20, 2025, we filed a Verified Complaint in Delaware Chancery Court, requesting a court declaration that Tesaro has materially breached the

Collaboration Agreement and that GSK, Tesaro’s corporate parent, has tortiously interfered with the Collaboration Agreement. We have requested that the court declare that we are entitled to all rights and remedies under the Collaboration Agreement. See Item 3. Legal Proceedings for additional information. While this litigation is pending, the ownership of related intellectual property rights may be uncertain, and management is spending significant time and resources. Tesaro and its affiliate Tesaro Development, Ltd. separately filed suit against AnaptysBio the same day, requesting a declaration that they have not materially breached and that AnaptysBio has materially breached its duties. If the litigations were to result in a negative outcome for us, it may have a materially negative impact on our rights under the Collaboration Agreement and our financial position going forward.

Previously, in October 2020, we settled a matter with Tesaro and GSK related to an alleged breach of our collaboration agreement in connection with GSK’s development of a drug not covered by the agreement. There can be no assurance that we will not encounter such issues under our collaborations with GSK or other parties in the future.

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

In addition, other legislative changes have been proposed and adopted in the United States federal and state levels to reduce healthcare expenditures. For example, several healthcare reform initiatives culminated in the enactment of the IRA, in August 2022, which allows, among other things, the HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this only applies to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the law eliminated the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. Further, in July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, and restored immediate deductibility of domestic research and development expenditures, while foreign expenditures will continue to be capitalized and amortized over fifteen years. Further, the OBBBA is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrows access to ACA marketplace exchange enrollment and declined to extend the enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces which expired in 2025.

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
•
HIPAA imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any health care benefit program or making false statements relating to health care matters;
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

We process a quantity of sensitive, confidential and/or regulated information, including confidential business and patient health information in connection with our clinical trials, and are subject to U.S. and international laws and regulations governing the privacy and security of such information. Each of these laws is subject to varying interpretations and constantly evolving. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure, processing and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. In the EU and United Kingdom (“UK”), their respective General Data Protection Regulations (collectively, “GDPR”), which apply extraterritorially, impose several strict requirements for controllers and processors of personal information. These include higher standards for obtaining consent from individuals to process their personal information, increased requirements pertaining to the processing of special categories of personal information (such as health information) and pseudonymized (i.e., key-coded) data, and heightened transfer requirements of personal information from the European Economic Area/UK/Switzerland to countries not deemed to have adequate data protections laws (including the United States). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (approximately $22.6 million) or four percent of the annual global revenues of the noncompliant company, whichever is greater.

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

The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaborators’ patent rights are highly uncertain. Our and our licensors’, licensees’ or collaborators’ pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or collaborators to narrow the scope of the claims of our or our licensors’, licensees’ or collaborators’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. In the past, we have not always been able to obtain the full scope of patent protection we have initially sought in our patent applications, and as described above and as is typical for most biotechnology patent prosecution, we have been required to narrow or eliminate patent claims as part of the patent prosecution process. Recent case law has increased uncertainty regarding the validity and enforceability of patents that contain broad antibody claims, including claims drafted in functional or genus form, even where examples are provided. As a result, patent claims that we or our licensors, licensees or collaborators obtain now or in the future could be narrowed during prosecution, or later held invalid or unenforceable. The ability to obtain and maintain meaningful patent protection for our and our licensors’, licensees’ or collaborators’ antibodies may depend on accurate and complete disclosure of technical characterizations of such antibodies, including biological sequence information. Any errors, omissions, inconsistencies, or later-developed scientific understanding that affects how such antibodies are characterized (including sequence information, epitope mapping, competition data, binding assays, or structure-function relationships) could impair our or our licensors’, licensees’ or collaborators’ ability to obtain, maintain, or enforce patents, could provide a basis for third-party challenges, or could necessitate claim narrowing. In addition, some patent applications that we or our licensors, licensees or collaborators have filed have not resulted, or may file in the future, might not result in issued patents because we or our licensors have abandoned, or may choose to abandon, those patent applications as changes in business and/or legal strategies dictated or may dictate.

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

Furthermore, the European patent litigation landscape has changed with the advent of the Unified Patent Court (“UPC”), which may allow third parties to seek, or may allow us to obtain, certain forms of relief with pan-European effect. This could increase the risk that a single adverse decision could significantly narrow, invalidate, or render unenforceable one or more of our or our licensors’, licensees or collaborators’ European patents across multiple jurisdictions, or that we could be subject to injunctive relief affecting multiple markets, if subjected to the jurisdiction of the UPC.

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

Moreover, future and recent past changes in the patent laws in the U.S. and abroad could impact or could increase the uncertainties and costs surrounding the prosecution of our and our licensors’, licensees’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’, licensees’ or collaborators’ issued patents, which could have an impact on our business and financial conditions. For example, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit rendered decisions in several patent cases such as Association for Molecular Pathology v. Myriad Genetics, Inc., BRCA1- & BRCA2-Based Hereditary Cancer Test Patent Litig., Mayo Collaborative Services v. Prometheus Laboratories, Inc., Alice Corporation Pty. Ltd. v. CLS Bank International, and Amgen v. Sanofi either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’, licensees’ or collaborators’ ability to obtain patents in the future, these type of changes in the patent laws have created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors’, licensees’ or collaborators’ ability to obtain new patents or to enforce existing patents and patents that we and our licensors, licensees or collaborators may obtain in the future.

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

Our commercial success depends upon our ability, and the ability of our licensors, licensees and collaborators, to develop, manufacture, market and sell our product candidates and use our and our licensors’, licensees’ or collaborators’ wholly owned technologies without infringing the proprietary rights of third parties. A third party may hold intellectual property, including patent rights that are important or necessary to the development of our products. As a result, we may enter into license agreements in the future with others in order to advance our existing or future research or allow commercialization of our existing or future product candidates. These licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. In addition, we entered into an exclusive license agreement with Centessa, which relates to our product candidate, ANB101, and is subject to certain obligations thereunder. If we fail to comply with the obligations under any such agreement, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.

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

Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for the effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened, and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced, possibly materially.

Risks Related to Managing Growth, Operations and Macroeconomic Conditions

We must attract and retain highly skilled employees in order to succeed.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. This is especially critical as we ramp up our hiring needs entering into later-stage product development of our product candidates. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our operating results and adversely affect our ability to successfully commercialize our product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, as well as our senior scientists. The loss of services of any of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. Further, any additional obligations of our senior management team that result in connection with the proposed separation of our business into two independent, publicly traded companies, may result in operational disruptions, and our business may be harmed as a result.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

•
purchases of our common stock by us pursuant to a stock repurchase program;
•
the proposed separation of our business into two independent, publicly traded companies;
•
changes in the structure of health care payment systems;
•
market conditions in the biotechnology sector; and
•
general economic uncertainty and capital markets disruptions, which have been substantially impacted by geopolitical instability, actual or perceived instability in the U.S. and global banking systems, uncertainty with respect to the U.S. federal budget, and fluctuating interest rates, tariffs and inflation.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted. We also have registered all shares of common stock that we may issue under our equity incentive plans or that are issuable upon exercise of outstanding options, or upon vesting of outstanding awards. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. In November 2024, we entered into an open market sales agreement with TD Securities (USA) LLC (“TD Cowen”), under which we may offer and sell shares of our common stock up to, an aggregate offering of $100.0 million through TD Cowen as our sales agent.

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

Provisions in our restated certificate of incorporation, restated bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

Our amended and restated certificate of incorporation, (“Restated Certificate”) and second amended and restated bylaws (“Restated Bylaws”) contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

•
establish a classified Board of Directors so that not all members of our Board of Directors are elected at one time;
•
permit only the Board of Directors to establish the number of directors and fill vacancies on the Board of Directors;
•
provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•
require super-majority voting to amend some provisions in our Restated Certificate and Restated Bylaws;
•
authorize the issuance of “blank check” preferred stock that our Board of Directors could use to implement a stockholder rights plan (also known as a “poison pill”);
•
eliminate the ability of our stockholders to call special meetings of stockholders;
•
prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•
prohibit cumulative voting; and
•
establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

Our Restated Certificate, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our Restated Certificate, or our Restated Bylaws; or any action asserting a claim that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, or the underwriters of any offering giving rise to such claims, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our Restated Certificate to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, results of operations and prospects.

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

We plan to use our current year operating losses to offset taxable income from any revenue generated from operations or corporate collaborations. To the extent we have taxable income in excess of current year operating losses, we plan to use our NOL carryforwards to offset income that would otherwise be taxable. As of December 31, 2025, we had federal NOLs of approximately $323.5 million. Of this, $38.6 million will expire beginning in 2031 through 2037, if not used to reduce income taxes payable in the future and $284.9 million carry forward indefinitely. We had state NOLs of approximately $69.8 million, which will expire beginning in 2028 through 2045. However, the benefits from the use of our NOL carryforwards may be limited under Section 382 of the Code, if we undergo an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We experienced ownership changes as defined by Section 382 of the Code during 2007, 2017 and 2021. As a result, as of December 31, 2025, there are $154.1 million of federal NOLs available to offset taxable income in future years without Section 382 limitation, while $169.4 million of federal NOLs are subject to annual limitations over future periods. State NOL and credit carryforwards may be similarly limited. Our use of federal and state NOLs could be further limited if we experience one or more ownership changes subsequent to December 31, 2025.

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

Risk Management and Strategy

The Company’s cybersecurity program is focused on the following key areas:

Governance: The Board of Directors’ oversight of cybersecurity risk management is supported by the Audit Committee of the Board of Directors (the “Audit Committee”), which regularly interacts with our Head of IT and our executive management team.

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

Governance

The Board of Directors, in coordination with the Audit Committee, oversees our risk management process. The Board of Directors and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On a quarterly basis, the Audit Committee discuss our approach to cybersecurity risk management with the Head of IT.

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

Item 3. Legal Proceedings

On November 20, 2025, we filed a Verified Complaint in Delaware Chancery Court, requesting a court declaration that TESARO, Inc. (“Tesaro”) has materially breached the parties’ Collaboration and Exclusive License Agreement (“Collaboration Agreement”) and that GSK, Tesaro’s corporate parent, has tortiously interfered with the Collaboration Agreement. We have requested that the court declare that we are entitled to all rights and remedies under the Collaboration Agreement.

While we had approached Tesaro to engage in good faith discussions to potentially resolve these claims, on November 20, 2025, Tesaro, without notice, initiated a lawsuit against us. Tesaro’s complaint includes a request for a declaration that it has not breached the Collaboration Agreement and for an injunction prohibiting AnaptysBio from terminating the Collaboration Agreement. Tesaro also alleges that AnaptysBio has materially breached the agreement, entitling Tesaro to exercise certain rights and remedies under the agreement. Tesaro’s claim for breach is predicated on an allegation that AnaptysBio improperly alleged that Tesaro had breached the Collaboration Agreement, which allegedly caused an anticipatory breach of contract. Through that claim, we believe that Tesaro seeks to improperly punish us for and restrain us from exercising our legal rights under the Collaboration Agreement in violation of Delaware’s anti-SLAPP statute. We believe that Tesaro’s claims are entirely without merit and have moved to dismiss the anticipatory breach claim.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Symbol and Holders

Our common stock has been listed on the Nasdaq Global Select market under the symbol “ANAB” since January 26, 2017. As of February 27, 2026, we had approximately seven holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

Dividend Policy

We have never declared or paid cash or stock dividends on our common stock. Following the proposed separation of our company into two separate, publicly traded companies, expected to occur in 2026 (and which would be completed through a stock dividend), our Board of Directors may make a determination to declare dividends on our common stock at some point in the future, depending on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

In November 2025, our Board of Directors approved a common stock repurchase program authorizing $100.0 million in repurchases, which supplemented the previous $75.0 million authorization approved in March 2025. During the year ended December 31, 2025, we purchased 3.4 million shares at a cost of $68.6 million under this program. At December 31, 2025, approximately $106.4 million remained available for future stock repurchases under the repurchase program. The stock repurchase program expires on March 31, 2026.

The following table contains information with respect to repurchases made by us during the three months ended December 31, 2025:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
October 1, 2025 - October 31, 2025	—	—	—	109,758
November 1, 2025 - November 30, 2025	100,015	$33.83	100,015	106,374
December 1, 2025 - December 31, 2025	—	$—	—	106,374
	100,015		100,015

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

Overview

We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics for autoimmune and inflammatory diseases. Our clinical-stage pipeline includes rosnilimab, a selective pathogenic T cell depleter, for which we completed a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”), ANB033, a CD122 antagonist, in a Phase 1b trial for celiac disease (“CeD”) and eosinophilic esophagitis (“EoE”), and ANB101, a BDCA2 modulator, in a Phase 1a trial. We also discovered and out-licensed, in financial collaborations, multiple therapeutic antibodies, including a PD-1 antagonist (Jemperli (dostarlimab-gxly) or “Jemperli”) to GSK and an IL-36R antagonist (imsidolimab) to Vanda Pharmaceuticals Inc. (“Vanda”). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK and license and transition services revenue from our collaboration with Vanda.

Intention to Separate Company

In September 2025, we announced that our board of directors (“Board of Directors”) approved plans to explore separating our business into two independent, publicly traded companies. One company is expected to hold and continue to manage the financial collaboration for Jemperli from GSK and for imsidolimab from Vanda, with a focus on protecting and returning value of the royalties to its shareholders. The other company is expected to be a clinical-stage biotechnology company focused on the development and potential commercialization of innovative therapeutics for autoimmune and inflammatory diseases, including rosnilimab, ANB033 and ANB101. Upon completion of the proposed separation, which we expect to complete in the second quarter of 2026, we intend to launch the clinical-stage biotechnology company with adequate capital to fund operations for at least twelve months after the date the proposed separation is completed. While the proposed separation is anticipated to be a taxable event, we are focused on minimizing overall corporate and shareholder-level taxes across the entire transaction. Completion of the proposed separation is subject to final approval by our Board of Directors and other customary conditions, including the effectiveness of a registration statement with the Securities and Exchange Commission (the “SEC”).

Our Wholly Owned Clinical-Stage Pipeline

Our antibodies are in development to treat inflammatory diseases. We believe these molecules have potential applicability across a broad range of autoimmune and inflammatory diseases, including in gastroenterology, rheumatology, dermatology, respiratory, and other therapeutic areas.

Rosnilimab

Rosnilimab is an IgG1 antibody that directly targets pathogenic T cells, such as activated Tph/Tfh and T effector cells, in the periphery or inflamed tissue. These T cells, when activated, proliferate and migrate, and secrete the inflammatory cytokines that are the drivers of autoimmune and inflammatory diseases. Rosnilimab is designed to selectively deplete pathogenic T cells in both inflamed tissue and the periphery while sparing non-pathogenic T cells, including naïve T cells, to preserve overall immune function and restore immune homeostasis. This drives specific immunological outcomes, such as a reduction in T cell proliferation, migration and cytokine secretion, and a reduction of plasma cell generation and autoantibody levels. We announced top-line data from a healthy volunteer Phase 1 trial of rosnilimab in November 2021 that supported advancement of rosnilimab into subsequent patient trials. A total of 144 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where single ascending dose (“SAD”) cohorts received subcutaneous (“SC”) or intravenous (“IV”) single doses of rosnilimab up to 600mg or placebo, while multiple ascending dose (“MAD”) cohorts received four weekly subcutaneous doses of rosnilimab ranging up to 400mg or placebo. Rosnilimab was generally well-tolerated and no dose-limiting toxicities were observed. Rosnilimab demonstrated a sustained systemic exposure and dose-proportionality with an estimated two-week half-life for subcutaneous and IV routes of administration.

In February 2025, we announced initial data, which was subsequently updated in June 2025, from rosnilimab’s randomized, placebo-controlled, global 424-patient, Phase 2b clinical trial for moderate-to-severe rheumatoid arthritis. Patients were randomized to receive either 100mg of subcutaneous rosnilimab every four weeks (Q4W), 400mg Q4W, 600mg every two weeks, or placebo.

During the three-month placebo-controlled period, the trial achieved its primary endpoint by observing the reduction of disease activity using the disease activity score, 28 joints (DAS-28) C-Reactive Protein (“CRP”) score, as well as ACR20 response (an accepted Phase 3 registrational endpoint), at Week 12 in all three doses of rosnilimab compared to placebo. Rosnilimab achieved its secondary endpoint by demonstrating statistical significance in at least one dose and numerical superiority at all doses, including once monthly administration, on ACR20, ACR50 and with respect to the clinical disease activity index (“CDAI”) low disease activity (“LDA”) score at Week 12. Specifically, at Week 12, ACR20 achieved statistical significance at 100 mg (p < 0.05), 400 mg (p < 0.01), and 600 mg (p < 0.001); ACR50 achieved statistical significance at 600 mg (p < 0.05); and CDAI LDA achieved statistical significance at 100 mg (p < 0.05) and 400 mg (p < 0.01).

Following completion of the Week 14 visit, 69% (or 220 of the 318) rosnilimab-treated patients who achieved CDAI LDA at this timepoint continued their assigned treatment through six months in a blinded, all-active treatment period. At six months, rosnilimab results demonstrated deepening of responses through six months on CDAI LDA, CDAI remission and ACR70 and independent of prior treatments, including anti-TNFα, anti-IL6R or JAK inhibitors. Importantly, this was particularly observed in b/tsDMARD-experienced patients for the 400mg Q4W and 600mg Q2W doses, showing a dose response relative to the 100mg Q4W dose. Furthermore, Week 28 clinical responses across multiple measures, including CDAI LDA, mean CDAI, mean DAS28-CRP and ACR50/70, were durable off-drug through at least three months after the last rosnilimab dose, results which we believe suggest the potential for extended dosing (e.g., Q8W/Q12W) after initial monthly dosing. Due to the trial design, max response rates for rosnilimab have not yet been observed as strict criteria at Week 14, which prevented additional patients with meaningful improvement from continuing treatment in the trial.

A table summarizing the results for primary and secondary endpoints follows:

Efficacy Measure	Placebo	Rosnilimab 100mg Q4W		Rosnilimab 400mg Q4W		Rosnilimab 600mg Q2W
	(N=106)	(N=106)		(N=107)		(N=105)
Primary Endpoint
DAS28-CRP at Week 12
(mean change from baseline)	-1.69	-2.06	**	-2.12	**	-2.06	**
Select Secondary Endpoint^ (% of participants)
ACR20 at Week 12^	52.8	68.9	*	70.1	**	75.2	***
ACR50 at Week 12^	33	44.3		36.4		46.7	*
Week 28	—	45.3		48.6		58.1
ACR70 at Week 12^	17.9	21.7		21.5		21.9
Week 28	—	40.6		36.4		44.8
CDAI ≤10 (LDA) at Week 12^	31.1	46.2	*	49.5	**	38.1
Week 28	—	52.8		54.2		62.9
Select Exploratory Endpoints (Mean Change from Baseline)
DAS28-CRP
Week 28	—	-2.51		-2.51		-2.57
hs-CRP
Week 12	-0.73	-9.67	***	-10.10	***	-7.60	**
Week 28	—	-7.23		-10.55		-5.98
Patient Global Assessment
Week 12	-25.4	-30.1		-30.5		-34.7	**
Week 28	—	-35.9		-38.4		-40.7
HAQ-DI (range 0-3)
Week 12	-0.56	-0.61		-0.59		-0.60
Week 28	—	-0.74		-0.75		-0.78
Pain VAS
Week 12	-29	-32.6		-35.3		-39.7	**
Week 28	—	-40		-44.5		-47.2

*p<0.05

**p<0.01

***p<0.001

Clinical outcomes were further substantiated by objective translational data. An approximately 50% reduction in the mean CRP from baseline, an objective measure of inflammation, was observed through Week 28 in rosnilimab patients who entered the all-active period. Additionally, translational blood and synovial biopsy biomarker data showed differentiated and consistent immunological impact with on-target pharmacological activity in rosnilimab patients that was not observed on placebo. In blood, rosnilimab demonstrated rapid, deep and sustained reductions of approximately 90% in pathogenic T cells (largely Tph, Tph and Teff cells), and an increase in total Tregs. Additionally, synovial biopsies of the most impacted joint taken at baseline and after six weeks showed a deep reduction of approximately 90% in pathogenic T cells (largely Tph cells) at the 400mg Q4W and 600mg Q2W doses, showing a dose response relative to the 100mg Q4W dose.

Consistent with prior rosnilimab studies, all rosnilimab doses through end-of-trial follow up at week 38 demonstrated no treatment-related serious adverse events (“SAEs”), malignancies, anaphylaxis or systemic hypersensitivity, and a low incidence of injection site reactions. Most adverse events (“AEs”) were mild to moderate in severity. Less than 2% of patients in the trial discontinued rosnilimab due to an AE, including only one patient after three months for a moderate headache treated with over-the-counter pain medication. Non-treatment related SAEs observed were consistent with known RA patient history and comorbidities.

ANB033

ANB033 is an antagonist of CD122, the common beta subunit shared by the IL-15 and IL-2 receptors. IL-15 and IL-2 signaling mediate the proliferation and survival of subsets of CD8+ and CD4 T+ cells, NK cells, as well as ILC2s. ANB033 is an antibody designed with an optimal epitope and affinity to CD122 that inhibits IL-15 and IL-2 signaling through both the intermediate affinity IL-2 receptor (comprised of CD122 and the common gamma subunit, CD132) and the high affinity IL-2 receptor (comprised of CD122, CD132 and the alpha receptor subunit for IL-2, CD25) expressed by activated CD4 Th1 and Th2 T cells as well as ILC2. Antagonizing CD122 has the potential to achieve and maintain remission of inflammation through the reduction of disease-causing cytolytic CD8 T cell subsets, including intraepithelial lymphocytes, NK cells and reducing inflammatory cytokine secretion by activated CD4+ Th1 and Th2 cells, as well as ILC2 cells.

We announced top-line data from a healthy volunteer Phase 1a trial of ANB033 in October 2025 that demonstrated no safety concerns at any dose and a rapid and sustained pharmacokinetic (“PK”) profile. A total of 80 subjects were enrolled in the randomized, double-blind, placebo-controlled healthy volunteer Phase 1 trial, where SAD cohorts received SC or IV single doses of ANB033 or placebo, while MAD cohorts received four weekly SC doses of ANB033. ANB033 was generally well-tolerated and no SAE discontinuations or dose-limiting toxicities were observed in the study. ANB033 demonstrated an estimated two-to-three week half-life and full receptor occupancy for SC and IV routes of administration. A dose response was observed on relevant PD biomarkers. We observed responsive effects with both IV and SC modes of administration, with a 70-75% reduction in CD122-expressing CD8 T cells, which did not result in a meaningful reduction in overall CD8 T cells. Additionally, treatment with ANB033 effectively eliminated all CD122-expressing NK cells, but the overall NK cell count remained above the levels needed to maintain immune competency as not all NK cells in humans express CD122. No overall reductions were observed on regulatory T cell counts in the peripheral blood.

We are conducting a randomized placebo-controlled 60-patient, global Phase 1b trial cohort of ANB033 in CeD. This trial will assess both a cohort of patients with baseline villus height to crypt depth (“Vh:Cd”) ratio greater than 2.0 in a gluten-challenge to assess prevention of further mucosal damage, as well as a cohort of patients with a Vh:Cd ratio less than 2.0, who will not be subjected to a gluten-challenge, to assess the ability to heal mucosal damage in symptom-controlled patients.  The two distinct cohorts will enroll 30 patients each, randomized 1:1 between one dose level of subcutaneously administered ANB033 dose and placebo. Key assessments include safety and tolerability, efficacy assessments including the change in Vh:Cd ratio, IEL counts, and PROs, such as the Celiac Disease Symptom Diary (“CDSD”), as well as PK and immunogenicity.

We are also conducting a randomized placebo-controlled 50-patient, global Phase 1b trial cohort of ANB033 in EoE. This trial will enroll adults who have histologic evidence of EoE with peak eosinophil count ≥15/hpf at the screening endoscopy and with symptomatic dysphagia. Key assessments include safety and tolerability, efficacy assessments including the Dysphagia Symptom Questionnaire (“DSQ”) and peak esophageal intraepithelial eosinophilic count (“eos/hpf”), as well as PK and immunogenicity.

ANB101

ANB101 is a blood dendritic cell antigen 2 (“BDCA2”) modulator antibody that targets plasmacytoid dendritic cells (“pDCs”) and inhibits interferon secretion and modulates antigen presentation for the treatment of autoimmune and inflammatory diseases. BDCA2 is a molecule specifically expressed on pDCs, a class of immune cells which, while found in relatively small numbers in healthy individuals, are enriched in patients with a variety of inflammatory diseases, that is critical to the regulation of toll-like receptor signaling and interferon secretion. pDCs are a key upstream node in the inflammatory cascade that serve as a bridge between innate and adaptive immunity. They have been shown to be prolific secretors of type I interferons, which drive activation of a variety of downstream cell types including T cells and monocytes. Together with their ability to present antigens to the adaptive immune system, this creates a pro-inflammatory environment for the establishment and perpetuation of autoimmune pathology. BDCA2 has been implicated in the pathophysiology of systemic lupus erythematosus (“SLE”), where there exists mechanistic clinical proof of concept for pDC modulation.

We initiated a Phase 1 clinical trial of ANB101 in healthy volunteers in March 2025 and the trial is ongoing. ANB101 preclinical data suggests it is a more potent antibody compared to litifilimab with a longer half-life that results in a deeper and more durable PD effect on pDC depletion.

Collaborative Programs

GSK Collaboration

Multiple company-discovered antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with GSK.

Under the GSK Agreement, a Biologics License Application (“BLA”) for our most advanced partnered program, which is a PD-1 antagonist antibody called Jemperli (dostarlimab), was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (“dMMREC”). In February 2023, the FDA granted full approval for this indication (from an accelerated approval). In addition, in April 2021, the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for Jemperli for use in women with mismatch repair deficient (“dMMR”)/microsatellite instability-high (“MSI-H”) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen. A second FDA approval was received in August 2021 for Jemperli in pan-deficient mismatch repair tumors (PdMMRT). In July 2023, the FDA approved Jemperli in combination with chemotherapy for the treatment of adult patients with dMMR MSI-H primary advanced or recurrent endometrial cancer. In December 2023, the EMA approved Jemperli plus chemotherapy for dMMR/MSI-H primary advanced or recurrent endometrial cancer. In August 2024, the FDA approved Jemperli plus chemotherapy for all adult patients with primary advanced or recurrent endometrial cancer. In January 2025, the EMA approved Jemperli plus chemotherapy for this same indication. In October 2025, GSK terminated the TIM-3 antagonist antibody development program under our existing collaboration, and all rights to the TIM-3 antagonist antibody will be reverted to us in the near future.

For the year ended December 31, 2025, GSK reported $1.1 billion in sales for Jemperli, a greater than 80% sales growth when compared to $598.0 million for the year ended December 31, 2024.

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

In December 2025, Vanda announced the submission of a BLA to the U.S. FDA for imsidolimab in GPP. The FDA accepted the BLA filing for imsidolimab in GPP in February 2026 with a target action date of December 12, 2026.

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

Financial Overview

As of December 31, 2025, we had an accumulated deficit of $772.6 million, primarily as a result of losses incurred since our inception in 2005. We expect to continue to incur net operating losses for at least the next several years as we advance our products through clinical development, seek regulatory approval, prepare for and, if approved, proceed to, commercialization, expand our operations and facilities and grow in new and existing markets, territories and industries.

For our discussion related to the results of our operations and liquidity and capital resources for fiscal year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Collaboration Revenue

We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through December 31, 2025, we have recognized $581.1 million in revenue from our collaborators.

Collaboration and Exclusive License Agreement with GSK

In March 2014, we entered into a Collaboration and Exclusive License Agreement (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GSK (Tesaro and GSK are hereinafter referred to, collectively, as “GSK”). Currently, under the GSK Agreement, GSK is developing Jemperli (dostarlimab) as a monotherapy and in combination with additional therapies, for various solid tumor indications.

For Jemperli, the remaining development program under the GSK Agreement, we are eligible to receive milestone payments if a European regulatory submission and approval in a second indication is achieved. On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “GSK Amendment No. 3”) was agreed to by both parties to permit GSK to conduct development and commercialization in combination with any third party molecules of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor (“Zejula”). Under GSK Amendment No. 3, we were granted increased royalties upon sales of Jemperli, equal to 8% of net sales (as defined in the GSK Agreement) below $1.0 billion, 12% of net sales between $1.0 billion and $1.5 billion, 20% of net sales between $1.5 billion and $2.5 billion and 25% of net sales above $2.5 billion. Unless earlier terminated by either party upon specified circumstances, the GSK Agreement will terminate, with respect to each specific developed product, upon the later of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent.

In October 2021, we signed a royalty monetization agreement (“Jemperli Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners, LP (“Sagard”). Under the terms of the Jemperli Royalty Monetization Agreement, we received $250.0 million in exchange for royalties and milestones payable to us under our GSK collaboration on annual global net sales of Jemperli.

In May 2024, we entered into an amendment to the Jemperli Royalty Monetization Agreement, Amendment No. 1 (the “Jemperli Amendment”) under which we sold additional receivables to Sagard in exchange for $50.0 million. The Jemperli Amendment includes all Jemperli sales, including any product containing Jemperli, whether or not such product constitutes a combination product, and the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Amendment is either $600.0 million if received by the end of March 31, 2031, or $675.0 million if received thereafter. Once either of these thresholds are met, the Jemperli Royalty Monetization Agreement and the Jemperli Amendment will expire, resulting in us regaining all subsequent Jemperli royalties and milestones. As of December 31, 2025, Sagard has accrued approximately $250.0 million in royalties and milestones. For more information see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The GSK Agreement, as amended, expires when no further payments are due to us, unless earlier terminated. Either party may terminate the GSK Agreement, as amended, in the event of an uncured material breach by the other party. GSK may terminate the GSK Agreement, as amended, at any time upon 90 days’ prior written notice to us.

Milestones under the GSK Agreement are as follows:

PD-1 (Jemperli/Dostarlimab)
Milestone Event	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15
IND clearance from the FDA	$4.0M	Q1'16
Phase 2 clinical trial initiation	$3.0M	Q2'17
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19
Filing of the first BLA(1) - first indication	$10.0M	Q1'20
Filing of the first MAA(2) - first indication	$5.0M	Q1'20
Filing of the first BLA - second indication	$10.0M	Q1'21
First BLA approval - first indication	$20.0M	Q2'21
First MAA approval - first indication	$10.0M	Q2'21
First BLA approval - second indication	$20.0M	Q3'21
Filing of the first MAA - second indication(3)	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—
First commercial sales milestone(3)	$15.0M	Q3'24
Second commercial sales milestone(3)	$25.0M	Q4'24
Third commercial sales milestone(3)	$50.0M	Q3'25
Fourth commercial sales milestone(4)	$75.0M	Q4'25

Milestones recognized through December 31, 2025	$258.0M	—
Milestones that may be recognized in the future	$15.0M	—

(1)
Biologics License Application (“BLA”)
(2)
Marketing Authorization Application (“MAA”)
(3)
For Jemperli, the filing and approval of the first MAA for a second indication and first three commercial sales milestones are included as part of the royalty monetization agreement with Sagard. For more information, see Note 5.
(4)
For Jemperli, we retained the rights to a $75.0 million sales milestone when Jemperli annual net sales exceeded $1 billion. We received the cash milestone payment in December 2025.

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

We are currently party to litigation with GSK with respect to the GSK Agreement. See Item 3. “Legal Proceedings” for additional information.

Research and Development Expense

Research and development expenses consist of costs associated with our research and development activities, preclinical and clinical development of our programs, and manufacturing. Our research and development expenses include:

•
External research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”), consultants, members of our scientific and therapeutic advisory boards, and contract manufacturing organizations (“CMOs”);
•
Employee-related expenses, including salaries, benefits, travel, and stock-based compensation;

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

We are conducting research and development activities primarily on inflammation programs. We have a research and development team that conducts antibody characterization, translational studies, IND-enabling preclinical studies, and clinical development. We conduct some of our preclinical activities internally and plan to rely on third parties, such as CROs and CMOs, for the execution of certain of our research and development activities, such as in vivo toxicology and pharmacology studies, drug product manufacturing, and clinical trials.

We expect our research and development expenses to be consistent for the foreseeable future as we continue to advance our product candidates.

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

Net Operating Loss and Research and Development Tax Credit Carryforwards

Since inception, we have accumulated net operating losses (“NOLs”) in all years except December 31, 2024, 2022, 2015 and 2014, in which we generated taxable income primarily attributable to our collaboration agreement with GSK, our Zejula Royalty Monetization Agreement in 2022, and the requirement to capitalize and amortize R&D expenditures for tax purposes in 2022 and 2024. While we utilized NOLs in 2024, 2022, 2015 and 2014, we continue to incur losses and therefore continue to have a valuation allowance against our net deferred tax assets due to the uncertainty of the realization of such assets.

As of December 31, 2025, we had federal and state NOL carryforwards of $323.5 million and $69.8 million, respectively. The federal and state NOLs generated prior to 2018 will begin to expire in 2031 and 2028, respectively, unless previously utilized. The federal NOL includes $284.9 million of net operating losses generated in 2018 and after. Federal net operating losses generated in 2018 and after carryover indefinitely and may generally be used to offset up to 80% of future taxable income. As of December 31, 2025, we had federal and state research tax credit carryforwards of approximately $24.0 million and $21.1 million, respectively. The federal research tax credit carryforwards will begin to expire in 2041 and the state research tax credits will begin to expire in 2039.

We experienced ownership changes as defined by Section 382 of the Code during 2007, 2017 and 2021. As a result, as of December 31, 2025, there are $154.1 million of federal NOLs available to offset taxable income in future years without Section 382 limitation, while $169.4 million of federal NOLs are subject to annual limitations over future periods. State NOL and credit carryforwards may be similarly limited.

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

Revenue Recognition

Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 606, which utilizes five basic steps to determine whether revenue can be recognized and to what extent: (i) identify the contract with a customer; (ii) identify the performance obligation; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) determine the recognition period.

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

We recognize consideration allocated to a performance obligation as the performance obligation is satisfied, and the determination as to whether consideration is recognized over time or at a point in time is made upon contract inception. For our collaboration agreements, this is generally over the period in which research and development services have been performed. There were no new agreements with performance obligations entered into during the year ended December 31, 2025.

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

Results of Operations

Collaboration Revenue

Collaboration revenue was $234.6 million for the year ended December 31, 2025, compared to $91.3 million for the year ended December 31, 2024. A comparison of collaboration revenue is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	Increase
GSK Milestone Revenue	$75,000	$—	$75,000
GSK Milestone Revenue (non-cash)	50,000	40,000	10,000
GSK Royalty Revenue - Jemperli (non-cash)	95,945	47,381	48,564
GSK Royalty Revenue - Zejula (non-cash)	3,917	3,899	18
Vanda License and Transition Services Revenue	9,741	—	9,741
Total collaboration revenue	$234,603	$91,280	$143,323

Collaboration revenue during the year ended December 31, 2025 increased $143.3 million compared to the year ended December 31, 2024 due to an increase of $85.0 million in Jemperli sales milestones, $48.6 million increase in Jemperli and Zejula royalty revenue and $9.7 million increase in Vanda license and transition services revenue.

We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones and royalties from our existing collaborations.

Research and Development Expenses

Research and development expenses were $136.0 million during the year ended December 31, 2025 compared to $163.8 million during the year ended December 31, 2024, for a decrease of $27.8 million. The decrease is primarily attributable to a $21.6 million decrease in clinical expenses and a decrease of $12.0 million in outside services for manufacturing expenses, offset by a $5.5 million increase in salaries and related costs, including a $2.3 million increase in stock compensation expense and a decrease of $0.6 million in recruiting costs, and a $0.9 million increase in other research and development expenses.

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

	Year Ended December 31,
(in thousands)	2025	2024	Increase/(Decrease)
External Costs
Rosnilimab	$42,744	$53,422	$(10,678)
ANB033	20,427	12,460	7,967
ANB101	8,138	3,367	4,771
ANB032	48	26,084	(26,036)
Imsidolimab	(2,273)	8,284	(10,557)
Preclinical and other unallocated costs	16,093	14,350	1,743
Total External Costs	$85,177	$117,967	$(32,790)
Internal Costs
Salaries and wages	33,658	30,424	3,234
Stock compensation	17,135	14,823	2,312
Other internal costs	—	626	(626)
Total Internal Costs	50,793	45,873	4,920
Total Costs	$135,970	$163,840	$(27,870)

General and Administrative Expenses

General and administrative expenses were $50.7 million during the year ended December 31, 2025 compared to $42.4 million during the year ended December 31, 2024, for an increase of approximately $8.3 million. The increase is primarily due to a $5.2 million increase in legal expenses due to the GSK lawsuit and activity related to the separation of the business, a $2.5 million increase in transaction costs related to our Vanda License Agreement, a $1.0 million increase in personnel costs, and a $0.8 million net increase in other general and administrative expenses, offset by a $0.9 million decrease in market research costs and a $0.3 million decrease in stock compensation expense.

We expect that our general and administrative expenses may increase for the foreseeable future as we incur costs associated with stock compensation expense, legal, auditing and filing fees, additional insurance premiums, investor relations expenses and general compliance and consulting expenses.

Non-Cash Interest Expense for the Sale of Future Royalties

Interest expense was $79.9 million during the year ended December 31, 2025 compared to $50.1 million during the year ended December 31, 2024. The increase of $29.8 million in non-cash interest expense is primarily due to an increase in the GSK Jemperli sales which changed the expected timing for Sagard to be paid per the Jemperli Royalty Monetization Agreement.

Interest Income

Interest income was $13.5 million during the year ended December 31, 2025 compared to $19.8 million during the year ended December 31, 2024. The decrease of $6.3 million in interest income was primarily related to our short-term and long-term investments. The decrease in interest income is primarily due to the decrease in investment balances, as well as the timing of sales, maturities and purchases of our investments.

Liquidity and Capital Resources

From our inception through December 31, 2025, we have received an aggregate of $1.4 billion to fund our operations, which included $752.4 million from the sale of equity securities, $335.0 million from the sale of future royalties, $324.2 million from our collaboration agreements and $19.1 million from venture debt. As of December 31, 2025, we had $311.6 million in cash, cash equivalents and investments.

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

In November 2024, we entered into an open market sales agreement with TD Securities (USA) LLC (“TD Cowen”), under which we may offer and sell shares of our common stock up to, an aggregate offering of $100.0 million through TD Cowen as our sales agent. As of December 31, 2025, we had sold no shares under this agreement.

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

Cash, cash equivalents and investments totaled $311.6 million as of December 31, 2025, compared to $420.8 million as of December 31, 2024. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next twelve months from the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$19,697	$(135,337)
Investing activities	228,032	95,398
Financing activities	(132,613)	127,054
Net increase in cash and cash equivalents	$115,116	$87,115

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2025 was $19.7 million, primarily due to our net loss of $13.2 million, adjusted for addbacks for non-cash items of $113.6 million which includes stock-based compensation, amortization of operating right-of-use assets, non-cash interest expense, income from marketable securities, and depreciation, offset by decreases in working capital of $80.7 million, which includes decreases related to accounts payable and other liabilities, and operating lease liabilities, partially offset by increases related to receivables from collaborative partners, and prepaid expenses and other assets.

Net cash used in operating activities during the year ended December 31, 2024 was $135.3 million, primarily due to our net loss of $145.2 million, adjusted for addbacks for non-cash items of $76.2 million which includes stock-based compensation, amortization of operating right-of-use assets, non-cash interest expense, and income from marketable securities, offset by decreases in in working capital of $66.3 million.

Investing Activities

Cash provided by investing activities during the year ended December 31, 2025 was $228.0 million, primarily due to the sale and maturities of investments of $424.5 million, offset by the acquisition of investments of $196.4 million and the purchases of property and equipment of approximately $0.1 million.

Cash provided by investing activities during the year ended December 31, 2024 was $95.4 million, primarily due to the sale and maturities of investments of $476.1 million, offset by the acquisition of investments of $380.4 million and the purchases of property and equipment of approximately $0.3 million.

Financing Activities

Cash used by financing activities during the year ended December 31, 2025 was $132.6 million, primarily related to $76.8 million for principal repayments of the liability for the sale of future royalties, $1.5 million for net share settlement of equity awards, $68.6 million paid for repurchases and retirements of common stock, offset by $14.3 million of cash received for the issuance of common stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. As of December 31, 2025, our investment portfolio includes cash, cash equivalents, and investments of $311.6 million that earn interest at market rates. Our investments held during the year were comprised of highly rated instruments such as money market funds, certificates of deposit, agency securities, commercial obligations and U.S. Treasury securities. As of December 31, 2025, the majority of these instruments had a maturity of less than a year. A hypothetical increase or decrease of 100 basis points on the interest rates of our investments would not have a material effect on the fair value of our investment portfolio and any losses would only be realized if we sold the investments prior to maturity.

Foreign Currency Exchange Risk

We conduct a portion of our business with CROs in currencies other than our U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the euro, British pound, Australian dollar, and Canadian dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income. We do not hedge our foreign currency exchange rate risk, however, we may do so in the future. As of December 31, 2025, we had no material accounts payable or receivable denominated in foreign currencies, and a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Inflation Risk

Inflation generally affects us by increasing our clinical trial and other operational costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2025, 2024 or 2023.

Item 8. Consolidated Financial Statements and Supplementary Data

AnaptysBio, Inc.

Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

AnaptysBio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AnaptysBio, Inc. and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of Research and Development Costs

As discussed in Note 2 to the consolidated financial statements, the Company has entered into various contracts with third parties to perform research and development, including clinical manufacturing. When billing terms under these contracts do not coincide with the timing of when work is performed, the Company makes estimates of the costs incurred by third parties during the period and the outstanding obligations to those third parties as of period end. Estimates of costs incurred during the period that are included in period-end prepaid or accrued expense balances are based on a number of factors, including the review of open contracts and purchase orders, communicating with personnel and service providers to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated costs incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. Significant judgments and estimates are made by the Company in determining the costs incurred during the period that are included in prepaid or accrued expense balances at the end of each reporting period.

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

The following are the primary procedures we performed to address this critical audit matter. On a sample basis, we examined contracts, invoices, and third-party confirmations and compared them to the assumptions and inputs that are described above. We also examined certain invoices received after December 31, 2025 and evaluated whether services received prior to December 31, 2025 were included in the Company’s estimate of costs incurred as of December 31, 2025.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

San Diego, California

March 3, 2026

AnaptysBio, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$238,196	$123,080
Receivables from collaborative partners	33,850	40,765
Short-term investments	73,442	262,293
Prepaid expenses and other current assets	4,762	5,738
Total current assets	350,250	431,876
Property and equipment, net	1,370	1,849
Operating lease right-of-use assets	12,519	14,383
Long-term investments	—	35,470
Other long-term assets	256	256
Total assets	$364,395	$483,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,871	$4,002
Accrued expenses	32,674	39,501
Current portion of operating lease liability	2,080	1,925
Total current liabilities	38,625	45,428
Liability related to sale of future royalties	276,528	353,426
Operating lease liability, net of current portion	12,032	14,112
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 28,019 shares and 30,473 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	28	30
Additional paid in capital	809,765	829,860
Accumulated other comprehensive (loss) gain	(24)	305
Accumulated deficit	(772,559)	(759,327)
Total stockholders’ equity	37,210	70,868
Total liabilities and stockholders’ equity	$364,395	$483,834

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Collaboration revenue	$234,603	$91,280	$17,157
Operating expenses:
Research and development	135,970	163,840	132,283
General and administrative	50,737	42,389	41,946
Acquired in-process research and development	—	—	7,339
Total operating expenses	186,707	206,229	181,568
Income (loss) from operations	47,896	(114,949)	(164,411)
Other (expense) income, net:
Interest income	13,499	19,794	18,873
Non-cash interest expense for the sale of future royalties	(79,893)	(50,087)	(18,083)
Other income (expense), net	5,430	14	(2)
Total other (expense) income, net	(60,964)	(30,279)	788
Loss before income taxes	(13,068)	(145,228)	(163,623)
(Provision) benefit for income taxes	(164)	(3)	4
Net loss	(13,232)	(145,231)	(163,619)
Other comprehensive loss:
Unrealized (loss) gain on available for sale securities	(329)	1,102	4,449
Comprehensive loss	$(13,561)	$(144,129)	$(159,170)
Net loss per common share:
Basic and diluted	$(0.46)	$(5.12)	$(6.08)
Weighted-average number of shares outstanding:
Basic and diluted	28,758	28,382	26,924

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance, January 1, 2023	28,513	$29	$717,797	$(5,246)	$(450,477)	$262,103
Issuance of common stock from exercises of options and employee stock purchase plan	139	—	2,421	—	—	2,421
Issuance of common stock upon vesting of restricted stock units	69	—	—			—
Repurchases and retirements of common stock	(2,124)	(2)	(50,454)	—	—	(50,456)
Stock-based compensation	—	—	33,205	—	—	33,205
Comprehensive income	—	—	—	4,449	—	4,449
Net loss	—	—	—	—	(163,619)	(163,619)
Balance, December 31, 2023	26,597	27	702,969	(797)	(614,096)	88,103
Issuance of common stock from exercises of options and employee stock purchase plan	364	—	6,473	—	—	6,473
Issuance of common stock upon vesting of restricted stock units	1,108	—	—	—	—	—
Net share settlement of restricted stock units	(347)	—	(7,504)	—	—	(7,504)
Issuance of common stock, net of $6,516 of transaction costs	2,751	3	93,874	—	—	93,877
Stock-based compensation	—	—	34,048	—	—	34,048
Comprehensive income	—	—	—	1,102	—	1,102
Net loss	—	—	—	—	(145,231)	(145,231)
Balance, December 31, 2024	30,473	30	829,860	305	(759,327)	70,868
Issuance of common stock from exercises of options and employee stock purchase plan	732	1	14,290	—	—	14,291
Issuance of common stock upon vesting of restricted stock units	356	—	—	—	—	—
Net share settlement of restricted stock units	(98)	—	(1,451)		—	(1,451)
Repurchases and retirements of common stock	(3,444)	(3)	(69,006)	—	—	(69,009)
Stock-based compensation	—	—	36,072	—	—	36,072
Comprehensive loss	—	—	—	(329)	—	(329)
Net loss	—	—	—	—	(13,232)	(13,232)
Balance, December 31, 2025	28,019	$28	$809,765	$(24)	$(772,559)	$37,210

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,232)	$(145,231)	$(163,619)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	559	606	652
Stock-based compensation	36,072	34,048	33,205
Accretion/amortization of investments, net	(4,734)	(10,313)	(10,521)
Amortization of right-of-use assets – operating	1,864	1,791	1,724
Non-cash interest expense for sale of future royalties	79,893	50,087	18,083
Changes in operating assets and liabilities:
Receivables from collaborative partners	6,915	(33,914)	(5,432)
Prepaid expenses and other assets	1,612	3,203	(4,194)
Accounts payable and other liabilities	(87,327)	(33,837)	10,938
Operating lease liabilities	(1,925)	(1,777)	(1,636)
Net cash provided by (used in) operating activities	19,697	(135,337)	(120,800)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(196,411)	(380,376)	(303,919)
Sales and maturities of investments	424,530	476,132	449,480
Purchases of property and equipment	(87)	(358)	(807)
Net cash provided by investing activities	228,032	95,398	144,754
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriters' fees	—	94,369	—
Proceeds from issuance of common stock	14,261	6,473	2,472
Proceeds from the sale of future royalties	—	50,000	—
Principal repayment of liability for sale of future royalties	(76,797)	(15,233)	(11,726)
Payments for repurchase of common stock	(68,626)	(456)	(50,000)
Payment for net share settlement of equity awards	(1,451)	(7,504)	—
Payments for offering costs, net	—	(492)	—
Payments for issuance costs related to the sale of future royalties	—	(103)	(43)
Net cash (used in) provided by financing activities	(132,613)	127,054	(59,297)
Net increase (decrease) in cash and cash equivalents	115,116	87,115	(35,343)
Cash and cash equivalents, beginning of period	123,080	35,965	71,308
Cash and cash equivalents, end of period	$238,196	$123,080	$35,965
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest portion of repayment for sale of future royalties	$79,994	$42,132	$—
State income taxes paid	$78	$—	$—
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$—	$7	$8
Amounts accrued for repurchase of common stock	$382	$—	$456
Receivable related to issuance of common stock, upon exercise of stock options	$29	$—	$(51)

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.

Notes to Consolidated Financial Statements

1. Description of the Business

AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. We are a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics for autoimmune and inflammatory diseases. Our clinical-stage pipeline includes rosnilimab, a selective pathogenic T cell depleter, for which we completed a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”), ANB033, a CD122 antagonist, in a Phase 1b trial for celiac disease (“CeD”) and eosinophilic esophagitis (“EoE”), and ANB101, a BDCA2 modulator, in a Phase 1a trial. We also discovered and out-licensed, in financial collaborations, multiple therapeutic antibodies, including a PD-1 antagonist (Jemperli (dostarlimab-gxly) or “Jemperli”) to GSK and an IL-36R antagonist (imsidolimab) to Vanda Pharmaceuticals Inc. (“Vanda”). We currently recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK and license and transition services revenue from our collaboration with Vanda.

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

Intention to Separate Company

In September 2025, we announced that our board of directors (“Board of Directors”) approved plans to explore separating our business into two independent, publicly traded companies. One company is expected to hold and continue to manage the financial collaboration for Jemperli from GSK and for imsidolimab from Vanda, with a focus on protecting and returning value of the royalties to its shareholders. The other company is expected to be a clinical-stage biotechnology company focused on the development and potential commercialization of innovative therapeutics for autoimmune and inflammatory diseases, including rosnilimab, ANB033 and ANB101. Upon completion of the proposed separation, which we expect to complete in the second quarter of 2026, we intend to launch the clinical-stage biotechnology company with adequate capital to fund operations for at least twelve months after the date the proposed separation is completed. While the proposed separation is anticipated to be a taxable event, we are focused on minimizing overall corporate and shareholder-level taxes across the entire transaction. Completion of the proposed separation is subject to final approval by our Board of Directors and other customary conditions, including the effectiveness of a registration statement with the Securities and Exchange Commission (the “SEC”).

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

Basis of Consolidation

The accompanying consolidated financial statements include us and our wholly owned Australian subsidiary, which was deregistered with the Australian Securities & Investments Commission as of December 31, 2025. The deregistration did not have a material impact on our consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. We operate in two reportable segments, and our functional and reporting currency is the U.S. dollar.

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

Short-Term and Long-Term Investments

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments with contractual maturities 12 months or greater at the balance sheet date are considered long-term investments. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). We review our portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss). No credit impairment losses have been recorded during the years ended December 31, 2025, 2024, or 2023.

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

Long Lived Assets

Long-lived assets, consisting of property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by the asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. No impairment charges were recorded during the years ended December 31, 2025, 2024, or 2023.

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

Liability Related to the Sale of Future Royalties

We treat the liability related to the sale of future royalties as debt, amortized under the effective interest rate method over the estimated life of the Jemperli Royalty Monetization Agreement and the Zejula Royalty Monetization Agreement. For more information, see Note 5. The amortization of the liability related to the sale of future revenue is based on our current estimates of future royalty payments. Royalty and milestone revenue will be recognized as earned and the payments made will be recorded as a reduction of the liability when paid.

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

We recognize consideration allocated to a performance obligation as the performance obligation is satisfied, and the determination as to whether consideration is recognized over time or at a point in time is made upon contract inception. For our collaboration agreements, this is generally over the period in which research and development services have been performed. There were no new agreements with performance obligations entered into during the year ended December 31, 2025.

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

Royalty Revenue

We receive royalty revenue on sales by our partners of products covered by patents or contract rights that we own and net sales of their approved drugs, where we have concluded the license is the predominant item to which the royalties relate. We do not have future performance obligations under these license arrangements. We generally satisfy our obligation to grant intellectual property rights on the effective date of the contract. However, we apply the royalty recognition constraint required under the guidance for sales-based royalties, which requires a sales-based royalty to be recorded when the underlying sale occurs. Therefore, royalties on sales of products commercialized by our partners are recognized in the quarter the product is sold. Our partners generally report sales information to us on a quarter lag. Thus, we estimate the expected royalty proceeds based on an analysis of our partners’ historical experience including their publicly announced sales. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter. As of December 31, 2025, there have not been material differences between actual and estimated royalty revenues.

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

Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for companies to report financial statement information about operating segments. Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available that is regularly evaluated by the company’s chief operating decision-makers in deciding how to allocate resources and assess performance. Our chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer. During fiscal year 2025, in connection with the planned separation of the businesses, the CODM changed the information he regularly reviews in evaluating the allocation of resources and assessing operating performance. As a result of these changes, we updated our segment reporting to reflect two operating segments: Biopharma and Royalty Management. Our Biopharma segment focuses on the development and potential commercialization of innovative immunology therapeutics for autoimmune and inflammatory diseases and our Royalty Management segment manages the financial collaboration for Jemperli from GSK and for imsidolimab from Vanda.

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from distributions to stockholders. Our unrealized gains and losses on available for sale investments represent the only component of other comprehensive income (loss) that is excluded from the reported net income (loss).

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

The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Year Ended December 31,
(in thousands)	2025	2024	2023
Options to purchase common stock	7,506	6,076	4,279
Stock awards	1,189	840	521
Total	8,695	6,916	4,800

Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and may have an impact on our consolidated financial statements. Unless otherwise discussed, we believe the impact of any recently issued and not yet effective pronouncements will not have a material impact on our consolidated financial statements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for us beginning in fiscal year 2025. We adopted ASU 2023-09 for the year ended December 31, 2025, applying the new standard prospectively. The significant impact of ASU 2023-09 to our income tax footnote includes an expanded rate reconciliations detail disclosing additional information related to foreign tax effects.

Recent Accounting Pronouncements Not Yet Adopted

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adoption on our financial statement disclosures.

3. Balance Sheet Accounts and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net consist of the following:

(in thousands)	December 31, 2025	December 31, 2024
Laboratory equipment	$6,723	$6,715
Office furniture and equipment	1,583	1,530
Leasehold improvements	203	203
Property and equipment, gross	8,509	8,448
Less: accumulated depreciation and amortization	(7,139)	(6,599)
Total property and equipment, net	$1,370	$1,849

Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	December 31, 2025	December 31, 2024
Accrued compensation and related expenses	$11,094	$8,449
Accrued professional fees and other expenses	4,796	839
Accrued research, development and manufacturing expenses	16,402	30,213
Accrued for repurchase of common stock	382	—
Total accrued expenses	$32,674	$39,501

4. Collaborative Research and Development Agreements

GSK Collaboration

In March 2014, we entered into a Collaboration and Exclusive License Agreement (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GSK (Tesaro and GSK are hereinafter referred to, collectively, as “GSK”). Currently, under the GSK Agreement, GSK is developing Jemperli (dostarlimab) as a monotherapy and in combination with additional therapies, for various solid tumor indications.

For Jemperli, the remaining development program under the GSK Agreement, we are eligible to receive milestone payments if a European regulatory submission and approval in a second indication is achieved. On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “GSK Amendment No. 3”) was agreed to by both parties to permit GSK to conduct development and commercialization in combination with any third party molecules of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor (“Zejula”). Under GSK Amendment No. 3, we were granted increased royalties upon sales of Jemperli, equal to 8% of net sales (as defined in the GSK Agreement) below $1.0 billion, 12% of net sales between $1.0 billion and $1.5 billion, 20% of net sales between $1.5 billion and $2.5 billion and 25% of net sales above $2.5 billion. Unless earlier terminated by either party upon specified circumstances, the GSK Agreement will terminate, with respect to each specific developed product, upon the later of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent.

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

As of December 31, 2025, the transaction price for the GSK Agreement and its associated amendments includes the upfront payment, research reimbursement revenue and milestones and royalties earned to date, which are allocated in their entirety to the single performance obligation.

We recognized $99.9 million in royalty revenue during the year ended December 31, 2025 related to GSK’s net sales of Jemperli and Zejula during the period, which we estimate based on either GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the year ended December 31, 2025, $96.0 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended), and $3.9 million is Zejula non-cash revenue related to the Zejula Monetization Agreement, each of such agreements as described in Note 5. We recognized $51.3 million in royalty revenue during the year ended December 31, 2024, related to GSK’s net sales of Jemperli and Zejula during the period based on GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the year ended December 31, 2024, $47.4 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended) and $3.9 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement. We recognized $17.2 million in royalty revenue during the year ended December 31, 2023. Of the royalty revenue recognized during the year ended December 31, 2023, $13.8 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended) and $3.4 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter.

Two sales milestones, for a total of $125.0 million, were recognized during the year ended December 31, 2025 when Jemperli annual sales exceeded both the $750.0 million and $1.0 billion thresholds. The $75.0 million cash milestone which was achieved when annual sales exceeded $1.0 billion was paid to us, as we retained the rights to this milestone. The $50.0 million milestone, achieved when sales exceeded $750.0 million was paid to Sagard. Two sales milestones, for a total of $40.0 million, were recognized during the year ended December 31, 2024 when Jemperli annual sales exceeded both the $250.0 million and $500.0 million sales thresholds. Aside from the $75.0 million milestone, these sales milestones represent Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended). No milestones were recognized during the year ended December 31, 2023. No other future clinical or regulatory milestones have been included in the transaction price, as all future milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon regulatory filing and approval in a second indication, an outcome that is difficult to predict, and GSK’s efforts. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as they were determined to relate predominantly to the intellectual property license granted to GSK and therefore have also been excluded from the transaction price. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Milestones under the GSK Agreement are as follows:

PD-1 (Jemperli/Dostarlimab)
Milestone Event	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15
IND clearance from the FDA	$4.0M	Q1'16
Phase 2 clinical trial initiation	$3.0M	Q2'17
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19
Filing of the first BLA(1) - first indication	$10.0M	Q1'20
Filing of the first MAA(2) - first indication	$5.0M	Q1'20
Filing of the first BLA - second indication	$10.0M	Q1'21
First BLA approval - first indication	$20.0M	Q2'21
First MAA approval - first indication	$10.0M	Q2'21
First BLA approval - second indication	$20.0M	Q3'21
Filing of the first MAA - second indication(3)	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—
First commercial sales milestone(3)	$15.0M	Q3'24
Second commercial sales milestone(3)	$25.0M	Q4'24
Third commercial sales milestone(3)	$50.0M	Q3'25
Fourth commercial sales milestone(4)	$75.0M	Q4'25

Milestones recognized through December 31, 2025	$258.0M	—
Milestones that may be recognized in the future	$15.0M	—

(1)
Biologics License Application (“BLA”)
(2)
Marketing Authorization Application (“MAA”)
(3)
For Jemperli, the filing and approval of the first MAA for a second indication and first three commercial sales milestones are included as part of the royalty monetization agreement with Sagard (as defined below). For more information, see Note 5. Cash is generally received within 30 days of milestone achievement.
(4)
For Jemperli, we retained the rights to a $75.0 million sales milestone when Jemperli annual net sales exceeded $1 billion. We received the cash milestone payment in December 2025.

We recognized $224.9 million in revenue under the GSK Agreement during the year ended December 31, 2025, of which $99.9 million was related to royalty revenue and $125.0 million was related to milestone revenue, as there were two milestones earned during the year. We recognized $91.3 million in revenue during the year ended December 31, 2024, of which $51.3 million was related to royalty revenue and $40.0 million was related to milestone revenue, as there were two milestones earned during the year. We recognized $17.2 million in revenue during the year ended December 31, 2023, of which $17.2 million was related to royalty revenue and none was related to milestone revenue.

We are currently party to litigation with GSK with respect to the GSK Agreement. See Item 3. “Legal Proceedings” for additional information.

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

Pursuant to the terms of the Vanda License Agreement, we received an upfront payment of $10.0 million for the license and a $5.0 million payment for existing drug supply. We allocated the total transaction price of $15.0 million on a relative standalone selling price in accordance with ASC 606. During the year ended December 31, 2025, we recognized $9.5 million of license revenue under ASC 606. During the year ended December 31, 2025, we recognized $0.2 million of transition services revenue under ASC 606 and $5.4 million related to existing drug supply transferred to Vanda as other income under ASC 610. We expensed the $2.5 million of related transaction costs within general and administrative expenses, during the year ended December 31, 2025, as we elected the practical expedient to expense the transaction costs as incurred as the expected amortization period was less than a year.

We are also eligible to receive a 10% royalty on net sales, as well as the following milestones under the Vanda License Agreement:

Milestone Event	Amount	Quarter Recognized
FDA regulatory approval for marketing of first licensed product in the USA for the treatment of active flares in GPP	$5.0M	—
Regulatory approval for marketing of the first licensed product in the EU	$5.0M	—
Commercial sales first exceed $100.0 million	$25.0M	—

Milestones recognized through December 31, 2025	—	—
Milestones that may be recognized in the future	$35.0M	—

Centessa

On November 24, 2023, we entered into an exclusive license agreement (as amended, the “Centessa Agreement”) with Centessa Pharmaceuticals (UK) Limited (“Centessa”), pursuant to which we acquired the exclusive global development and commercialization rights to a blood dendritic cell antigen 2 (BDCA2) modulator antibody portfolio, including lead asset CBS004 (renamed ANB101) and the related family of antibodies, for the treatment of autoimmune and inflammatory diseases.

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

Under the terms of the Centessa Agreement, Centessa may be entitled to receive potential future payments of up to $10.0 million upon the achievement of a certain event-based milestone and would be entitled to receive on a product-by-product and country-by-country basis, a royalty of low single digits on annual net sales of any product in the territory in each calendar year. As of December 31, 2025, achievement of the milestone is not probable and, therefore, we have not recognized a liability for the associated $10.0 million contingent consideration.

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

In May 2024, we entered into an amendment to the Jemperli Royalty Monetization Agreement, Amendment No. 1 (the “Jemperli Amendment”) under which we sold additional receivables to Sagard in exchange for $50.0 million. The Jemperli Amendment includes all Jemperli sales, including any product containing Jemperli, whether or not such product constitutes a combination product, and the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Amendment is either $600.0 million if received by the end of March 31, 2031, or $675.0 million if received thereafter. Once either of these thresholds are met, the Jemperli Royalty Monetization Agreement and the Jemperli Amendment will expire, resulting in us regaining all subsequent Jemperli royalties and milestones. As of December 31, 2025, Sagard has received a total of $216.7 million in royalties and milestones.

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

We estimate the effective interest rate used to record non-cash interest expense under the Jemperli Royalty Monetization Agreement based on the estimate of future royalty payments to be received by Sagard. As of December 31, 2025, the estimated effective rate under the agreement was 33.1%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our prior estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.

Two sales milestones totaling $125.0 million were recognized during the year ended December 31, 2025, when Jemperli annual sales exceeded both the $750 million and $1.0 billion thresholds. The $75.0 million milestone which was achieved when annual sales exceeded $1.0 billion was retained by the Company, with the remaining $50.0 million paid to Sagard. We recognized two sales milestones for a total of $40.0 million during the year ended December 31, 2024, when Jemperli annual sales exceeded both the $250.0 million and $500.0 million thresholds. No milestones were recognized during the year ended December 31, 2023.

We recognized Jemperli non-cash royalty revenue of approximately $96.0 million, $47.4 million and $13.8 million during the years ended December 31, 2025, 2024 and 2023, respectively and non-cash interest expense of approximately $81.6 million, $49.1 million and $17.1 million during the years ended December 31, 2025, 2024 and 2023, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.

The following table shows the activity within the liability account for the year ended December 31, 2025:

(in thousands)	December 31, 2025
Liability related to sale of future Jemperli royalties and milestones - balance at 12/31/2024	$323,658
Amortization of issuance costs	130
Royalty and milestone payments to Sagard	(152,849)
Non-cash interest expense recognized(1)	81,624
Liability related to sale of future royalties and milestones - ending balance	$252,563

(1) Of the non-cash interest expense recognized, $1.7 million was negative amortization for the year ended December 31, 2025.

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

We recognized Zejula non-cash royalty revenue of approximately $3.9 million, $3.9 million and $3.4 million during the years ended December 31, 2025, 2024 and 2023, respectively and recognized negative non-cash interest expense of approximately $1.9 million for the year ended December 31, 2025, and non-cash interest expense of $1.0 million during both of the years ended December 31, 2024 and 2023. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.

The following table shows the activity within the liability account for the year ended December 31, 2025:

(in thousands)	December 31, 2025
Liability related to sale of future Zejula royalties and milestones - balance at 12/31/2024	$29,768
Amortization of issuance costs	28
Royalty and milestone payments to DRI	(3,942)
Non-cash interest expense recognized	(1,889)
Liability related to sale of future royalties and milestones - ending balance	$23,965

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2025
Money market funds(1)	$140,380	$140,380	$—	$—
Mutual funds(1)	91,359	91,359	—	—
U.S. Treasury securities(2)	63,268	63,268	—	—
Commercial and corporate obligations(2)	10,174	—	10,174	—
At December 31, 2024
Money market funds(1)	$104,553	$104,553	$—	$—
Mutual funds(1)	9,376	9,376	—	—
U.S. Treasury securities(1)(2)	284,495	284,495	—	—
Agency securities(2)	7,579	—	7,579	—
Commercial and corporate obligations(2)	10,652	—	10,652	—

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

Available for Sale Investments

We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in short-term and long-term investments as of December 31, 2025 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial and corporate obligations(1)	$10,152	$22	—	$10,174
US Treasury securities(2)	63,107	161	—	63,268
Total available-for-sale investments	$73,259	$183	$—	$73,442

(1)
Of our outstanding commercial and corporate obligations, $10.2 million have maturity dates of less than one year and $0.0 million have a maturity date of between one to two years as of December 31, 2025.
(2)
Of our outstanding U.S. Treasury securities, $63.3 million have maturity dates of less than one year and $0.0 million have a maturity date of between one to two years as of December 31, 2025.

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of December 31, 2024 are as follows:

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

There were no investments in an unrealized loss position as of December 31, 2025. The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency securities	$7,579	$(8)	$—	$—	$7,579	$(8)
US Treasury Securities	25,250	(7)	—	—	25,250	(7)
Total	$32,829	$(15)	$—	$—	$32,829	$(15)

As of December 31, 2025 and 2024, unrealized losses on available-for-sale investments were not material, and accordingly, no allowance for credit losses were recorded.

7. Stockholders’ Equity

Common Stock

Of the 500,000,000 shares of common stock authorized, 28,018,845 shares were issued and outstanding as of December 31, 2025.

Stock Repurchase Program

In March 2025, our Board of Directors authorized a stock repurchase program (the “2025 Repurchase Program”) to repurchase up to $75.0 million of our outstanding common stock. In November 2025, our Board of Directors authorized an amendment to the 2025 Repurchase Program, under which an additional $100.0 million of our outstanding common stock may be repurchased. The 2025 Repurchase Program will expire on March 31, 2026.

The following table presents the repurchase activity through December 31, 2025:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
First Quarter 2025	292,898	$18.35	$5,375
Second Quarter 2025	2,560,938	19.58	50,147
Third Quarter 2025	490,228	19.83	9,720
Fourth Quarter 2025	100,015	33.83	3,384
Total	3,444,079		$68,626

The repurchased common stock was subsequently retired after the repurchase and the par value of the shares was charged to common stock. The excess of the repurchase price over the par value was applied against additional paid in capital. As of December 31, 2025, $106.4 million remained available for future shares of common stock to be repurchased under the 2025 Repurchase Program.

Open Market Sales Agreement

In November 2024, we entered into an open market sales agreement (the “Open Market Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which we may offer and sell shares of our common stock, up to an aggregate offering of $100.0 million through TD Cowen as our sales agent. Our prior sales agreement with TD Cowen terminated upon effectiveness of the registration statement on the Form S-3 we filed in connection with the Open Market Sales Agreement. As of December 31, 2025, we had sold no shares under the Open Market Sales Agreement.

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

8. Equity Incentive Plans

2017 Equity Incentive Plan

In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan were to be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. At our annual stockholder meeting on June 12, 2024, the 2017 Plan was amended, eliminating the automatic annual share increase and the number of shares available for issuance was increased by 2,700,000 shares. At our annual stockholder meeting on June 17, 2025, the 2017 Plan was amended and restated to further increase the number of shares available for issuance by 1,650,000 shares. All future share increases will require stockholder approval. As of December 31, 2025, 2,698,467 shares were available for future issuance.

Employee Stock Purchase Plan

In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan (“ESPP”). In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The Board of Directors determined that due to sufficient shares being available in the ESPP, the number of shares available as of January 1, 2025 would not increase. As of December 31, 2025, 267,193 shares have been issued under the ESPP and 1,831,614 shares were available for future issuance under the ESPP. Total cash received from the ESPP was approximately $1.4 million during the year ended December 31, 2025.

Stock Options

Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors generally vest over a one-year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the year ended December 31, 2025 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	6,086,289	$25.20	7.63	$534
Granted	1,758,243	$14.87
Exercises	(645,562)	$19.95
Forfeitures and cancellations	(301,202)	$18.47
Outstanding at December 31, 2025	6,897,768	$23.35	6.93	$180,434
Exercisable at December 31, 2025	3,797,111	$27.33	6.09	$87,426

Total cash received from the exercise of stock options was approximately $12.9 million during the year ended December 31, 2025.

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

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	1,227,677	$21.79	1.46	$16,254
Granted	614,828	$14.87
Released	(355,627)	$21.87
Forfeitures and cancellations	(113,673)	$18.45
Outstanding at December 31, 2025	1,373,205	$18.95	1.17	$66,573
RSU expected to vest at December 31, 2025	1,373,205	$18.95	1.17	$66,573

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

The following table presents a summary of activity with respect to our PSUs:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at January 1, 2025	504,500	$24.69	3.52
Granted	—	$—
Released	—	$—
Forfeitures	(26,500)	$24.69
Outstanding at December 31, 2025	478,000	$24.69	2.52

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

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.5%	4.0%	3.8%
Expected volatility	81.8%	78.4%	85.7%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.35	6.28	5.82
Weighted average grant date fair value per share	$10.98	$15.54	$16.06

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

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Year Ended December 31,
(in thousands)	2025	2024		2023
Research and development	$17,135	$14,823		$10,159
General and administrative	18,937	19,225	(1)	23,046	(2)
Total	$36,072	$34,048		$33,205

(1)
Includes $2.6 million related to two year RSU initially issued to our Chief Executive Officer in March 2022 and now fully recognized.
(2)
Includes $11.7 million related to two year RSU initially issued to our Chief Executive Officer in March 2022 and now fully recognized.

At December 31, 2025, there was $36.5 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.41 years, $17.8 million of unrecognized cost related to unvested RSU awards, which is expected to be recognized over a period of 2.25 years, $7.5 million of unrecognized cost related to unvested PSU awards, which is expected to be recognized over a period of 2.52 years, and $0.4 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a remaining weighted-average vesting period of 0.37 years.

9. Employee Benefit Plan

We have a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. We elected to match 100% of an employee’s contributions up to 10% of the employees’ eligible salary with a maximum limit of $23,500 in 2025, 100% of an employee’s contribution up to 10% of the employees’ salary with a maximum limit of $23,000 in 2024, and 100% of an employee’s contribution up to 10% of the employee’s salary with a maximum limit of $22,500 in 2023. For the years ended December 31, 2025, 2024, and 2023, we incurred approximately $2.4 million, $2.2 million, and $1.6 million, respectively of costs related to the 401(k) plan.

10. Commitments and Contingencies

Operating Leases

On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years, on April 30, 2028 with the payment of a termination fee of $3.8 million plus 15-months of operating expenses and real property taxes. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the right-of-use asset (the “ROU asset”) and lease liability. The monthly base rent was initially $4.20 per rentable square foot and is increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of December 31, 2025, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.

Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 5.7 years.

The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Year Ended December 31,
Leases	Classification on the Cash Flow	2025	2024	2023
Operating lease cost	Operating	$2,478	$2,478	$2,478
Cash paid for amounts included in the measurement of lease liabilities	Operating	2,531	2,457	2,386

At December 31, 2025, the future minimum annual obligations for the Company’s operating lease liabilities are as follows:

Years Ending December 31, (in thousands)
2026	$2,607
2027	2,685
2028	2,766
2029	2,849
2030	2,934
Thereafter	2,005
Total minimum payments required	$15,846
Less: imputed interest	(1,734)
Total	$14,112

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

11. Segment Reporting

During fiscal year 2025, in connection with the planned separation of the business, our Chief Executive Officer, who is our CODM, revised the information he regularly reviews in evaluating the allocation of resources and assessing operating performance. As a result of these changes, we updated our segment reporting to reflect two operating segments: Biopharma and Royalty Management. Our Biopharma segment focuses on the development and potential commercialization of innovative immunology therapeutics for autoimmune and inflammatory diseases and our Royalty Management segment manages the financial collaboration for Jemperli from GSK and for imsidolimab from Vanda.

Segment profit or loss is measured as the net loss and is used to monitor results. Our Royalty Management segment revenue consists of non-cash royalties and milestones, and is derived from collaboration agreements. For more information, see Note 4. We do not report identifiable assets by segment as this is not a metric used by our CODM to allocate resources or evaluate performance.

The following tables present our segment information for the year ended December 31, 2025, 2024 and 2023 and is a summary of segment revenue, loss and our significant expenses. Prior periods have been recast to conform to the newly identified segments (in thousands):

	Year Ended December 31, 2025
	Biopharma	Royalty Management	Total
Collaboration revenue	$—	$234,603	$234,603
Operating expenses:
External R&D
Rosnilimab	42,744	—	42,744
ANB033	20,427	—	20,427
ANB101	8,138	—	8,138
ANB032	48	—	48
Imsidolimab	—	(2,273)	(2,273)
Preclinical and other unallocated costs	16,093	—	16,093
Total External R&D(1)	87,450	(2,273)	85,177
Total Internal R&D(2)	52,164	(1,371)	50,793
Total R&D	139,614	(3,644)	135,970

External G&A(3)	13,932	4,012	17,944
Internal G&A(1)	25,460	7,333	32,793
Total G&A	39,392	11,345	50,737
Total operating expenses	179,006	7,701	186,707
(Loss) income from operations	(179,006)	226,902	47,896

Interest income	12,942	557	13,499
Non-cash interest expense	—	(79,893)	(79,893)
Other (expense) income, net	(23)	5,453	5,430
Total other income (expense), net	12,919	(73,883)	(60,964)

(Loss) income before income taxes	(166,087)	153,019	(13,068)
Provision for income taxes	—	(164)	(164)
Segment net (loss) income	(166,087)	152,855	(13,232)

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

	Year Ended December 31, 2024
	Biopharma	Royalty Management	Total
Collaboration revenue	$—	$91,280	$91,280
Operating expenses:
External R&D
Rosnilimab	53,422	—	53,422
ANB032	26,084	—	26,084
ANB033	12,460	—	12,460
ANB101	3,367	—	3,367
Imsidolimab	—	8,284	8,284
Preclinical and other unallocated costs	14,350	—	14,350
Total External R&D(1)	109,683	8,284	117,967
Total Internal R&D(2)	42,662	3,211	45,873
Total R&D	152,345	11,495	163,840

External G&A(3)	6,806	3,227	10,033
Internal G&A(1)	21,950	10,406	32,356
Total G&A	28,756	13,633	42,389
Total operating expenses	181,101	25,128	206,229
(Loss) income from operations	(181,101)	66,152	(114,949)

Interest income	17,382	2,412	19,794
Non-cash interest expense	—	(50,087)	(50,087)
Other income, net	14	—	14
Total other income (expense), net	17,396	(47,675)	(30,279)

(Loss) income before income taxes	(163,705)	18,477	(145,228)
Provision for income taxes	—	(3)	(3)
Segment net (loss) income	(163,705)	18,474	(145,231)

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

	Year Ended December 31, 2023
	Biopharma	Royalty Management	Total
Collaboration revenue	$—	$17,157	$17,157
Operating expenses:
External R&D
Rosnilimab	25,010	—	25,010
ANB032	17,197	—	17,197
ANB033	11,520	—	11,520
Imsidolimab	—	31,769	31,769
Preclinical and other unallocated costs	14,526	—	14,526
Total External R&D(1)	68,253	31,769	100,022
Total Internal R&D(2)	22,002	10,259	32,261
Total R&D	90,255	42,028	132,283
Acquired in-process research and development	7,339	—	7,339

External G&A(3)	4,126	4,168	8,294
Internal G&A(1)	16,741	16,911	33,652
Total G&A	20,867	21,079	41,946
Total operating expenses	118,461	63,107	181,568
Loss from operations	(118,461)	(45,950)	(164,411)

Interest income	12,313	6,560	18,873
Non-cash interest expense	—	(18,083)	(18,083)
Other expense, net	(2)	—	(2)
Total other income (expense), net	12,311	(11,523)	788

Loss before income taxes	(106,150)	(57,473)	(163,623)
Benefit for income taxes	—	4	4
Segment net loss	(106,150)	(57,469)	(163,619)

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

12. Income Taxes

The components of loss before income tax provision consist of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
U.S.	$(13,068)	$(145,367)	$(163,580)
Foreign	—	139	(43)
Consolidated net loss before income taxes	$(13,068)	$(145,228)	$(163,623)

For the years ended December 31, 2025, 2024 and 2023, we recognized current state income tax provision of $164,000, income tax provision of $3,000, and income tax benefit of $4,000 respectively.

Income taxes paid, net of refunds received, for the year ended December 31, 2025 were $78,000 and were paid to Pennsylvania, New Jersey, Texas, and to the City of Philadelphia.

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2025	2024
Deferred Tax Assets:
Net operating loss carryforwards	$74,889	$70,724
Capitalized R&D	47,187	61,029
Interest	33,781	9,602
Research and development credits	32,698	26,102
Equity compensation	14,812	13,000
Other, net	11,863	13,075
Total deferred tax assets	215,230	193,532
Deferred Tax Liabilities:
Royalty monetization	(19,670)	(2,912)
Other, net	(2,922)	(3,435)
Total deferred tax liabilities	(22,592)	(6,347)
Net deferred tax assets	192,638	187,185
Less: valuation allowance	(192,638)	(187,185)
Deferred tax assets, net of valuation allowance	$—	$—

We have recorded a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. Management has determined it more likely than not that the deferred tax assets are not realizable due to our historical loss position.

As of December 31, 2025, we had federal and state net operating loss carryforwards (“NOLs”), of $323.5 million and $69.8 million, respectively. The federal and state NOLs generated prior to 2018 will begin to expire in 2031 and 2028, respectively, unless previously utilized. The federal NOL includes $284.9 million of net operating losses generated in 2018 and after. Federal net operating losses generated in 2018 and after carryover indefinitely and may generally be used to offset up to 80% of future taxable income. As of December 31, 2025, we had federal and state research tax credit carryforwards of approximately $24.0 million and $21.1 million, respectively. The federal research tax credit carryforwards will begin to expire in 2041 and the state research tax credits will begin to expire in 2039.

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

We experienced ownership changes as defined by Section 382 of the Code during 2007, 2017 and 2021. As a result, as of December 31, 2025, there are $154.1 million of federal NOLs available to offset taxable income in future years without Section 382 limitation, while $169.4 million of federal NOLs are subject to annual limitations over future periods. State NOL and credit carryforwards may be similarly limited.

Our use of federal and state NOLs and research credits could be further limited if we experience one or more ownership changes subsequent to December 31, 2025. If a change in ownership occurs, NOLs and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by ownership changes, if any, will not impact our effective tax rates.

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025 was as follows (in thousands, except for percentages):

	Year Ended December 31, 2025
Income taxes at statutory rates	$(2,743)	21.00%
State income tax, net of federal benefit(1)	(449)	3.43%
Foreign tax effects
Australia
Valuation allowance	(939)	7.19%
Deferred tax write-off	939	(7.19)%
Tax Credits
R&D credits	(5,379)	41.17%
Change in valuation allowance	4,371	(33.46)%
Nontaxable or nondeductible items
Other	53	(0.41)%
Equity compensation	403	(3.08)%
Executive compensation	2,202	(16.86)%
Other	52	(0.40)%
Change in unrecognized tax benefits	1,654	(12.66)%
Income tax expense	$164	(1.27)%

(1)
State taxes in California made up the majority (greater than 50%) of the tax effect in this category.

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the years December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Expected income tax benefit at federal statutory tax rate	$(30,498)	$(34,361)
State income taxes, net of federal benefit	(1,699)	(1,912)
Permanent items	82	56
Equity compensation	804	2,840
Non-deductible compensation	2,188	3,693
Research credits	(7,057)	(6,213)
Other	35	109
Change in the valuation allowance	36,148	35,784
Income tax expense (benefit)	$3	$(4)

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. As of December 31, 2025 and 2024, we had no unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate due to the valuation allowance against deferred tax assets. The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2025	2024
Balance at the beginning of the year	$6,911	$5,016
Decrease related to prior year tax positions	(2)	(4)
Increase related to current year tax positions	1,810	1,899
Balance at the end of the year	$8,719	$6,911

If recognized, these amounts would not affect our effective tax rate, since they would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance.

Our policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. As of December 31, 2025 and 2024, there were no interest or penalties on uncertain tax benefits.

We file income tax returns in the United States, California and various U.S. state jurisdictions. Due to our losses incurred, we are essentially subject to income tax examination by tax authorities from inception to date. Our Australian subsidiary was dissolved and the final Australian income tax return filed for the year ended December 31, 2024.

The One Big Beautiful Bill Act of 2025 ("OBBBA") was signed into law on July 4, 2025. The OBBBA makes changes to the U.S. corporate income tax including immediate expensing of domestic research and development costs while foreign expenditures will continue to be capitalized and amortized over 15 years and modifications to the timing of the deduction for interest expense.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2025 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the quarter ended December 31, 2025, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

The remaining information required by this Item is incorporated herein by reference to the sections titled “Information about our Executive Officers,” “Election of Class II Directors,” “Corporate Governance Standards and Director Independence”, “Insider Trading Policy” and “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2026 Annual Meeting of Stockholders, and such disclosure, if any, is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Election of Class II Directors,” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance Standards and Director Independence” in our Definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID: 185.

Information required by this Item is incorporated herein by reference to the section titled “Ratification of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3.
Exhibits

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	10-Q	001-37985	10.26	August 7, 2023
3.2	Restated Bylaws, as currently in effect.	8-K	001-37985	3.1	February 10, 2023
4.1	Form of Common Stock Certificate.	S-1	333-206849	4.1	December 23, 2015
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37985	4.3	March 2, 2020
10.1*	Form of Indemnity Agreement.	S-1	333-206849	10.1	September 9, 2015
10.2*	Amended and Restated 2006 Equity Incentive Plan and forms of award agreements.	S-1	333-206849	10.2	January 17, 2017
10.3*	Amended and Restated 2017 Equity Incentive Plan.	8-K	001-37985	10.1	June 17, 2025
10.4*	2017 Employee Stock Purchase Plan, and forms of award agreements.	S-1	333-206849	10.4	January 17, 2017
10.5+	Collaboration and Exclusive License Agreement, dated March 10, 2014, by and among the Registrant, TESARO, Inc. and TESARO Development, Ltd., as amended.	S-1	333-206849	10.10	May 10, 2016
10.6	Wateridge Lease Agreement.	10-Q	001-37985	10.16	May 6, 2020
10.7*	Amended and Restated Employment Agreement, effective May 8, 2023, by and between the Registrant and Eric Loumeau	10-Q	001-37985	10.25	May 11, 2023
10.8*	Amended and Restated Employment Agreement, effective April 25, 2022, by and between Registrant and Paul Lizzul	8-K	001-37985	10.1	April 29, 2022
10.9++	Amendment No. 3 to the Collaboration and Exclusive License Agreement	10-K	001-37985	10.16	February 25, 2021
10.10++	Confidential Settlement and Modification Agreement dated as of October 23, 2020	10-K	001-37985	10.18	February 25, 2021
10.11	First Amendment to Lease Agreement	10-Q	001-37985	10.19	August 9, 2021
10.12‡++	Royalty Purchase Agreement, dated October 25, 2021, by and between the Registrant and Sagard Healthcare Royalty Partners, LP	8-K	001-37985	2.1	December 1, 2021
10.13	Amendment No. 4 to Tesaro AnaptysBio Collaboration	10-K	001-37985	10.19	March 7, 2022
10.14*	Amended and Restated Employment Agreement, effective August 4, 2023, by and between the Registrant and Daniel Faga	10-Q	001-37985	10.27	November 2, 2023

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15‡++	Purchase and Sale Agreement, dated September 9, 2022, by and between the Registrant and DRI Healthcare Acquisitions L.P.	10-Q	001-37985	10.23	November 8, 2022
10.16‡++	License Agreement, dated November 24, 2023, by and between the Registrant and Centessa Pharmaceuticals (UK) Limited	10-K	001-37985	10.18	March 11, 2024
10.17‡++	Amendment No. 5 to Tesaro AnaptysBio Collaboration	10-K	001-37985	10.19	March 11, 2024
10.18‡	Amendment No. 1 to License Agreement, dated April 9, 2024, by and between the Registrant and Centessa Pharmaceuticals (UK) Limited	10-Q	001-37985	10.28	May 9, 2024
10.19‡++	Agreement and Amendment No. 1 to the Royalty Purchase Agreement, dated May 8, 2024 by and between the Registrant and Sagard Healthcare Partners Funding Borrower SPE 2, LP	10-Q	001-37985	10.29	August 5, 2024
10.20	Sales Agreement, dated November 5, 2024, by and between the Registrant and TD Securities (USA) LLC	S-3	333-283001	1.2	November 5, 2024
10.21*	Amended and Restated Employment Agreement, effective April 25, 2022, by and between the Registrant and Dennis Mulroy	10-K	001-37985	10.21	February 27, 2025
10.22	Exclusive License Agreement, dated January 31, 2025, by and between the Company and Vanda Pharmaceuticals Inc.	10-Q	001-37985	10.22	May 5, 2025
19.1‡	Insider Trading Policy	10-K	001-37985	19.1	February 27, 2025
21.1	Subsidiaries of the Registrant					X
23.1	Consent of KPMG LLP, an independent registered public accounting firm.					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Compensation Recovery Policy.	10-K	001-37985	97	March 11, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: March 3, 2026

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

Signature	Title	Date

/s/ Daniel Faga	President, Chief Executive Officer and Director
Daniel Faga	(Principal Executive Officer)	March 3, 2026

/s/ Dennis Mulroy	Chief Financial Officer
Dennis Mulroy	(Principal Accounting and Financial Officer)	March 3, 2026

/s/ Dennis Fenton	Director	March 3, 2026
Dennis Fenton, Ph.D.
/s/ Rita Jain	Director	March 3, 2026
Rita Jain, M.D
/s/ Magda Marquet	Director	March 3, 2026
Magda Marquet, Ph.D.
/s/ Oleg Nodelman	Director	March 3, 2026
Oleg Nodelman
/s/John Orwin	Director	March 3, 2026
John Orwin
/s/ Hollings Renton	Director	March 3, 2026
Hollings Renton
/s/ John Schmid	Director	March 3, 2026
John Schmid
/s/ J. Anthony Ware	Director	March 3, 2026
J. Anthony Ware, M.D.