Form 10-K/A
period 2025-12-31
ANAPTYSBIO, INC
filed 2026-04-28
CIK 1370053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of registrant’s common stock outstanding was 29,100,902 as of April 23, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends AnaptysBio, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2026 (the “Original Filing”).

This Amendment is being filed to amend and supplement Part II and Part III of the Original Filing to include the information required by Items 9B, 10, 11, 12, 13 and 14 of Form 10-K because we do not intend to file a definitive proxy statement within 120 days after the end of the fiscal year covered by the Original Filing. In accordance with the rules of the SEC, this Amendment also includes currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because this Amendment does not include financial statements, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not included. Part IV, Item 15 has been amended to reflect the inclusion of these certifications and other updates, if any, to Part IV since the Original Filing.

In addition, we have made certain revisions to the cover page to remove the reference to the proxy statement, indicate that this is an amendment to the Annual Report on Form 10-K, and update the number of shares of common stock outstanding. Except as described above, no other changes have been made to the Original Filing.

Except as otherwise expressly stated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

PART II

Item 9B. Other Information

On April 27, 2026, because of the departure of four members of our board of directors (“Board”), in order to provide for an equal apportionment of directors among the three classes of our classified Board, the classes of the Board were updated through the applicable resignations and appointments such that the designated three classes of the Board are as follows:

Class I: Oleg Nodelman and Susannah Gray

Class II: Daniel Faga and John Orwin

Class III: Hollings Renton and John P. Schmid

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board is divided into three classes. Each class serves for three years, with the terms of office of the respective classes expiring in successive years. The terms of office of directors in Class III, Class I, and Class II expire at the annual meetings of stockholders to be held in 2026, 2027 and 2028, respectively.

The following table sets forth the names, ages and certain other information for each of our directors as of the date of this Amendment.

Name	Age	Position and Class
Daniel Faga(1)	46	Director, Class II
Oleg Nodelman(3)	49	Director, Class I
Susannah Gray(4)	65	Director, Class I
John Orwin(2)(3)(4)	61	Director, Class II
Hollings Renton(3)	79	Director, Class III
John P. Schmid(2)(4)	63	Director, Class III

(1) Mr. Faga is our President and Chief Executive Officer

(2) Member of the compensation committee

(3) Member of the nominating and corporate governance committee

(4) Member of the audit committee

Our Board of Directors

Daniel Faga has served as a member of our Board since November 2021, and has served as our President and Chief Executive Officer since August 2023. Mr. Faga previously served as our Interim President and Chief Executive Officer from March 2022 to August 2023. From January 2020 to November 2021, Mr. Faga served as Chief Operating Officer at Mirati Therapeutics, responsible for leading the company’s corporate strategy, finance, legal and other business operations. Prior to joining Mirati Therapeutics, Mr. Faga served as the Chief Business Officer for Spark Therapeutics, Inc. from May 2016 through December 2019, where he was responsible for leading the company’s corporate strategy, portfolio and new product planning, patient advocacy, business development, alliance management, asset & program management and corporate communications functions. From July 2009 until April 2016, Mr. Faga was a Managing Director at Centerview Partners, an investment banking and advisory firm, where he served as a founding member of Centerview’s healthcare advisory practice. Prior to Centerview, Mr. Faga worked at Merrill Lynch in its healthcare investment banking group and as a management consultant in the Life Sciences Practice at PRTM. Mr. Faga earned a B.S. in Engineering from Cornell University and an M.B.A. in Health Care Management from The Wharton School at the University of Pennsylvania. Our Board believes that Mr. Faga’s extensive industry experience and executive experience provides him with the qualifications and skills to serve on our Board.

Oleg Nodelman has served as a member of our Board since April 2021. Mr. Nodelman has served as the Founder and Portfolio Manager of EcoR1 Capital LLC, a biotech-focused investment advisory firm established in 2013, and one of our principal stockholders, since its inception. Previously, Mr. Nodelman served as a Portfolio Manager at BVF Partners from 2001 to 2012. Mr. Nodelman earned a B.S.F.S. in Science and Technology from Georgetown University, School of Foreign Service in 1999. Mr. Nodelman currently serves on the board of directors of both Galapagos NV and Zymeworks, and previously served on the board of directors of Prothena Corporation plc from 2019 to 2024, Nuvation Bio Inc. from February 2021 to December 2023 and Panacea Acquisition Corp. II from April 2020 to February 2021. Our Board believes that Mr. Nodelman’s extensive industry experience provides him with the qualifications and skills to serve on our Board.

Susannah Gray has served as a member of our Board since March 2026. Ms. Gray also currently serves on the board of directors of Maravai LifeSciences Holdings, Inc., a life science company, 4D Molecular Therapeutics, Inc., a biotech company, and Theravance BioPharma, Inc., a biopharmaceutical company. Ms. Gray previously served on the board of directors of Morphic Holding, Inc. (the parent company of Morphic Therapeutic, Inc.), a biotech company, from April 2021 to August 2024 and Apria, Inc., a healthcare company, from May 2021 to March 2022, when Apria, Inc. was acquired by Owens & Minor, Inc. Ms. Gray served as the Chief Financial Officer of Royalty Pharma Management LLC (“Royalty Pharma”), a buyer of pharmaceutical royalties, from January 2005 to December 2018. Ms. Gray was promoted to Executive Vice President of Finance and Strategy in December 2018 and retired from Royalty Pharma in September 2019. Prior to Royalty Pharma, Ms. Gray served as a managing director and senior analyst covering the healthcare sector of CIBC World Markets’ high yield group from 2002 to 2004 and previously served in similar roles at Merrill Lynch and Chase Securities (predecessor of J.P. Morgan Securities). Ms. Gray holds a B.A. in Social Studies from Wesleyan

University and an MBA from Columbia University and a BA in Social Studies from Wesleyan University. Our Board believes that Ms. Gray’s extensive executive experience in the pharmaceutical industry, as well as her financial expertise, qualify her to serve on our Board.

John Orwin has served as a member and Chairman of our Board since September 2023. Mr. Orwin has been a venture partner at Samsara BioCapital, L.P., a venture capital group, since 2024, and currently serves as the chair of the board of directors of Nested Therapeutics, Inc., a privately held company, serves on the board of directors of Ambrosia Biosciences, Inc., a privately held company, and as executive chairman of the board of directors of Agni Bio, Inc., a privately held company. Mr. Orwin served as the President and Chief Executive Officer of Atreca, Inc. from April 2018 to June 2024. He also has served as a member of the board of directors of CARGO Therapeutics, Inc. since August 2022, and Travere Therapeutics, Inc. since March 2017. He previously served as a member of the boards of directors of Seagen, Inc. from January 2014 until its acquisition by Pfizer Inc. in December 2023 and Array BioPharma, Inc. from November 2012 to July 2019. Mr. Orwin received a B.A. in Economics from Rutgers, The State University of New Jersey and an M.B.A. from New York University. Our Board believes that Mr. Orwin’s extensive industry experience and executive positions at multiple biopharmaceutical companies qualify him to serve on our Board.

Hollings Renton has served as a member of our Board since June 2015. Mr. Renton previously served as the Chief Executive Officer and President of Onyx Pharmaceuticals, Inc. from 1993 to 2008 and as the chairperson of its board of directors from 2000 to 2008. Before joining Onyx Pharmaceuticals, Mr. Renton served as the President and Chief Operating Officer of Chiron Corporation, a pharmaceutical company, from 1991 to 1993, following its acquisition of Cetus Corporation. Mr. Renton served as the President of Cetus Corporation from 1990 to 1991, as Chief Operating Officer from 1987 to 1990, and as Chief Financial Officer from 1983 to 1987. Mr. Renton previously served on the board of directors of Zymeworks, Inc., a publicly traded company from 2017 to 2024 and Portola Pharmaceuticals, Inc., a publicly traded company, from March 2010 to June 2020. Mr. Renton received his M.B.A. from the University of Michigan and his B.S. in Mathematics from Colorado State University. Our Board believes that Mr. Renton’s extensive industry experience and board memberships provide him with the qualifications and skills to serve on our Board.

John P. Schmid has served as a member of our Board since June 2015. Mr. Schmid served as Chief Financial Officer of Auspex Pharmaceuticals, Inc. from September 2013 to June 2015. Before joining Auspex Pharmaceuticals, Mr. Schmid co-founded Trius Therapeutics, a publicly traded biopharmaceutical company, where he served as the Chief Financial Officer from June 2004 until its merger with Cubist Pharmaceuticals, Inc., in September 2013. Before he joined Trius Therapeutics, Mr. Schmid served as the Chief Financial Officer at Gene Formatics, Inc., a private biotechnology company, from 1998 to 2003, and at Endonetics, a private medical device company, from 1995 to 1998. Mr. Schmid currently serves as a member of the board of directors of the publicly traded company Design Therapeutics Inc., a pharmaceutical company, and Bright Peak Therapeutics, a private biotechnology company. In the last five years, Mr. Schmid has previously served on the boards of directors of Helix Acquisition Corp. and Helix Acquisition Corp. II, both special purpose acquisition companies, Neos Therapeutics, Poseida Therapeutics, Inc., and Xeris Pharmaceuticals, all pharmaceutical companies. Mr. Schmid received his M.B.A. from the University of San Diego and his B.A. from Wesleyan University. Our Board believes that Mr. Schmid’s extensive industry experience and executive positions at multiple biopharmaceutical companies qualify him to serve on our Board.

Committees of Our Board

Our Board has an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which has the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by our Board. Each committee operates under a charter approved by our Board. Copies of each committee’s charter are posted on the investor relations section of our website at http://ir.anaptysbio.com.

Audit Committee

Our audit committee is composed of Ms. Gray, Mr. Orwin and Mr. Schmid. Mr. Schmid is the chairperson of our audit committee. Ms. Gray, Mr. Orwin, and Mr. Schmid each meet the requirements for independence under the current listing standards of The Nasdaq Global Select Market (“Nasdaq”) and SEC rules and regulations. Each member of our audit committee is financially literate. In addition, our Board has determined that Mr. Schmid is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. This designation does not impose any duties, obligations or liabilities that are greater than are generally imposed on members of our audit committee and our Board. Our audit committee is responsible for, among other things:

•
our accounting and financial reporting processes, including our financial statement audits and the integrity of our financial statements;
•
our compliance with legal and regulatory requirements;

•
reviewing and approving related person transactions;
•
selecting and hiring our registered independent public accounting firm;
•
overseeing our cybersecurity risk management process;
•
assisting the Board with risk assessment and management;
•
the qualifications, independence and performance of our independent auditors; and
•
the preparation of the audit committee report to be included in our annual proxy statement.

Compensation Committee

Our compensation committee is composed of Mr. Orwin and Mr. Schmid. Mr. Orwin is the chairperson of our compensation committee. The composition of our compensation committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Each member of this committee is (i) an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and (ii) a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. Our compensation committee is responsible for, among other things:

•
evaluating, recommending, approving, and reviewing executive officer and director compensation arrangements, plans, policies and programs;
•
administering our cash-based and equity-based compensation plans;
•
making recommendations to our Board regarding any other board of director responsibilities relating to executive compensation;
•
reviewing our compensation policies for elements of risk;
•
reviewing and discussing with management the disclosures contained under the caption “Executive Compensation” for use in our annual proxy statement, if required; and
•
performing the other responsibilities set forth in its charter as in effect from time to time.

Our compensation committee retained an independent compensation consultant, Alpine Rewards (“Alpine Rewards”), a national compensation consulting firm, to assist in structuring our executive officer and director compensation on an ongoing basis.

Alpine Rewards provided our compensation committee with market data and analyses from a peer group of biotechnology companies with product candidates in a similar stage of development and similar financial and size characteristics. Alpine Rewards has not provided us or our compensation committee with any other services that would compromise their independence or pose a conflict of interest.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is composed of Mr. Nodelman, Mr. Orwin, and Mr. Renton. Mr. Renton is the chairperson of our nominating and corporate governance committee. The composition of our nominating and corporate governance committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Our nominating and corporate governance committee is responsible for, among other things:

•
identifying, considering, and recommending candidates for membership on our Board;
•
developing and recommending corporate governance guidelines and policies;
•
overseeing the process of evaluating the performance of our Board; and
•
advising our Board on other corporate governance matters.

Election of Officers

Our executive officers are appointed by, and serve at the discretion of, our Board. There are no family relationships among any of our directors or executive officers.

Code of Conduct and Ethics

Our Board has adopted a Code of Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our Code of Conduct and Ethics is posted on the investor relations section of our website at http://ir.anaptysbio.com by clicking on “Governance.” Any amendments or waivers of our Code of Conduct and Ethics pertaining to a member of our Board or one of our executive officers will be disclosed on our website at the above-referenced address.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities that applies to all of our personnel, including directors, officers, employees, and other covered persons. The Insider Trading Policy also provides that the Company will not transact in our own securities unless in compliance with U.S. federal and state securities laws. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K, filed on March 3, 2026.

Hedging and Pledging Prohibitions

Under our Insider Trading Policy, our employees, executive officers, and members of our Board are prohibited from engaging in certain speculative transactions including, among other things: (i) acquiring, selling, or trading in any interest or position relating to the future price of our securities, such as a put option, a call option, or a short sale (including a short sale “against the box”); (ii) engaging in hedging or monetization transactions, including prepaid variable forward contracts, equity swaps, collars and exchange funds; or (iii) purchasing our securities on margin, borrowing against any account in which our securities are held, or pledging our securities as collateral for a loan.

Timing of Equity Grants

We do not time equity grants to take advantage of a depressed stock price or an anticipated increase in stock price and generally make awards on predetermined dates to ensure that awards cannot be timed to take advantage of material non-public information. Annual employee and non-employee director grants are completed in January each year, new hire stock awards to employees are generally granted on the 15th of the month immediately following their start date, and initial awards to non-employee directors are granted on the date of the non-employee director’s initial appointment or election to our Board. No executive officer was granted stock options during a period beginning four business days before and ending one business day after the release of material non-public information during 2025.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of our Board, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board or compensation committee during the year ended December 31, 2025.

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Guidelines that set forth expectations for directors, director independence standards, board committee structure and functions and other policies for the governance of the company. Our Corporate Governance Guidelines are available without charge on the investor relations section of our website at http://ir.anaptysbio.com.

Board Composition and Leadership Structure

The positions of Chief Executive Officer and Chairman of our Board are held by two different individuals. Daniel Faga has served as our President and Chief Executive Officer since August 3, 2023. John Orwin serves as Chairman of our Board. This separated structure allows our Chief Executive Officer to focus on our day-to-day business while our Chairman leads our Board in its fundamental role of providing advice to, and independent oversight of, management. Our Board believes such separation is appropriate, as it enhances the accountability of the Chief Executive Officer to the Board and strengthens the independence of the Board from management.

Board’s Role in Risk Oversight

Our Board believes that open communication between management and the Board is essential for effective risk management and oversight. Our Board meets with our Chief Executive Officer and other members of the senior management team at quarterly Board meetings, where, among other topics, they discuss strategy and risks in the context of reports from the management team and evaluate the risks inherent in significant transactions. While our Board is ultimately responsible for risk oversight, our board committees assist the Board in fulfilling its oversight responsibilities in certain areas of risk. The audit committee assists our Board in fulfilling its oversight responsibilities with respect to risk management in the areas of cybersecurity assessment and internal control over financial reporting and disclosure controls and procedures. The compensation committee assists our Board in assessing risks created by the incentives inherent in our compensation policies. The nominating and corporate governance committee assists our Board in fulfilling its oversight responsibilities with respect to the management of corporate, legal and regulatory risk.

Cybersecurity Risk Oversight

Securing the information of participants in our studies, medical professionals, team members, and other third parties is important to us. Moreover, our Board recognizes the critical importance of maintaining the trust and confidence of our investors, business partners and employees. We have adopted physical, technological, and administrative controls on data security, and have a defined procedure for data incident detection, containment, response, and remediation. While everyone at our company plays a part in managing these risks, oversight responsibility is shared by our Board, our audit committee, and management.

Non-Employee Director Compensation

The following table sets forth a summary of the compensation earned by AnaptysBio, Inc.’s non-employee directors for their service on our Board during the year ended December 31, 2025. Mr. Faga is not paid any fees or other compensation for services as a member of our Board. For Mr. Faga’s compensation as our President and Chief Executive Officer, see the section below entitled “Executive Compensation”:

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards(2) ($)	Stock Awards(2) ($)	Total ($)
Dennis Fenton, Ph.D.	$65,000	$180,808	$89,425	$335,233
Rita Jain, M.D.	$46,750	$180,808	$89,425	$316,983
Magda Marquet, Ph.D.	$50,000	$180,808	$89,425	$320,233
John Orwin	$100,000	$180,808	$89,425	$370,233
John P. Schmid	$66,750	$180,808	$89,425	$336,983
J. Anthony Ware, M.D.	$70,000	$180,808	$89,425	$340,233
Oleg Nodelman	$—	$—	$—	$—
Hollings Renton	$50,000	$180,808	$89,425	$320,233

(1) As of December 31, 2025, Dr. Fenton held outstanding options to purchase 92,327 shares of common stock and 6,030 restricted stock units (“RSUs”); Dr. Jain held outstanding options to purchase 51,635 shares of common stock and 7,330 RSUs; Dr. Marquet held outstanding options to purchase 75,604 shares of common stock and 6,030 RSUs; Mr. Orwin held outstanding options to purchase 46,391 shares of common stock and 7,330 RSUs; Mr. Schmid held outstanding options to purchase 101,820 shares of common stock and 6,030 RSUs; Dr. Ware held outstanding options to purchase 126,085 shares of common stock and 6,030 RSUs; and Mr. Renton held outstanding options to purchase 101,820 shares of common stock and 6,030 RSUs.

(2) The amounts reported in the option awards and the stock awards columns represent the grant date fair value of such awards granted to the directors during the year ended December 31, 2025 as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”). The assumptions used in calculating the grant date fair value of the stock options reported in the option awards column are set forth in Note 8 to AnaptysBio, Inc.’s audited consolidated financial statements included in AnaptysBio, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025. Note that the amounts reported in this column reflect the accounting cost for these stock options and RSUs, and do not correspond to the actual economic value that may be received by AnaptysBio, Inc.’s directors from the options.

Our compensation arrangements for non-employee directors are reviewed periodically by our compensation committee and our Board. In addition, Compensia, Inc. (“Compensia”), the compensation committee’s independent compensation consultant until September 2025, provided a competitive analysis of director compensation levels, practices and design features as compared to the general market as well as to our compensation peer group. Based on this analysis, certain of the compensation terms described below were increased for 2024 from the prior year to better align with compensation paid by our peer group and market practices and to remain competitive.

Cash Compensation

Pursuant to our non-employee director compensation policy, each of our non-employee directors is provided with an annual cash compensation. Cash compensation is paid quarterly in arrears, and is prorated for partial service during a quarter.

The table below summarizes the cash compensation of our non-employee directors for 2025 pursuant to our director compensation policy.

2025
Retainer	$40,000
Audit Committee Chair	$20,000
Audit Committee Member	$10,000
Compensation Committee Chair	$15,000
Compensation Committee Member	$6,750
Nominating and Corporate Governance Committee Chair	$10,000
Nominating and Corporate Governance Committee Member	$5,000
R&D Committee Chair	$15,000
R&D Committee Member	$10,000
Non-Executive Chair	$35,000

Equity Compensation

Our non-employee director compensation policy is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under our non-employee director compensation policy, each non-employee director will be eligible to receive the following amounts for their service on our Board:

•
Initial Stock Option Grant. Each new non-employee director receives a stock option to purchase 16,510 shares of common stock and 6,030 RSUs, as well as a prorated annual equity grant.
•
Annual Stock Option Grants. Each of our non-employee directors generally receives an annual stock option grant in January to purchase 16,510 shares of common stock and 6,030 RSUs.

All equity awards held by our non-employee directors will accelerate in full upon a change in control.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and certain other information about our executive officers as of the date of this Amendment:

Name	Age	Position
Daniel Faga	46	President and Chief Executive Officer and Director

Mr. Faga’s biographical information is set forth above under the heading “Our Board of Directors.”

On April 20, 2026, we distributed all outstanding shares of common stock of our subsidiary First Tracks Biotherapeutics, Inc. (“First Tracks Biotherapeutics”) to holders of our stock as a pro rata dividend. In connection with the Spin-Off (as defined below), Eric Loumeau, Paul Lizzul, M.D., Ph.D., and Dennis Mulroy separated from the Company effective as of April 20, 2026.

Our executive officers are appointed by, and serve at the discretion of, our Board. There are no family relationships among any of our directors or executive officers.

None of our directors, executive officers, significant employees or control persons has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Item 11. Executive Compensation

This overview and narrative (“Compensation Disclosure”) describes the key elements of our executive compensation program and compensation decisions for our named executive officers for 2025. This Compensation Disclosure is intended to be read in conjunction with the tables that immediately follow this section, which provide additional compensation information for our named executive officers. As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies. However, we believe the additional narrative disclosure with respect to our executive compensation program will provide our stockholders with further information regarding our company and our executive compensation program and practices and therefore will assist in their consideration of the non-binding advisory vote with respect to named executive officer compensation that will be included in our proxy statement for the upcoming annual meeting.

For the fiscal year ended December 31, 2025, our “named executive officers” (“NEOs”) were:

•
Daniel Faga, President and Chief Executive Officer and Director;
•
Paul Lizzul, Chief Medical Officer; and
•
Dennis Mulroy, Chief Financial Officer

2025 Corporate Performance Summary

We made progress on several program and corporate milestones during 2025, including the following:

•
Advanced ANB033 through Phase 1a trial in healthy volunteers and initiated a Phase 1b trial to treat celiac disease;
•
Completed rosnilimab Phase 2b trial to treat rheumatoid arthritis with rosnilimab, with final clinical data presented at ACR in October 2025;
•
Initiated ANB101 Phase 1a trial in healthy volunteers;
•
Out-licensed imsidolimab to Vanda Pharmaceuticals; and
•
Announced intent to separate biopharma operations from royalty assets by year-end 2026.

Executive Compensation Policies and Practices

We endeavor to maintain sound compensation governance standards consistent with our executive compensation policies and practices. Our compensation committee evaluates our executive compensation program on a regular basis (and no less than annually) to ensure that it is consistent with our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. The following summarizes our executive compensation and related policies and practices:

What We Do

•
Maintain an Independent Compensation Committee. Our compensation committee consists solely of independent directors who establishes our compensation practices.
•
Retain an Independent Compensation Advisor. Our compensation committee has engaged its own compensation consultant to provide information, analysis, and other advice on executive compensation independent of management. In 2025, the compensation committee continued its engagement with Alpine Rewards as its independent compensation consultant. Alpine Rewards did not perform any other consulting or other services for us in 2025.
•
Annual Executive Compensation Review. Our compensation committee conducts an annual review and approval of our compensation strategy, including a review and determination of our compensation peer group used for comparative purposes and a review of our compensation-related risk profile to ensure that our compensation programs do not encourage excessive or inappropriate risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us.
•
Compensation At-Risk. Our executive compensation program is designed so that a significant portion of each of our named executive officer’s compensation is “at-risk” based on corporate performance against pre-specified annual goals, as well as equity-based, to align the interests of our executive officers and stockholders.
•
Use a “Pay-for-Performance” Philosophy. The majority of our named executive officers’ compensation is directly linked to corporate performance through short-term performance-based annual bonuses and long-term equity awards, including certain corporate performance-based equity awards. We also structure their target total direct compensation opportunities with a strong emphasis on the long-term equity component, thereby making a substantial portion of each named executive officer’s target total direct compensation dependent upon our stock price performance.
•
Succession Planning. On an as-needed basis, our Board, with input from the nominating and corporate governance committee, reviews the risks associated with our named executive officer positions to ensure adequate succession plans are in place.
•
Clawback Policy. Our executive officers are subject to a compensation recovery “clawback” policy that provides for the recovery of excess incentive-based compensation in the event we are required to restate our financial statements.

What We Do Not Do

•
No Guaranteed Bonuses. We do not provide guaranteed bonuses to our named executive officers.
•
No Executive Retirement Plans. We do not currently offer defined benefit pension plans or any non-qualified deferred compensation plans or arrangements to our named executive officers other than the plans and arrangements that are available to employees generally.
•
No Hedging or Pledging. We prohibit our employees (including our named executive officers) and the non-employee members of our Board from hedging or pledging our securities.
•
No Special Welfare or Health Benefits. We do not provide our named executive officers with any welfare or health benefit programs, other than participation in our broad-based employee programs.

Stockholder Advisory Vote to Approve Named Executive Officer Compensation

At our 2025 Annual Meeting of Stockholders, we conducted a non-binding stockholder advisory vote on the compensation of our named executive officers (commonly known as a “Say-on-Pay” vote). Our Board and our compensation committee consider the results of the Say-on-Pay vote in determining the compensation of our executive officers, including our named executive officers. At our 2025 Annual Meeting of Stockholders, approximately 73% of the votes cast approved our executive compensation program.

We value the opinion of our stockholders. Our Board and our compensation committee will continue to consider the result of the Say-on-Pay vote, as well as feedback received throughout the year, when making compensation decisions for our executive officers.

In addition, consistent with the recommendation of our Board and the preference of our stockholders as reflected in the non-binding stockholder advisory vote on the frequency of future Say-on-Pay votes held at our 2025 Annual Meeting of Stockholders, we continue to hold future Say-on-Pay votes on an annual basis.

Executive Compensation Philosophy & Objectives

The principal objectives of our executive compensation program, policies, and practices are to:

•
offer competitive compensation which enables us to attract and retain high-caliber executives;
•
reward the achievement of our business objectives by directly linking annual bonuses to the achievement of objectives that build long-term stockholder value;
•
recognize both corporate and individual performance by providing opportunities for career advancement and opportunities for above-median short-term and long-term compensation based on measurable corporate and individual performance; and
•
align the interests of our executives with those of our stockholders by incentivizing and rewarding the creation of stockholder value.

Our compensation committee believes an appropriate, well-designed compensation program should align executive interests with the drivers of growth and stockholder returns by supporting the achievement of our primary business goals. Further, the compensation program must enable us to attract and retain employees whose talents, expertise and leadership can drive our success and sustained growth in long-term stockholder value.

Our executive compensation program has reflected our industry and life-cycle stage, including the fact that we are a biotechnology company whose product candidates are in pre-clinical and clinical development and remain subject to regulatory approval. As a result, our revenues have been limited. Our historical compensation programs have focused on long-term incentive compensation in the form of equity awards relative to cash compensation. This approach seeks to place a substantial portion of executive compensation at risk by rewarding our named executive officers, in a manner comparable to our stockholders, for achieving our business and financial objectives.

In addition, we have a performance-oriented compensation philosophy focused on creating long-term value. Our executive compensation program is heavily weighted toward variable, at-risk performance based bonuses, long-term equity awards, and performance based equity awards.

We maintain an annual performance-based cash bonus plan for our named executive officers. Payments under this cash bonus plan are based primarily on our level of achievement of pre-established corporate performance goals to tie compensation of our named executive officers to achievement of key corporate objectives, which will ultimately create stockholder value. We also provide long-term equity awards to motivate our named executive officers in a manner that directly aligns their interest with our long-term strategic direction and the interests of our stockholders, as well as providing our executive officers with an incentive to remain with us as their equity awards vest.

When considering the total variable pay-mix for our executive officers, we seek to design and implement a competitive executive compensation program that combines both cash and incentive elements based on annual performance objectives and long-term equity elements that will be flexible and complementary to meet our compensation objectives. Our compensation committee has not adopted any formal policies or guidelines for allocating compensation between current and long-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. The factors taken into account by our compensation committee in setting the level of fixed and variable cash compensation and non-cash compensation are described in greater detail below in “Compensation-Setting Process” and “Compensation Elements.”

Compensation-Setting Process

Our compensation committee has overall responsibility for overseeing our compensation and benefits policies generally, and overseeing and evaluating the compensation plans, policies and practices applicable to our Chief Executive Officer and other named executive officers.

In carrying out its responsibilities, our compensation committee evaluates our compensation policies and practices with a focus on the degree to which these policies and practices reflect our executive compensation philosophy, develops strategies and makes decisions that it believes further our philosophy or align with developments in best compensation practices, and reviews the performance of our named executive officers when making decisions with respect to their compensation.

In discharging its responsibilities, our compensation committee engages an external compensation consultant to assist it by providing information, analysis and other advice relating to our executive compensation program. Our compensation committee also takes into consideration input from our Chief Executive Officer (other than with respect to himself) and other members of our management team.

Our compensation committee’s authority, duties, and responsibilities are further described in its charter, which is reviewed annually and revised and updated as warranted. The charter is available on our company website. Our compensation committee also retains an independent compensation consultant (as described below) to provide support in its review and assessment of our executive compensation program.

Updated Competitive Positioning

During 2024, our compensation committee directed Alpine Rewards to refresh our compensation peer group for 2025. In evaluating the companies to comprise the compensation peer group at that time, Alpine Rewards considered the following criteria: (i) biotechnology and pharmaceutical companies with therapeutic similarity in inflammation, immune-oncology, and other antibody-based therapies; (ii) with lead drugs in phase II or III or pending approval; (iii) ~50 - ~250 employees (~0.5 to ~2.5 of our current headcount); and (iv) a market capitalization of 0.33x to 3.0x our market capitalization.

Based on a review of the analysis prepared by Alpine Rewards in December 2024, our compensation committee approved an updated compensation peer group, referred to as the 2025 peer group, consisting of the following companies:

Allogene Therapeutics	Centessa Pharmaceuticals	Kura Oncology
ALX Oncology	IGM Biosciences	Kymera Therapeutics
Apogee Therapeutics	iTeos Therapeutics	Pilant Therapeutics
Arcellx	Janux Therapeutics	Replimune Group
Astria Therapeutics	Jasper Therapeutics	Xencor

Our compensation committee used the 2025 peer group as a reference in December 2024 for its compensation decisions regarding 2025.

The compensation practices of the peer group were the primary guide used by our compensation committee to compare the competitiveness of each compensation element and overall compensation levels (base salary, target annual cash bonus opportunities, and long-term incentive compensation) for purposes of decisions relating to compensation.

Our compensation committee reviews our compensation peer group each year (or more frequently if there have been significant changes to either our business model or market capitalization) and makes adjustments to its composition if warranted, taking into account changes in both our business and the businesses of the companies in the peer group.

Compensation Elements

In 2025, the principal elements of our executive compensation program, and the objective for each element, were as follows:

Element	Type	Objective
Base Salary	Fixed	Provide a secure, fixed compensation amount that reflects executive’s scope of responsibility, skill-level and performance and is competitive with the market.
Annual Cash Bonus Awards	Variable	Designed to motivate our executives to achieve annual business objectives and provide financial incentives when we meet or exceed these annual corporate objectives.
Long-Term Incentive Compensation	Variable	Designed to align the interests of our executives with those of our stockholders by motivating them to create sustainable long-term stockholder value.

Base Salary

Base salary represents the fixed portion of the compensation of our named executive officers and is an important element of compensation intended to attract and retain highly-talented individuals by providing an amount of fixed pay that compensates executives for their scope of responsibility, skill-level and performance.

In December 2024, our compensation committee reviewed the base salaries of our named executive officers, taking into consideration a competitive market analysis prepared by its compensation consultant using the then-current peer group and the other factors described in “Compensation-Setting Process” above. Following this review, our compensation committee approved base salary increases for each of our named executive officers, effective January 1, 2025, to bring their base salaries to levels that were comparable to those of similarly-situated executives at the companies in our compensation peer group.

The base salaries paid to our named executive officers during 2025 are set forth in the “Executive Compensation 2025 Summary Compensation Table” below.

Annual Performance-Based Cash Bonuses

We use an annual performance-based cash bonus plan to motivate our employees, including our named executive officers, to achieve our key annual corporate business objectives. In December 2024, our compensation committee and Board adopted an annual cash bonus plan for 2025 (the “2025 Cash Bonus Plan”) to provide financial incentives related to the achievement of principal goals set forth in our 2025 annual operating plan. The 2025 Cash Bonus Plan provided for bonus payments to be funded based on our level of achievement with respect to corporate performance goals (as described below).

For purposes of the 2025 Cash Bonus Plan, cash bonus payments were based upon a specific percentage of each participant’s base salary. In December 2024, our compensation committee reviewed the target annual cash bonus opportunities of our named executive officers, taking into consideration the factors described in “Compensation-Setting Process” above and approved the target annual cash bonus opportunities for each of the named executive officers.

The table below shows the 2025 target annual cash bonus opportunities for our named executive officers, expressed as a percentage of base salary, which targets remain unchanged from 2024:

Named Executive Officer	2025 Target Annual Cash Bonus Opportunity (as a percentage of base salary)
Daniel Faga	60%
Paul Lizzul M.D., Ph.D.	40%
Dennis Mulroy	40%

Corporate Performance Goals

Participants in the 2025 Cash Bonus Plan were eligible to receive a bonus payment based upon the attainment of one or more corporate performance goals that were selected and approved by our compensation committee and which related to financial and operational metrics that were important to us. The corporate performance component of the 2025 Cash Bonus Plan was to be funded based on our actual results for the year as evaluated against these performance goals and account for 100% of the NEOs total bonus opportunity.

In December 2024, our compensation committee and Board approved corporate performance goals in each of the following categories for purposes of the 2025 Cash Bonus Plan:

i. Rosnilimab RA—(a) Read out RA Phase 2b top-line results in Q1 2025 and (b) Enable Phase 3 development plan;

ii. Rosnilimab UC—(a) Read out UC Phase 2 top-line results by Q4 2025 and (b) Enable Phase 3 development plan;

iii. Early Portfolio and Expansion—(a) ANB033 (CD122 antagonist): on track to read out top-line Phase 1b results in celiac disease in 2026; (b) ANB101 (BDCA2 modulator): on track for Phase 1 results in 2026; (c) conduct certain business development activities;

iv. Capitalization—Manage operating expenses within approved budget, extend cash runway, conduct certain business development activities; and

v. Organizational Talent and Culture—Retain, develop and recruit leadership to support future growth expectations and ensure consistent company culture, vision and values.

Each corporate performance goal was evaluated and selected according to our compensation committee’s assessment of its relative importance to the execution of our annual business plan. Our primary focus was on our clinical development and research programs, as they are key drivers of our business. We allocated the remainder of the bonus opportunity to managing operations such as finance, retaining, developing and recruiting leadership to support future growth, and ensuring consistent company culture, which are also necessary for the execution of our business plan.

For purposes of the 2025 Cash Bonus Plan, our compensation committee reserved the discretion to consider the level of achievement of a particular performance goal, or other corporate achievements during 2025 when determining the actual funding level for the plan. This discretion enables our executive officers to focus on the pre-established corporate goals, while also providing flexibility for our executive officers to be nimble in responding to new developments and setbacks, which is necessary for the execution of our business plan.

In December 2025, our compensation committee reviewed performance against the corporate goals. Our compensation committee recognized the effective execution and significant progress made on certain critical business goals, including the advancement of clinical programs and the achievement of internal research goals and those related to our partnered programs; however, our compensation committee also acknowledged the achievement of a positive stockholder return in 2025. Accordingly, our compensation committee recommended and our Board determined that our corporate goals were achieved at 110% of target.

The 2025 bonuses earned by our named executive officers are set forth in “Executive Compensation 2025 Summary Compensation Table” below.

Long-Term Incentive Compensation

Our long-term, equity-based incentive awards are designed to align the interests of our named executive officers with the interests of our stockholders. Because vesting of our equity awards is generally subject to continued service over a period of several years following the date of grant, our equity-based incentives also serve as a retention device for our named executive officers. We generally provide initial equity-based incentive awards in connection with the commencement of employment of our named executive officers as an inducement to commencement of employment. We award annual equity-based incentive awards at or shortly following the end of each year. Awards are subject to vesting over a period of multiple years to provide long-term incentives to deliver sustained stockholder value and to facilitate retention. From time to time, we may also grant awards with performance-based metrics to incentivize and reward targeted corporate goals.

The compensation committee believes that a combination of stock options and RSUs, each with multi-year vesting, provide a balance of incentive and retention and, accordingly, are the most effective compensation strategy for us at this time. The compensation committee views stock options as inherently performance-based compensation that provides a direct link between executive pay and stockholder return, as the value realized, if any, by the executive, is dependent upon, and directly proportionate to, appreciation in stock price over the exercise period and throughout the remaining term prior to exercise. Additionally, stock options will not provide value to the holder if the value of our stock price does not increase after the award is granted. RSUs are a common incentive used by many of our talent competitors, and provide retentive value to executives, particularly during any periods of stock price volatility.

For our 2025 executive long-term incentive mix, the compensation committee determined, in consultation with its compensation consultant, to again include stock options and RSUs.

Typically, we have granted equity based awards of our common stock to our named executive officers as part of our compensation committee’s annual review of executive compensation. To date, our compensation committee has not applied a rigid formula in determining the size of these equity awards. Instead, our compensation committee determines the amount of the equity award for each named executive officer after taking into consideration a compensation analysis performed by its compensation consultant using market data, the equity award recommendations of our Chief Executive Officer (except with respect to his own award), the amount of equity compensation held by the named executive officer (including the current economic value of his or her unvested equity and the ability of these unvested holdings to satisfy our retention objectives), and the factors described in “Compensation-Setting Process” above.

2025 “Refresh” Equity Awards

In January 2025, based upon the considerations and analysis described above, our compensation committee determined to grant options to purchase shares of our common stock and RSUs to our named executive officers in amounts that it considered to be consistent with our compensation philosophy and its desired market positioning and which also recognized the performance of each of our named executive officers. The stock options and RSUs granted to our named executive officers in January 2025 were as follows:

Named Executive Officer	Number of Shares Underlying Stock Options (1) (#)	Number of RSUs(2) (#)
Daniel Faga	305,500	107,350
Paul Lizzul M.D., Ph.D.	97,200	34,100
Dennis Mulroy	76,400	26,800

(1) The options to purchase shares of our common stock vest and become exercisable over a four-year period, with 25% of the shares of our common stock subject to the options vesting on the first anniversary of the date of grant and 1/48th of the shares of our common stock subject to the options vesting in equal monthly installments thereafter, contingent upon the named executive officer remaining continuously employed by us through each applicable vesting date.

(2) The RSUs vest in annual equal installments over four years, contingent upon the named executive officer remaining continuously employed by us through each applicable vesting date.

2024 Share Price-Based Performance RSUs

In July 2024, after undertaking a comprehensive review and analysis with Compensia, our former independent compensation consultant, our compensation committee determined to grant contingent Performance Stock Units (the “2024 PSUs”) to our named executive officers, with each performance stock unit (“PSU”) representing a contingent right to receive one share of common stock upon the achievement of $50, $75, and $100 share price, which is approximately a 100%, 200% and 300% price increase above the share price at time of grant. At the time of grant, our 30-day average closing price was $26.29 per share. The 2024 PSUs have the potential to provide meaningful compensation to our executives, but only if they deliver exceptional performance that creates significant returns for the stockholders. The 2024 PSUs were designed to incentivize significant and sustained out performance, with vesting only occurring at stock price targets significantly above our historical stock price and such targets must be satisfied over a 60-trading day average. Moreover, 2024 PSUs were designed to drive our strategic direction and value creation over the long-term by encouraging leadership continuity and collaboration and motivating the executives with equity that rewards them for providing sustained meaningful increases in stockholder value.

The PSUs have a four-year performance period and are divided into three equal tranches, with each tranche eligible to vest based on the achievement, within the performance period, of certain share price targets. If a share price target is achieved, the PSUs allocated to such share price target shall become eligible to vest (the “Eligible PSUs”) with (i) 50% of the Eligible PSUs vesting on the one-year anniversary of the later to occur of the date our compensation committee determines achievement of a share price target and July 1, 2025 (such later date the “Service Vesting Commencement Date”) and the remaining 50% of the Eligible PSUs vesting on the two-year anniversary of the Vesting Commencement Date. As of December 31, 2025, none of the share price targets were achieved and none of the PSUs were eligible to vest. As of March 2026, the $50 share price target was achieved and the applicable tranche of PSUs was earned and 50% of such tranche was fully vested and 50% of each tranche was converted into time-based RSUs vesting on March 12, 2027 and March 12, 2028.

Welfare and Health Benefits

Our named executive officers participate in our company-sponsored benefit programs on generally the same basis as other salaried employees, including with respect to our 401(k) plan and health and welfare benefits.

Perquisites and Other Personal Benefits

Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide significant perquisites or other personal benefits to our named executive officers, except as generally made available to our employees, or in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make him or her more efficient and effective, and for recruitment and retention purposes. During 2025, none of our named executive officers received perquisites or other personal benefits that were, in the aggregate, $10,000 or more for each individual.

In the future, we may provide perquisites or other personal benefits in limited circumstances, such as those described in the preceding paragraph. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by our compensation committee.

Impact of the 2026 Spin‑Off on Executive Officers and Executive Compensation Arrangements

On April 20, 2026, we completed the previously announced separation (the “Spin-Off”) of First Tracks Biotherapeutics from the Company. The following briefly describes the executive officer transitions and compensatory changes occurring in connection with the Spin-Off.

Spin-Off Executive Officer Transitions

Following the Spin-Off, our only executive officer will be Daniel Faga. On April 20, 2026, we entered into a consulting agreement with Daniel Faga (the “Faga Consulting Agreement”), pursuant to which Mr. Faga will be engaged as a consultant to serve as Chief Executive Officer of the Company at least through January 15, 2027. Mr. Faga’s outstanding equity awards will continue vesting pursuant to their terms during his consultancy, and Mr. Faga remains eligible for accelerated vesting in the event he is terminated prior to January 15, 2027.

On March 26, 2026, we entered into a transition and separation agreement with Dennis Mulroy (the “Mulroy Separation Agreement”), which was effective upon the Spin-Off. The Mulroy Separation Agreement provides that, among other things, the Mulroy Employment Agreement (as defined below) was terminated effective as of the Spin-Off, and in exchange for executing a general release of claims in favor of the Company, Mr. Mulroy will receive a lump sum payment equal to nine months of base pay and reimbursement for his COBRA premiums for a period of 9 months.

In connection with the Spin-Off, Paul Lizzul’s employment as our Chief Medical Officer ceased.

Treatment of Equity in Spin-Off

In connection with the Spin-Off, each of our outstanding equity awards, including the outstanding equity awards held by our NEOs as of the Spin-Off were treated as follows:

Options. Each outstanding option was converted into (i) an adjusted AnaptysBio, Inc. option covering the same number of shares and (ii) a new First Tracks Biotherapeutics option covering a number of shares equal to the original share number multiplied by the distribution ratio. The aggregate exercise price was allocated between the two options based on the respective first closing prices of AnaptysBio, Inc. common stock and First Tracks Biotherapeutics common stock following the Spin-Off. The new First Tracks Biotherapeutics options were issued under the First Tracks Biotherapeutics 2026 Equity Incentive Plan (the “2026 Plan”) on substantially similar terms and conditions as the original AnaptysBio, Inc. options, including vesting, except that references to AnaptysBio, Inc. were adjusted to refer to First Tracks Biotherapeutics.

Restricted Stock Units. Each holder of our RSUs received one First Tracks Biotherapeutics RSU for every AnaptysBio, Inc. RSU and continues to hold the original AnaptysBio, Inc. RSU in accordance with the applicable award agreement. The First Tracks Biotherapeutics RSUs were issued under the 2026 Plan on substantially similar terms and conditions as the original AnaptysBio, Inc. RSUs, including vesting, except that references to AnaptysBio, Inc. were adjusted to refer to First Tracks Biotherapeutics.

Performance Stock Units. Outstanding PSUs that related to the $75 and $100 stock-price hurdles were cancelled and replaced with new PSUs covering shares of First Tracks Biotherapeutics common stock equal in value to the cancelled awards, rounded down to the nearest whole share. The replacement PSUs are subject to substantially equivalent terms and conditions as the cancelled PSUs, except that the stock-price hurdles were equitably adjusted to retain the same ratio relative to the First Tracks Biotherapeutics stock price following the Spin-Off as the original hurdles bore to our stock price prior to the Spin-Off, and performance will be measured based on the First Tracks Biotherapeutics stock price.

Change in Control. If, following the Spin-Off, a change in control of AnaptysBio, Inc. occurs, all outstanding AnaptysBio,Inc. equity awards as of the Spin-Off shall accelerate and vest “single-trigger”.

Summary Compensation Table

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our named executive officers for services rendered during the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)		Option Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation ($)		Total ($)
Daniel Faga	2025	706,011	1,592,001		3,345,653	465,968	24,310	(4)	6,133,943
President and Chief Executive Officer and Director	2024	685,448	6,889,127	(3)	5,723,455	308,452	23,810	(4)	13,630,292
Paul Lizzul	2025	545,754	505,703		1,064,476	221,031	28,413	(6)	2,365,377
Chief Medical Officer	2024	529,859	2,128,976	(5)	1,741,973	158,958	23,742	(6)	4,583,508
Dennis Mulroy	2025	510,070	397,444		836,687	224,431	39,295	(8)	2,007,927
Chief Financial Officer	2024	495,213	1,196,600	(7)	1,368,672	148,564	29,858	(8)	3,238,907

(1) The amounts reported in the Option Awards and Stock Awards columns represent the grant date fair value of the stock options, RSUs, and PSUs granted to the named executive officers during the years ended December 31, 2025 and 2024 as computed in accordance with ASC Topic 718. The grant date fair value of the 2024 PSUs is estimated based upon the expected achievement of the performance metric specified in the PSU Agreement as of the grant date, using a Monte Carlo simulation. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 8 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. Note that the amounts reported in these columns reflect the accounting cost for these stock options, RSUs and PSUs, and do not correspond to the actual economic value that may be received by our named executive officers from such awards.

(2) The amounts reported in the “Non-Equity Incentive Plan Compensation” column reflect the annual cash bonuses paid under our annual cash bonus plan.

(3) In addition to time-vesting RSUs, includes $3,949,862 related to PSUs granted to Mr. Faga during the year ended December 31, 2024, contingent on achieving a $50, $75 and $100 share price.

(4) Includes 401(k) matching contributions and group term life insurance premiums paid on behalf of Mr. Faga.

(5) In addition to time-vesting RSUs, includes $1,234,334 related to PSUs granted to Dr. Lizzul during the year ended December 31, 2024, contingent on achieving a $50, $75 and $100 share price.

(6) Reflects 401(k) matching contributions and group term life insurance premiums paid on behalf of Dr. Lizzul.

(7) In addition to time-vesting RSUs, includes $493,728 related to PSUs granted to Mr. Mulroy during the year ended December 31, 2024, contingent on achieving a $50, $75 and $100 share price.

(8) Reflects 401(k) matching contributions and group term life insurance premiums paid on behalf of Mr. Mulroy.

Outstanding Equity Awards as of December 31, 2025

The following table presents, for each of our named executive officers, information regarding outstanding stock options, RSUs and PSUs held as of December 31, 2025:

	Option Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Daniel Faga(3)	11/26/2021	2,321	—	31.12	11/25/2031
	11/26/2021	11,000	—	31.12	11/25/2031
	02/10/2022	9,200	—	30.44	02/09/2032
	01/06/2023	142,115	52,785	23.23	01/05/2033
	01/03/2024	181,901	197,719	21.19	1/02/2034
	01/07/2025	—	305,500	14.83	01/06/2035
Paul Lizzul (4)	07/30/2020	83,500	—	18.50	07/29/2030
	02/10/2021	45,000	—	29.70	02/09/2031
	02/10/2021	10,000	—	29.70	02/09/2031
	02/10/2022	67,083	2,917	30.44	02/09/2032
	12/15/2022	15,000	—	28.64	12/14/2032
	01/06/2023	48,905	18,165	23.23	01/05/2033
	01/03/2024	55,363	60,177	21.19	01/02/2034
	01/07/2025	—	97,200	14.83	01/06/2035
Dennis Mulroy(5)	07/13/2020	60,600	—	20.16	07/12/2030
	02/10/2021	45,000	—	29.70	02/09/2031
	02/10/2021	10,000	—	29.70	02/09/2031
	02/10/2022	67,083	2,917	30.44	02/09/2032
	12/15/2022	15,000	—	28.64	12/14/2032
	01/06/2023	41,752	15,508	23.23	01/05/2033
	01/03/2024	43,499	47,281	21.19	01/02/2034
	01/07/2025	—	76,400	14.83	01/06/2035

		Stock Awards
Name	Grant Date(1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(2)
Daniel Faga(3)	01/06/2023	35,700	1,730,736
	01/03/2024	104,032	5,043,471
	07/22/2024			160,000	7,756,800
	01/07/2025	107,350	5,204,328
Paul Lizzul (4)	01/06/2023	12,290	595,819
	01/03/2024	31,665	1,535,119
	07/22/2024			50,000	2,424,000
	01/07/2025	34,100	1,653,168
Dennis Mulroy(5)	01/06/2023	10,490	208,331
	01/03/2024	24,877	439,171
	07/22/2024			20,000	969,600
	01/07/2025	26,800	1,299,264

(1) Except where otherwise noted, the underlying shares of each option vest over four years, with 1/4 of the underlying shares vesting on the first calendar anniversary of the grant date and, thereafter, 1/48 of the underlying shares vest on the same day of each succeeding calendar month, subject to the optionee’s employment through each applicable vesting date, such that 100% of the underlying shares will have vested on the fourth calendar anniversary of the grant date.

(2) Based on the closing price of our common stock on December 31, 2025, the last trading date of 2025, of $48.48.

(3) The options vest as to their underlying shares as follows: (i) the shares underlying the 2,321 options granted on November 26, 2021 have fully vested; (ii) the 11,000 shares underlying the option granted on November 26, 2021 have fully vested; (iii) the 9,200 shares underlying the option granted on February 10, 2022 have fully vested; (iv) of the 194,900 shares underlying the option granted on January 6, 2023, 1/4 vested on January 6, 2024, and 1/48 vest on the sixth of each succeeding calendar month, starting February 6, 2024; (v) of the shares underlying the 71,400 RSUs granted on January 6, 2023, 1/4 vested on January 6, 2024 and 1/4 vest annually thereafter; (vi) of the 379,620 shares underlying the option granted on January 3, 2024, 1/4 vested on January 3, 2025 and 1/48 vest on the third of each succeeding calendar month, starting February 3, 2025; (vii) of the shares underlying the 138,710 RSUs granted on January 3, 2024, 1/4 vested on January 3, 2025 and 1/4 vest annually thereafter; (viii) of the shares underlying the 160,000 PSUs granted on July 22, 2024, 50% will vest on the later of the one-year anniversary of the achievement of the applicable performance metric or July 1, 2026 and 50% will vest on the two-year anniversary of the achievement of the applicable performance metric (but no later than July 1, 2028), with the applicable performance metrics described above in the section entitled “—2024 Share Price-Based Performance RSUs ”; (ix) of the 305,500 shares underlying the option granted on January 7, 2025, 1/4 vested on January 7, 2026 and 1/48 will vest on the seventh day of each succeeding calendar month, starting February 7, 2026; and (x) of the shares underlying the 107,350 RSUs granted on January 7, 2025, 1/4 vested on January 7, 2026 and 1/4 vest annually thereafter. If we experienced a change in control in 2025 and Mr. Faga experienced a qualifying termination, Mr. Faga is eligible for certain accelerated vesting as described above under “—Potential Payments upon Termination or Change in Control.”

(4) The options vest as to their underlying shares as follows: (i) the shares underlying the 10,000 options granted on February 10, 2021 have fully vested; (ii) the 83,500 shares underlying the option granted on July 30, 2020 have fully vested; (iii) of the 45,000 shares underlying one of the options granted on February 10, 2021, 1/4 vested on February 10, 2022, and 1/48 vest on the tenth day of each succeeding calendar month, starting March 10, 2022; (iv) of the 70,000 shares underlying the options granted on February 10, 2022, 1/4 vested on February 10, 2023, and 1/48 vest on the tenth day of each succeeding calendar month, starting March 10, 2023; (v) 15,000 shares underlying one of the options granted on December 15, 2022 vested upon achievement of certain performance conditions; (vi) of the 67,070 shares underlying the option granted on January 6, 2023, 1/4 vested on January 6, 2024, and 1/48 vest on the sixth of each succeeding calendar month, starting February 6, 2024; (vii) of the shares underlying the 24,580 RSUs granted on January 6, 2023, 1/4 vested on January 6, 2024 and 1/4 vest annually thereafter; (viii) of the 115,540 shares underlying the option granted on January 3, 2024, 1/4 vested on January 3, 2025 and 1/48 will vest on the third day of each succeeding calendar month, starting February 3, 2025; (ix) of the shares underlying the 42,220 RSUs granted on January 3, 2024, 1/4 vested on January 3, 2025 and 1/4 vest annually thereafter; (x) the shares underlying the 50,000 PSUs granted on July 22, 2024, 50% will vest on the later of the one-year anniversary of the achievement of the applicable performance metric or July 1, 2026 and 50% will vest on the two-year anniversary of the achievement of the applicable performance metric (but no later than July 1, 2028),with the applicable performance metrics described above in the section entitled “— 2024 Share Priced-Based Performance RSUs”; (xi) of the 97,200 shares underlying the option granted on January 7, 2025, 1/4 vested on January 7, 2026 and 1/48 will vest on the seventh day of each succeeding calendar month, starting February 6, 2026; and (xii) of the shares underlying the 34,100 RSUs granted on January 7, 2025, 1/4 vested on January 7, 2026 and 1/4 vest annually thereafter. If we experienced a change in control in 2025 and Dr. Lizzul experienced a qualifying termination, Dr. Lizzul is eligible for certain accelerated vesting as described above under “—Potential Payments upon Termination or Change in Control.”

(5) The options vest as to their underlying shares as follows: (i) the shares underlying the 10,000 options granted on February 10, 2021 have fully vested; (ii) the 60,600 shares underlying the option granted on July 13, 2020 have fully vested; (iii) of the 45,000 shares underlying one of the options granted on February 10, 2021, 1/4 vested on February 10, 2022, and 1/48 vest on the tenth day of each succeeding calendar month, starting on March 10, 2022; (iv) of the 70,000 shares underlying the options granted on February 10, 2022, 1/4 vested on February 10, 2023, and 1/48 vest on the tenth day of each succeeding calendar month, starting March 10, 2023; (v) 15,000 shares underlying one of the options granted on December 15, 2022 vested upon achievement of certain performance conditions; (vi) of the 57,260 shares underlying the option granted on January 6, 2023, 1/4 vested on January 6, 2024, and 1/48 vest on the sixth of each succeeding calendar month, starting February 6, 2024; (vii) of the shares underlying the 20,980 RSUs granted on January 6, 2023, 1/4 vested on January 6, 2024 and 1/4 vest annually thereafter; (viii) of the 90,780 shares underlying the option granted on January 3, 2024, 1/4 vested on January 3, 2025 and 1/48 will vest on the third day of each succeeding calendar month, starting February 3, 2025; (ix) of the shares underlying the 33,170 RSUs granted on January 3, 2024, 1/4 vested on January 3, 2025 and 1/4 vest annually thereafter; (x) the shares underlying the 20,000 PSUs granted on July 22, 2024, 50% will vest on the later of the one-year anniversary of the achievement of the applicable performance metric or July 1, 2026 and 50% will vest on the two-year anniversary of the achievement of the applicable performance metric (but no later than July 1, 2028), with the applicable performance metrics described above in the section entitled “—2024 Share Priced-Based Performance RSUs”; (xi) of the 76,400 shares underlying the option granted on January 7, 2025, 1/4 vested on January 7, 2026 and 1/48 will vest on the seventh day of each succeeding calendar month, starting February 6, 2026; and (xii) of the shares underlying the 26,800 RSUs granted on January 7, 2025, 1/4 vested on January 7, 2026 and 1/4 vest annually thereafter. If we experienced a change in control in 2025 and Mr. Mulroy experienced a qualifying termination, Mr. Mulroy is eligible for certain accelerated vesting as described above under “—Potential Payments upon Termination or Change in Control.”

Pay-Versus-Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following disclosure regarding executive compensation for our NEOs our total shareholder return and our net income. Those rules require amounts included in the “compensation actually paid” columns of the table to be calculated according to a particular formula intended to demonstrate the relationship between executive compensation actually paid to a company’s NEOs and the company’s performance. The formula reflects a number of fair value adjustments to equity awards intended to show the change in value of those awards from one year to another. They do not reflect, however, the precise amounts actually earned by or paid to our executives during the years shown in the table.

The compensation committee approves and administers our executive compensation program to align executive compensation with stockholder interests by linking pay to performance. Our overall compensation program includes a mix of short-term and long-term components through our annual incentive plan and equity awards.

Pay-Versus-Performance
Year(1) (a)	Summary Compensation Table Total for PEO (Faga) (2) (b)	Compensation Actually Paid for PEO (Faga) (3) (c)	Average Summary Compensation Table Total for Non-PEO NEO (2) (d)	Average Compensation Actually Paid for Non-PEO NEOs (3) (e)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return (4) (f)	Net Income (g)
2025	$6,133,943	$41,738,418	$2,186,652	$12,471,713	$156	$(13,232,000)
2024	$13,630,292	$9,160,362	$3,911,208	$1,844,033	$43	$(145,231,000)
2023	$7,461,920	$(1,737,869)	$2,349,651	$544,250	$69	$(163,619,000)

(1) The Company’s PEOs and NEOs for the applicable fiscal years were as follows:

Year	PEO 1	Non-PEO NEOs
2025	Daniel Faga	Dennis Mulroy, Paul Lizzul
2024	Daniel Faga	Dennis Mulroy, Paul Lizzul
2023	Daniel Faga	Eric Loumeau, Paul Lizzul

(2) The dollar amounts reported in these columns represent (i) the amount of total compensation reported in the Summary Compensation Table for the applicable fiscal year our PEO and (ii) the average dollar amounts of total compensation reported in the Summary Compensation Table for the applicable fiscal year for our other NEOs as a group (excluding our PEO).

(3) The dollar amounts reported in these columns represent (i) the “compensation actually paid” to our PEO and (ii) the average “compensation actually paid” to our other NEOs as a group (excluding our PEO), based on their total compensation reported in the Summary Compensation Table for the applicable fiscal years and adjusted in accordance with Item 402(v) of Regulation S-K. The dollar amounts reported in this column for the latest fiscal year are adjusted as shown in the table below:

		2025 (PEO)	2025 (NEO Average)
	Summary Compensation Table - Total Compensation	$6,133,943	$2,186,652
-	Grant Date Fair Value of Stock Awards and Option Awards Granted in Fiscal Year	$(4,937,654)	$(1,402,155)
+	Fair Value at Fiscal Year End of Outstanding and Unvested Stock Awards and Option Awards Granted in Fiscal Year	$20,014,968	$5,684,280
+	Change in Fair Value of Outstanding and Unvested Stock Awards and Option Awards Granted in Prior Fiscal Years	$17,158,745	$4,805,546
+	Fair Value at Vesting of Stock Awards and Option Awards Granted in Fiscal Year That Vested During Fiscal Year	$—	$—
+	Change in Fair Value as of Vesting Date of Stock Awards and Option Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	$3,368,416	$1,197,390
-	Fair Value as of Prior Fiscal Year End of Stock Awards and Option Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year	$—	$—
=	Compensation Actually Paid	$41,738,418	$12,471,713

The fair value or change in fair value, as applicable, of equity awards in the “Compensation Actually Paid” columns has been estimated pursuant to the guidance in ASC Topic 718, and the valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of the grant.

(4) Pursuant to Item 402(v) of Regulation S-K, the comparison assumes $100 was invested on December 31, 2022 in our common stock. Historic stock price performance is not necessarily indicative of future stock price performance.

Compensation Actually Paid and Company TSR1

The following graph displays our compensation actually paid (CAP) vs. our cumulative TSR.

1. Cumulative TSR is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between the Company’s share price at the end and the beginning of the measurement period by the Company’s share price at the beginning of the measurement period.

Compensation Actually Paid and Net Income1

The following graph displays our compensation actually paid vs. Net Income. As a pre-commercial biotechnology company, we do not believe Net Income is yet a reasonable metric to measure our financial performance.

1. “Net Income” is calculated by subtracting expenses, interest, and taxes from revenue. The dollar amounts reported represent the amount of Net Income reflected in the Company’s audited financial statements for the applicable year.

Employment Agreements

The terms and conditions of employment of each of Mr. Faga, Dr. Lizzul and Mr. Mulroy are set forth in written employment agreements. Each of these arrangements was approved by our Board. We believed these employment agreements were necessary to induce these individuals to forego other employment opportunities or leave their current employer for the uncertainty of a demanding position in a new and unfamiliar organization.

Mr. Faga’s Employment Agreement

Pursuant to an employment agreement, effective as of August 3, 2023 (the “Faga Employment Agreement,” which amends, restates and supersedes Mr. Faga’s previous employment agreement dated March 21, 2022), Mr. Faga serves as AnaptysBio, Inc.’s President and Chief Executive Officer. The Faga Employment Agreement sets forth the principal terms and conditions of his employment as AnaptysBio, Inc.’s President and Chief Executive Officer, including his initial annual base salary and initial annual target cash bonus opportunity, which bonus may be earned based upon the achievement of specified performance goals (and which will be prorated for his partial year of service).

Pursuant to the Faga Consulting Agreement, Daniel Faga is engaged as a consultant to serve as President and Chief Executive Officer of the Company at least through January 15, 2027. Mr. Faga’s outstanding equity awards will continue vesting pursuant to their terms during his consultancy, and Mr. Faga remains eligible for accelerated vesting in the event he is terminated prior to January 15, 2027.

Dr. Lizzul’s Employment Agreement

Pursuant to an employment agreement effective as of July 31, 2020, as amended and restated on April 25, 2022 (the “Lizzul Employment Agreement”), Dr. Lizzul served as AnaptysBio, Inc.’s Chief Medical Officer. The Lizzul Employment Agreement sets forth the principal terms and conditions of his employment, including his annual base salary, subject to periodic review and an initial annual target cash bonus opportunity, which bonus may be earned based upon the achievement of specified performance goals. Dr. Lizzul’s employment was at will and could have been terminated at any time, with or without cause. However, pursuant to the terms of the Lizzul Employment Agreement, Dr. Lizzul would be entitled to severance benefits upon a qualifying termination of employment as described in “—Potential Payments upon Termination or Change in Control” below.

In connection with the Spin-Off, Dr. Lizzul has ceased to be our Chief Medical Officer, effective as of April 20, 2026.

Mr. Mulroy’s Employment Agreement

Pursuant to an employment agreement effective as of July 13, 2020, as amended on April 25, 2022 (the “Mulroy Employment Agreement”), Mr. Mulroy served as our Chief Financial Officer. The Mulroy Employment Agreement set forth the principal terms and conditions of his employment, including his annual base salary, subject to periodic review and an initial annual target cash bonus opportunity, which bonus may be earned based upon the achievement of specified performance goals. Mr. Mulroy’s employment was at will and could have been terminated at any time, with or without cause. However, pursuant to the terms of the Mulroy Employment Agreement, Mr. Mulroy would be entitled to severance benefits upon a qualifying termination of employment as described in “—Potential Payments upon Termination or Change in Control” below.

On March 26, 2026, we entered into the Mulroy Separation Agreement, conditioned upon and effective as of the Spin-Off on April 20, 2026. The Mulroy Separation Agreement provides that, among other things, the Mulroy Employment Agreement was terminated, and in exchange for executing a general release of claims in favor of the Company, Mr. Mulroy will receive a lump sum payment equal to nine months of base pay and reimbursement for his COBRA premiums for a period of nine months.

Potential Payments upon Termination or Change in Control

i.
Termination

Pursuant to the Faga Employment Agreement, the Lizzul Employment Agreement and the Mulroy Employment Agreement, in the event that, prior to the Spin-Off, Mr. Faga, Dr. Lizzul or Mr. Mulroy was terminated without “cause” or resigns for “good reason” (each as defined in the applicable employment agreement), provided that each delivers a signed settlement and general release in favor of us and satisfies all conditions to make such release effective, (i) in the case of Mr. Faga, he will receive continued severance payments for twelve months, and in the case of Dr. Lizzul and Mr. Mulroy, nine months, (ii) and if each elects continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), we will pay directly to the insurance provider of our group health plans, the monthly premium for such continuation coverage for each officer and his family, for twelve months, in the case of Mr. Faga, and nine months, in the case of Dr. Lizzul and Mr. Mulroy, or such earlier date on which coverage with a new employer is obtained and (iii) in the case of Mr. Faga, 12 months’ accelerated vesting of his equity awards (other than the 2024 PSUs, for which only 50% of Eligible PSUs shall vest).

ii.
Change in Control

Pursuant to the Faga Employment Agreement, if we experienced a change of control prior to the Spin-Off and Mr. Faga was terminated without “cause” or resigns for “good reason” (each as defined in the Faga Employment Agreement) upon the occurrence of, or within 13 months following, such change of control, and provided that Mr. Faga delivers a signed settlement and general release in favor of us and satisfies all conditions to make such release effective, (i) Mr. Faga would receive the continued severance payments and COBRA premiums described above for 18 months, (ii) a bonus payment equal to his target bonus payment for the year, (iii) a prorated bonus based on actual achievement by the Company of goals for the year, and (iv) all of Mr. Faga’s outstanding equity awards will vest in full (other than the 2024 PSUs, for which the Board shall determine the number of Eligible PSUs based on the achievement of the share price targets on the date of the change of control and such Eligible PSUs shall fully vest).

Pursuant to each of the Lizzul Employment Agreement and the Mulroy Employment Agreement, if we experienced a change in control prior to the Spin-Off and Dr. Lizzul or Mr. Mulroy, as applicable, was terminated without “cause” or resigns for “good reason” (each as defined in each of the Lizzul Employment Agreement and the Mulroy Employment Agreement) upon the occurrence of, or within 13 months following, such change of control, and provided that Dr. Lizzul or Mr. Mulroy, as applicable, delivers a signed settlement and general release in favor of us and satisfies all conditions to make such release effective, (i) Dr. Lizzul or Mr. Mulroy, as applicable, will receive the severance payments and COBRA premiums described above for 12 months, (ii) Dr. Lizzul’s or Mr. Mulroy’s, as applicable, currently outstanding equity awards will vest in full (other than the 2024 PSUs, for which the Board shall determine the number of Eligible PSUs based on the achievement of the share price targets on the date of the change of control and such Eligible PSUs shall fully vest) and (iii) Dr. Lizzul or Mr. Mulroy, as applicable, will receive the full payment of his target bonus and a prorated payment of his actual bonus for the applicable year of termination.

Each of the Faga Employment Agreement, the Lizzul Employment Agreement and the Mulroy Employment Agreement contained a “better after-tax” provision, which provides that if any of the payments to Mr. Faga, Dr. Lizzul or Mr. Mulroy, respectively, constitutes a parachute payment under Section 280G of the Code, the payments will either be (i) reduced or (ii) provided in full to the executive, whichever results in the executive receiving the greater amount after taking into consideration the payment of all taxes, including the excise tax under Section 4999 of the Code, in each case based upon the highest marginal rate for the applicable tax.

As noted above in the section entitled “Impact of the 2026 Spin-Off on Executive Officers and Executive Compensation Arrangements—Spin-Off Executive Officer Transitions”, the employment agreements of our NEOs were terminated at the Spin-Off.

Executive Benefits

Our named executive officers are eligible to participate in our employee benefit plans on the same basis as our other employees, including our health and welfare plans.

Clawback Policy

In September 2023, our Board adopted a clawback policy providing for the recovery of all or any portion of an executive officer’s incentive-based compensation in the event that we restate our financial results in compliance with the final rules promulgated by the SEC under Section 954 of the Dodd-Frank Act, Rule 10D-1 and Nasdaq. The policy applies to our Chief Executive Officer, Chief Financial Officer, and other executive officers, including each of our named executive officers. The recovery period extends up to three most recently-completed fiscal years prior to the date of the restatement, with respect to incentive-based compensation granted or received after the effective date of the SEC rules.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY PLAN COMPENSATION INFORMATION

The following table presents information as of December 31, 2025 with respect to compensation plans under which shares of our common stock may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, vesting of restricted stock units, warrants and rights(#)	Weighted-average exercise price of outstanding options, restricted stock units, warrants and rights($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	8,748,973	24.52	4,530,081
Equity compensation plans not approved by security holders	—	—	—
Total	8,748,973	24.52	4,530,081

(1) Includes our 2006 Equity Incentive Plan (the “2006 Plan”), 2017 Equity Incentive Plan (the “2017 Plan”), and our ESPP, and excludes purchase rights accruing under our ESPP.

(2) We have ceased issuing awards under our 2006 Plan as of the effective date of our 2017 Plan. Any shares of common stock that are subject to outstanding awards under the 2006 Plan that are issuable upon the exercise of stock options that expire or become unexercisable for any reason without having been exercised in full will generally be available for future grant and issuance under our 2017 Plan. We waived the automatic increase in shares under our ESPP for 2025. The number of shares available under our ESPP will increase automatically by 1% on the first day of January of each of 2026 and 2027 by the number of shares equal to 1% of the total outstanding shares of our common stock as of the immediately preceding December 31 or a lower number approved by our Board or compensation committee.

BENEFICIAL OWNERSHIP

The following table sets forth certain information with respect to the expected beneficial ownership of shares of our common stock as of April 1, 2026 for:

•
each of our directors;
•
each of our named executive officers;
•
all of our current directors and executive officers as a group; and
•
each person, or group of affiliated persons, who beneficially owned more than 5% of shares of our common stock.

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

Applicable percentage ownership is based on 29,030,784 shares of common stock issued and outstanding as of April 1, 2026. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options held by that person or entity that are currently exercisable or that will become exercisable within 60 days of April 1, 2026. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table on the following page is c/o AnaptysBio, Inc., 10770 Wateridge Circle, Suite 210, San Diego, CA 92121.

Beneficial Owner	Shares Beneficially Owned (#)	Shares Beneficially Owned (%)
Named Executive Officers and Directors
Daniel Faga(1)	1,004,900	3.4%
Paul Lizzul, M.D., Ph.D.(2)	421,859	1.4%
Dennis Mulroy(3)	348,591	1.2%
Dennis Fenton, Ph.D.(4)	99,125	*
Magda Marquet, Ph.D.(5)	76,367	*
Oleg Nodelman(6)	7,880,094	27.1%
Hollings Renton(7)	108,618	*
John P. Schmid(8)	135,275	*
J. Anthony Ware, M.D.(9)	137,548	*
Rita Jain, M.D.(10)	65,332	*
John Orwin(11)	59,168	*
Total Executive Officers and Directors as a Group (12 people)(12)	10,735,244	36.9%

5% Stockholders
EcoR1 Capital LLC(13)	7,880,094	27.1%
BlackRock, Inc.(14)	1,900,844	6.5%
Point72 Asset Management, L.P.(15)	2,368,370	8.2%

* Represents beneficial ownership of less than one percent.

(1)
Consists of (a) 496,684 shares of common stock held directly by Mr. Faga and (b) 508,216 shares of common stock issuable to Mr. Faga upon the exercise of stock options that are exercisable or restricted stock units that are vesting within 60 days of April 1, 2026.
(2)
Consists of (a) 42,669 shares of common stock held directly by Dr. Lizzul and (b) 379,190 shares of common stock issuable to Dr. Lizzul upon the exercise of stock options that are exercisable within 60 days of April 1, 2026.
(3)
Consists of (a) 21,852 shares of common stock held directly by Mr. Mulroy and (b) 326,739 shares of common stock issuable to Mr. Mulroy upon the exercise of stock options that are exercisable within 60 days of April 1, 2026.
(4)
Consists of (a) 4,965 shares of common stock held directly by Dr. Fenton and (b) 94,160 shares of common stock issuable to Dr. Fenton upon the exercise of stock options that are exercisable within 60 days of April 1, 2026.
(5)
Consists of (a) 9,930 shares of common stock held directly by Dr. Marquet and (b) 66,437 shares of common stock issuable to Dr. Marquet upon the exercise of stock options that are exercisable within 60 days of April 1, 2026.
(6)
Consists of the shares of common stock described in footnote 13 below. Mr. Nodelman joined our Board in April 2021, and disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.
(7)
Consists of (a) 4,965 shares of commons stock held directly by Mr. Renton and (b) 103,653 shares of common stock issuable to Mr. Renton upon the exercise of stock options that are exercisable within 60 days of April 1, 2026.
(8)
Consists of (a) 31,622 shares of common stock held directly by Mr. Schmid and (b) 103,653 shares of common stock issuable to Mr. Schmid upon the exercise of stock options that are exercisable within 60 days of April 1, 2026.
(9)
Consists of (a) 9,630 shares of common stock held directly by Dr. Ware and (b) 127,918 shares of common stock issuable to Dr. Ware upon the exercise of stock options that are exercisable within 60 days of April 1, 2026.
(10)
Consists of (a) 11,864 shares of common stock held directly by Dr. Jain and (b) 53,468 issuable to Dr. Jain upon the exercise of stock options that are exercisable within 60 days of April 1, 2026.
(11)
Consists of (a) 10,665 shares of common stock held directly by Mr. Orwin and (b) 48,503 shares of common stock issuable to Mr. Orwin upon the exercise of stock options that are exercisable within 60 days of April 1, 2026.
(12)
Includes shares beneficially owned by our executive officers and directors. Consists of (a) 8,524,940 shares of common stock and (b) 1,811,937 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of April 1, 2026.
(13)
Consists of 7,880,094 shares of common stock held directly by EcoR1 Capital Fund Qualified, L.P. Each of EcoR1 Capital Fund Qualified, L.P., EcoR1 Capital, LLC and Mr. Nodelman have shared voting and dispositive power over such shares. The address of each of EcoR1 Capital Fund Qualified, L.P., EcoR1 Capital, LLC and Mr. Nodelman is 357 Tehama Street #3, San Francisco, California 94103.
(14)
Based on a Schedule 13-G filed by BlackRock, Inc. (“BlackRock”) on April 17, 2025. Based on 1,900,844 shares of common stock of AnaptysBio, Inc. held by certain business units of BlackRock. BlackRock’s address is 50 Hudson Yards, New York, NY 10001.
(15)
Based on a Schedule 13-G filed by Point72 Asset Management, L.P. on May 15, 2025. Based on 2,368,370 shares of common stock of AnaptysBio, Inc. held by Point72 Associates, LLC, Point72 Capital Advisors, Inc. and Steven A. Cohen. The address of the principal business office of Point72 Asset Management, Point72 Capital Advisors Inc., and Mr. Cohen is 72 Cummings Point Road, Stamford, CT 06902.

Item 13. Certain Relationships and Related Transactions, and Director Independence

From January 1, 2023 to the present, there have been no transactions, and there are currently no proposed transactions, in which the amount involved exceeds the lesser of (i) $120,000 or (ii) 1% of the average of the Company’s total assets at year-end for the prior two completed fiscal years and to which we or any of our subsidiaries was (or is to be) a party and in which any director, director nominee, executive officer, holder of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had (or will have) a direct or indirect material interest, except for payments set forth under “Executive Compensation” above.

Policies and Procedures for Related Party Transactions

We adopted a written related person transactions policy providing that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of our common stock, and any members of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a transaction with us in which the amount involved exceeds (i) $120,000 or (ii) 1% of the average of the Company’s total assets at year-end for the prior two completed fiscal years without the review and approval of our audit committee, or a committee composed solely of independent directors in the event it is inappropriate for our audit committee to review such transaction due to a conflict of interest. In approving or rejecting any such proposal, our audit committee will consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Director Independence

Our common stock is listed on Nasdaq. Under Nasdaq rules, independent directors must comprise a majority of a listed company’s Board. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board or any other board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries. Additionally, compensation committee members must not have a relationship with the listed company that is material to the director’s ability to be independent from management in connection with the duties of a compensation committee member.

Our Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that Dennis Fenton, Ph.D., Rita Jain, M.D., Magda Marquet, Ph.D., Hollings Renton, John P. Schmid, John Orwin, Oleg Nodelman and J. Anthony Ware, M.D., representing eight of our nine directors, are “independent directors” as defined under the applicable rules and regulations of the SEC, and the listing requirements and rules of Nasdaq. Mr. Faga is not independent given his role as our President and Chief Executive Officer. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving them described in the section entitled “Certain Relationships and Related Transactions, and Director Independence.”

Item 14. Principal Accounting Fees and Services

Our audit committee has selected KPMG LLP as our principal independent registered public accounting firm to perform the audit of our consolidated financial statements for the fiscal year ending December 31, 2026. KPMG LLP audited our financial statements for the fiscal years ended December 31, 2025 and 2024. We expect that representatives of KPMG LLP will be present at our 2026 Annual Meeting of Stockholders, will be able to make a statement if they so desire and will be available to respond to appropriate questions.

The following table presents fees for services rendered by KPMG LLP for the years ended December 31, 2025 and 2024 (in thousands).

Fees Billed to AnaptysBio, Inc.	Fiscal Year 2025	Fiscal Year 2024
Audit fees(1)	$610	$867
Other audit fees (2)	1,327	—
Tax fees(3)	392	150
Total fees	$2,329	$1,017

(1) “Audit fees” include fees for professional services provided by KPMG LLP in connection with the audit of our consolidated financial statements, review of our quarterly consolidated financial statements, and related services that are typically provided in connection with registration statements, including filing of our S-3 registration statement.

(2) “Other audit fees” include fees for services provided by KPMG LLP in connection with the audit requirements for the business separation of First Tracks Biotherapeutics Inc.

(3) “Tax fees” include fees related to tax compliance and advice. Tax advice fees encompass a variety of permissible services, including technical tax advice related to federal and state income tax matters; and assistance with tax audits.

The audit committee must pre-approve all services to be performed for us by KPMG LLP. Pre-approval is granted usually at regularly scheduled meetings of the audit committee. The audit committee also may approve the additional unanticipated services by either convening a special meeting of the audit committee or acting by unanimous written consent. During 2025, all services billed by KPMG LLP were pre-approved by the audit committee in accordance with this policy.

These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. Our audit committee may also pre-approve particular services on a case-by-case basis. All of the services relating to the fees described in the table above were approved by our audit committee.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(a)
The following documents are filed as part of this report:
1.
Consolidated Financial Statements

No financial statements are filed with this Amendment. See Item 8 to the Original Listing.

2.
Consolidated Financial Statement Schedules

All schedules are omitted because the required information is either not present, not present in material amounts or is presented within the consolidated financial statements included in the Original Filing or the notes thereto.

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

Date: April 28, 2026

AnaptysBio, Inc.

By:	/s/ Daniel Faga
Daniel Faga
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Faga	President, Chief Executive Officer and Director	April 28, 2026
Daniel Faga	(Principal Executive, Financial and Accounting Officer)
*	Director	April 28,2026
Oleg Nodelman
*	Director	April 28, 2026
John Orwin
*	Director	April 28, 2026
Hollings Renton
*	Director	April 28, 2026
John Schmid
/s/ Susannah Gray	Director	April 28, 2026
Susannah Gray

* By: /s/ Daniel Faga
Daniel Faga Attorney-in-Fact