Form 10-Q
period 2026-03-31
ANAPTYSBIO, INC
filed 2026-05-12
CIK 1370053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, there were 29,100,902 shares of the Registrant’s Common Stock outstanding.

AnaptysBio, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AnaptysBio, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$248,469	$238,196
Receivables from collaborative partners	25,747	33,850
Short-term investments	37,986	73,442
Prepaid expenses and other current assets	3,907	4,762
Total current assets	316,109	350,250
Property and equipment, net	1,280	1,370
Operating lease right-of-use assets	12,039	12,519
Other long-term assets	256	256
Total assets	$329,684	$364,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,517	$3,871
Accrued expenses	32,065	32,674
Current portion of operating lease liability	2,120	2,080
Total current liabilities	41,702	38,625
Liability related to sale of future royalties	263,742	276,528
Operating lease liability, net of current portion	11,493	12,032
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 29,031 shares and 28,019 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	29	28
Additional paid-in capital	838,307	809,765
Accumulated other comprehensive loss	(146)	(24)
Accumulated deficit	(825,443)	(772,559)
Total stockholders’ equity	12,747	37,210
Total liabilities and stockholders’ equity	$329,684	$364,395

See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$25,556	$27,771
Operating expenses:
Research and development	33,991	41,180
General and administrative	26,202	14,130
Total operating expenses	60,193	55,310
Loss from operations	(34,637)	(27,539)
Other income (expense), net:
Interest income	2,653	4,413
Non-cash interest expense for the sale of future royalties	(20,859)	(18,061)
Other (expense) income, net	(1)	1,902
Total other expense, net	(18,207)	(11,746)
Loss before income taxes	(52,844)	(39,285)
Provision for income taxes	(40)	(44)
Net loss	(52,884)	(39,329)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(122)	(144)
Comprehensive loss	$(53,006)	$(39,473)
Net loss per common share:
Basic and diluted	$(1.84)	$(1.28)
Weighted-average number of shares outstanding:
Basic and diluted	28,691	30,644

See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2025	28,019	28	809,765	(24)	(772,559)	37,210
Issuance of common stock from exercises of options and employee stock purchase plan	590	1	14,324	—	—	14,325
Issuance of common stock upon vesting of restricted stock units and performance stock units	422	—	—	—	—	—
Stock-based compensation	—	—	14,218	—	—	14,218
Comprehensive loss, net	—	—	—	(122)	—	(122)
Net loss	—	—	—	—	(52,884)	(52,884)
Balance, March 31, 2026	29,031	29	838,307	(146)	(825,443)	12,747

See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance, December 31, 2024	30,473	30	829,860	305	(759,327)	70,868
Issuance of common stock from exercises of options and employee stock purchase plan	44	—	290	—	—	290
Issuance of common stock upon vesting of restricted stock units	262	—	—	—	—	—
Net share settlement of restricted stock units	(98)	—	(1,451)	—	—	(1,451)
Repurchases and retirements of common stock	(293)	—	(5,383)	—	—	(5,383)
Stock-based compensation	—	—	9,170	—	—	9,170
Comprehensive loss, net	—	—	—	(144)	—	(144)
Net loss	—	—	—	—	(39,329)	(39,329)
Balance, March 31, 2025	30,388	30	832,486	161	(798,656)	34,021

See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,884)	$(39,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130	146
Stock-based compensation	14,218	9,170
Accretion/amortization of investments, net	(8)	(1,667)
Amortization of right-of-use assets – operating	480	460
Non-cash interest expense for sale of future royalties	20,859	18,061
Changes in operating assets and liabilities:
Receivables from collaborative partners	8,103	22,881
Prepaid expenses and other assets	1,501	530
Accounts payable and other liabilities	(17,819)	(24,034)
Deferred income	—	3,544
Operating lease liabilities	(499)	(462)
Net cash used in operating activities	(25,919)	(10,700)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	(122,547)
Sales and maturities of investments	35,000	137,429
Purchases of property and equipment	(17)	(35)
Net cash provided by investing activities	34,983	14,847
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,021	290
Repurchase and retirements of common stock	—	(4,424)
Payment for net share settlement of equity awards	—	(1,451)
Principal repayment of liability for sale of future royalties	(12,812)	(23,005)
Net cash provided by (used in) financing activities	1,209	(28,590)
Net increase (decrease) in cash and cash equivalents	10,273	(24,443)
Cash and cash equivalents, beginning of period	238,196	123,080
Cash and cash equivalents, end of period	$248,469	$98,637
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest portion of repayment for sale of future royalties	$20,833	$18,100
State income taxes paid	$40	$5
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$23	$11
Amounts accrued for repurchase of common stock	$—	$959
Receivable related to issuance of common stock, upon exercise of stock options	$304	$—

See accompanying notes to unaudited consolidated financial statements.

AnaptysBio, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Description of the Business

AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. Prior to the separation described below, we were a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics for autoimmune and inflammatory diseases. Our clinical-stage pipeline included rosnilimab, a selective pathogenic T cell depleter, for which we completed a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”), ANB033, a CD122 antagonist, in a Phase 1b trial for celiac disease (“CeD”) and eosinophilic esophagitis (“EoE”), and ANB101, a BDCA2 modulator, in a Phase 1a trial. We also discovered and out-licensed, in financial collaborations, multiple therapeutic antibodies, including a PD-1 antagonist (Jemperli (dostarlimab-gxly) or “Jemperli”) to GSK and an IL-36R antagonist (imsidolimab) to Vanda Pharmaceuticals Inc. (“Vanda”). We recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK and license and transition services revenue from our collaboration with Vanda.

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

First Tracks Biotherapeutics Separation

In September 2025, we announced that our board of directors (“Board of Directors”) approved plans to explore separating our business into two independent, publicly traded companies. We would hold and continue to manage the financial collaboration for Jemperli with GSK and for imsidolimab with Vanda, with a focus on protecting and returning value of the royalties to its stockholders. The spun-out company would be a clinical-stage biotechnology company focused on the development and potential commercialization of innovative therapeutics for autoimmune and inflammatory diseases, including rosnilimab, ANB033 and ANB101. This separation was completed on April 20, 2026.

In connection with the separation, we entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) with First Tracks Biotherapeutics, Inc. (“First Tracks Biotherapeutics”). The Separation and Distribution Agreement identifies the assets transferred to (including the contracts assigned) or retained by, and the liabilities assumed or retained by, each of us and First Tracks Biotherapeutics. As the separation occurred after March 31, 2026, the results of First Tracks Biotherapeutics are included within continuing operations in our consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited consolidated financial statements include all known adjustments necessary for a fair presentation of the results of interim periods as required by U.S. GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common equivalent shares outstanding for the period, as well as any dilutive effect from outstanding stock options and awards using the treasury stock method. For each period presented, there is no difference in the number of shares used to calculate basic and diluted net loss per share, as we are in a loss position for both periods and all shares are anti-dilutive.

The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
(in thousands)	2026	2025
Options to purchase common stock	7,072	7,668
Stock awards	1,333	681
Total	8,405	8,349

Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and may have an impact on our consolidated financial statements. Unless otherwise discussed, we believe the impact of any recently issued pronouncements will not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

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

3. Balance Sheet Accounts and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net consist of the following:

(in thousands)	March 31, 2026	December 31, 2025
Laboratory equipment	$6,763	$6,723
Office furniture and equipment	1,583	1,583
Leasehold improvements	203	203
Property and equipment, gross	8,549	8,509
Less: accumulated depreciation and amortization	(7,269)	(7,139)
Total property and equipment, net	$1,280	$1,370

Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	March 31, 2026	December 31, 2025
Accrued compensation and related expenses	$5,534	$11,094
Accrued professional fees and other expenses	8,357	4,796
Accrued research, development and manufacturing expenses	17,792	16,402
Accrued for repurchase of common stock	382	382
Total accrued expenses	$32,065	$32,674

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

As of March 31, 2026, the transaction price for the GSK Agreement and its associated amendments includes the upfront payment, research reimbursement revenue and milestones and royalties earned to date, which are allocated in their entirety to the single performance obligation.

We recognized $25.5 million in royalty revenue during the three months ended March 31, 2026 related to GSK’s net sales of Jemperli and Zejula during the period, which we estimate based on either GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the three months ended March 31, 2026, $24.6 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended), and $0.9 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement, each of such agreements as described in Note 5. We recognized $18.1 million in royalty revenue during the three months ended March 31, 2025, related to GSK’s net sales of Jemperli and Zejula during the period based on GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the three months ended March 31, 2025, $17.2 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended) and $0.9 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter.

No clinical or sales milestones were recognized during the three months ended March 31, 2026 and 2025. No other future clinical or regulatory milestones have been included in the transaction price, as all future milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon regulatory filing and approval in a second indication, an outcome that is difficult to predict, and GSK’s efforts. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Milestones under the GSK Agreement are as follows:

PD-1 (Jemperli/Dostarlimab)
Milestone Event	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2'15
IND clearance from the FDA	$4.0M	Q1'16
Phase 2 clinical trial initiation	$3.0M	Q2'17
Phase 3 clinical trial initiation - first indication	$5.0M	Q3'18
Phase 3 clinical trial initiation - second indication	$5.0M	Q2'19
Filing of the first BLA(1) - first indication	$10.0M	Q1'20
Filing of the first MAA(2) - first indication	$5.0M	Q1'20
Filing of the first BLA - second indication	$10.0M	Q1'21
First BLA approval - first indication	$20.0M	Q2'21
First MAA approval - first indication	$10.0M	Q2'21
First BLA approval - second indication	$20.0M	Q3'21
Filing of the first MAA - second indication(3)	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—
First commercial sales milestone(3)	$15.0M	Q3'24
Second commercial sales milestone(3)	$25.0M	Q4'24
Third commercial sales milestone(3)	$50.0M	Q3'25
Fourth commercial sales milestone(4)	$75.0M	Q4'25

Milestones recognized through March 31, 2026	$258.0M	—
Milestones that may be recognized in the future	$15.0M	—

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
(4)
For Jemperli, we retained the rights to a $75.0 million sales milestone when Jemperli annual net sales exceeded $1.0 billion. We received the cash milestone payment in December 2025.

We are currently party to litigation with GSK with respect to the GSK Agreement. See Item 1. “Legal Proceedings” for additional information.

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

Pursuant to the terms of the Vanda License Agreement, we received an upfront payment of $10.0 million for the license and a $5.0 million payment for existing drug supply. We allocated the total transaction price of $15.0 million on a relative standalone selling price in accordance with ASC 606. During the three months ended March 31, 2026, we recognized no license revenue and less than $0.1 million of transition services revenue. During the three months ended March 31, 2025, we recognized $9.6 million of license revenue and $0.1 million of transition services revenue, under ASC 606, and recognized $1.9 million related to existing drug supply transferred to Vanda, under ASC 610. We expensed the $2.5 million of related transaction costs within general and administrative expenses, during the three months ended March 31, 2025, as we elected the practical expedient to expense the transaction costs as incurred as the expected amortization period was less than a year.

We are also eligible to receive a 10% royalty on net sales, as well as the following milestones under the Vanda License Agreement:

Milestone Event	Amount	Quarter Recognized
FDA regulatory approval for marketing of first licensed product in the USA for the treatment of active flares in GPP	$5.0M	—
Regulatory approval for marketing of the first licensed product in the EU	$5.0M	—
Commercial sales first exceed $100.0 million	$25.0M	—

Milestones recognized through March 31, 2026	—	—
Milestones that may be recognized in the future	$35.0M	—

The Separation and Distribution Agreement provides that any and all rights to receive milestone payments under the Vanda License Agreement will be allocated to First Tracks Biotherapeutics.

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

Under the terms of the Centessa Agreement, Centessa may be entitled to receive potential future payments of up to $10.0 million upon the achievement of a certain event-based milestone and would be entitled to receive on a product-by-product and country-by-country basis, a royalty of low single digits on annual net sales of any product in the territory in each calendar year. As of March 31, 2026, achievement of the milestone is not probable and, therefore, we have not recognized a liability for the associated $10.0 million contingent consideration.

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

In May 2024, we entered into an amendment to the Jemperli Royalty Monetization Agreement, Amendment No. 1 (the “Jemperli Amendment”) under which we sold additional receivables to Sagard in exchange for $50.0 million. The Jemperli Amendment includes all Jemperli sales, including any product containing Jemperli, whether or not such product constitutes a combination product, and the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Amendment is either $600.0 million if received by the end of March 31, 2031, or $675.0 million if received thereafter. Once either of these thresholds are met, the Jemperli Royalty Monetization Agreement and the Jemperli Amendment will expire, resulting in us regaining all subsequent Jemperli royalties and milestones. As of March 31, 2026, Sagard has received a total of $249.3 million in royalties and milestones.

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

We estimate the effective interest rate used to record non-cash interest expense under the Jemperli Royalty Monetization Agreement based on the estimate of future royalty payments to be received by Sagard. As of March 31, 2026, the estimated effective rate under the agreement was 34.9%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our prior estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.

No sales milestones were recognized during the three months ended March 31, 2026 and 2025.

We recognized Jemperli non-cash royalty revenue of approximately $24.6 million and $17.2 million during the three months ended March 31, 2026 and 2025, respectively, and non-cash interest expense of approximately $20.9 million and $17.8 million during the three months ended March 31, 2026 and 2025, respectively. The interest and amortization of issuance costs are reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.

The following table shows the activity within the liability account for the three months ended March 31, 2026:

(in thousands)	March 31, 2026
Liability related to sale of future Jemperli royalties and milestones - balance at 12/31/2025	$252,563
Amortization of issuance costs	35
Royalty and milestone payments to Sagard	(32,628)
Non-cash interest expense recognized(1)	20,854
Liability related to sale of future royalties and milestones - ending balance	$240,824

(1)
Of the non-cash interest expense recognized, none was negative amortization for the three months ended March 31, 2026.

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

We recognized Zejula non-cash royalty revenue of approximately $0.9 million during each of the three months ended March 31, 2026 and 2025 and recognized negative non-cash interest expense of less than $0.1 million during the three months ended March 31, 2026 and non-cash interest expense of $0.2 million for the three months ended March 31, 2025. The interest and amortization of issuance costs are reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.

The following table shows the activity within the liability account for the three months ended March 31, 2026:

(in thousands)	March 31, 2026
Liability related to sale of future Zejula royalties and milestones - balance at 12/31/2025	$23,965
Amortization of issuance costs	7
Royalty and milestone payments to DRI	(1,017)
Non-cash interest expense recognized(1)	(37)
Liability related to sale of future royalties and milestones - ending balance	$22,918

(1)
Of the non-cash interest expense recognized, none was negative amortization for the three months ended March 31, 2026.

6. Fair Value Measurements and Available-for-Sale Investments

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2026
Money market funds(1)	$177,701	$177,701	$—	$—
Mutual funds(1)	65,104	65,104	—	—
U.S. Treasury securities(2)	32,960	32,960	—	—
Commercial and corporate obligations(2)	5,026	—	5,026	—
At December 31, 2025
Money market funds(1)	$140,380	$140,380	$—	$—
Mutual funds(1)	91,359	91,359	—	—
U.S. Treasury securities(2)	63,268	63,268	—	—
Commercial and corporate obligations(2)	10,174	—	10,174	—

(1)
Included in cash and cash equivalents in the accompanying consolidated balance sheets.
(2)
Included in short-term in the accompanying consolidated balance sheets.

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

Available-for-Sale Investments

We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in short-term and long-term investments as of March 31, 2026 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Total Fair Value
Commercial and corporate obligations(1)	$5,018	$8	$5,026
U.S. Treasury securities(2)	32,907	53	32,960
Total available-for-sale investments	$37,925	$61	$37,986

(1)
Of our outstanding commercial and corporate obligations, $5.0 million have maturity dates of less than one year and $0.0 million have a maturity date of between one to two years as of March 31, 2026.
(2)
Of our outstanding U.S. Treasury securities, $33.0 million have maturity dates of less than one year and $0.0 million have a maturity date of between one to two years as of March 31, 2026.

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term, and long-term investments as of December 31, 2025 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Total Fair Value
Commercial and corporate obligations(1)	10,152	22	10,174
U.S. Treasury securities(2)	63,107	161	63,268
Total available-for-sale investments	$73,259	$183	$73,442

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

There were no available-for-sale investments in an unrealized loss position as of March 31, 2026 or December 31, 2025. Accordingly, no allowance for credit losses was recorded.

7. Stockholders’ Equity

Common Stock

Of the 500,000,000 shares of common stock authorized, 29,030,784 shares were issued and outstanding as of March 31, 2026.

Stock Repurchase Program

In March 2025, our Board of Directors authorized a stock repurchase program (the “2025 Repurchase Program”) to repurchase up to $75.0 million of our outstanding common stock. In November 2025, our Board of Directors authorized an amendment to the 2025 Repurchase Program, under which an additional $100.0 million of our outstanding common stock may be repurchased. During the three months ended March 31, 2026, there were no repurchases made and the 2025 Repurchase Program expired on March 31, 2026.

In March 2026, our Board of Directors authorized a stock repurchase program (the “2026 Repurchase Program”) to repurchase up to $100.0 million of our outstanding common stock. As of March 31, 2026, $100.0 million remained available for future shares of common stock to be repurchased under the 2026 Repurchase Program.

Open Market Sales Agreement

In November 2024, we entered into an open market sales agreement (the “Open Market Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), under which we may offer and sell shares of our common stock up to an aggregate offering of $100.0 million through TD Cowen as our sales agent. Our prior sales agreement with TD Cowen terminated upon effectiveness of the registration statement on the Form S-3 we filed in connection with the Open Market Sales Agreement. The Open Market Sales Agreement was terminated in March 2026 with no shares sold.

8. Equity Incentive Plans

2017 Equity Incentive Plan

In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan were to be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. At our annual stockholder meeting on June 12, 2024, the 2017 Plan was amended, eliminating the automatic annual share increase and the number of shares available for issuance was increased by 2,700,000 shares. At our annual stockholder meeting on June 17, 2025, the 2017 Plan was amended and restated to further increase the number of shares available for issuance by 1,650,000 shares. All future share increases will require stockholder approval. As of March 31, 2026, 1,813,795 shares were available for future issuance.

Employee Stock Purchase Plan

In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan (“ESPP”). In addition, the number of shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The Board of Directors determined that due to sufficient shares being available in the ESPP, the number of shares available as of January 1, 2025 and January 1, 2026 would not increase. As of March 31, 2026, 294,081 shares have been issued under the ESPP and 1,804,726 shares were available for future issuance under the ESPP. Total cash received from the ESPP was approximately $0.8 million during the three months ended March 31, 2026.

Stock Options

Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors generally vest over a one-year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the three months ended March 31, 2026 is as follows:

	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	6,897,768	$23.35	6.93	$180,434
Granted	668,400	$43.91
Exercises	(563,316)	$24.02
Forfeitures and cancellations	(220,188)	$21.77
Outstanding at March 31, 2026	6,782,664	$25.37	7.07	$209,513
Exercisable at March 31, 2026	3,926,781	$26.11	6.15	$120,688

Total cash received from the exercise of stock options was approximately $13.2 million during the three months ended March 31, 2026.

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

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	1,373,205	$18.95	1.17	$66,573
Granted	496,380	$44.05
Released	(387,435)	$19.45
Forfeitures and cancellations	(87,720)	$22.89
Outstanding at March 31, 2026	1,394,430	$27.50	1.66	$77,335
RSU expected to vest at March 31, 2026	1,394,430	$27.50	1.66	$77,335

Performance Stock Units

A Performance Stock Unit (“PSU”) represents one equivalent share of our common stock to be issued after achievement of the performance metrics specified in the grant. The following table presents a summary of activity with respect to our PSUs:

	Market-Based PSUs		Performance-Based PSUs		Total PSUs
	Number of PSUs	Weighted-Average Grant Date Fair Value	Number of PSUs	Weighted-Average Grant Date Fair Value	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2026	478,000	$24.69	—	$—	478,000	$24.69
Granted	—	$—	34,300	$43.91	34,300	$43.91
Released	—	$—	(34,300)	$43.91	(34,300)	$43.91
Forfeitures	(6,500)	$24.69	—	$—	(6,500)	$24.69
Outstanding at March 31, 2026	471,500	$24.69	—	$—	471,500	$24.69

Market-Based Awards

The fair value of our PSUs is estimated as of the grant date of July 22, 2024, based upon the expected achievement of the performance metrics specified in the grant and the closing market price of our common stock on the date of grant. The grant date fair value is estimated using a Monte Carlo simulation using the following assumptions:

Three Months Ended March 31,
2026
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

Performance-Based PSUs

The performance-based stock units granted in 2026 vested in March 2026 based upon (i) continued service through the vesting date and (ii) the achievement of specific performance targets, as approved by the Board of Directors. There was no unrecognized compensation expense as of March 31, 2026.

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

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.9%	4.5%
Expected volatility	84.0%	81.8%
Expected dividend yield	—%	—%
Expected term (in years)	6.35	6.35
Weighted average grant date fair value per share	$32.67	$10.95

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

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$4,551	$4,407
General and administrative	9,667	4,763
Total	$14,218	$9,170

At March 31, 2026, there was $48.8 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.48 years, $34.3 million of unrecognized cost related to unvested RSU awards, which is expected to be recognized over a period of 2.58 years and $6.5 million of unrecognized cost related to unvested PSU awards, which is expected to be recognized over a period of 2.00 years.

On March 26, 2026, our then Chief Financial Officer and Chief Legal Officer entered into transition and separation agreements, conditioned upon and effective on the Spin-Off (as defined below). In connection with their transition and separation agreements, we modified certain equity awards and recognized approximately $2.0 million in non-cash stock-based compensation expense during the three months ended March 31, 2026.

9. Commitments and Contingencies

Operating Leases

On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years, on April 30, 2028 with the payment of a termination fee of $3.8 million plus 15 months of operating expenses and real property taxes. The exercise of the lease extension option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the right-of-use asset (the “ROU asset”) and lease liability. The monthly base rent was initially $4.20 per rentable square foot and is increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of March 31, 2026, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.

Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 5.4 years.

The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Three Months Ended March 31,
Leases	Classification on the Cash Flow	2026	2025
Operating lease cost	Operating	$619	$619
Cash paid for amounts included in the measurement of lease liabilities	Operating	639	620

At March 31, 2026, the future minimum annual obligations for the Company’s operating lease liabilities are as follows:

Years Ending December 31, (in thousands)
2026	$1,968
2027	2,685
2028	2,766
2029	2,849
2030	2,934
Thereafter	2,005
Total minimum payments required	$15,207
Less: imputed interest	(1,594)
Total	$13,613

10. Segment Reporting

During fiscal year 2025, in connection with the proposed separation of our operations into two independent, publicly traded companies, our Chief Executive Officer, who is our chief operating decision maker (“CODM”), revised the information he regularly reviews in evaluating the allocation of resources and assessing operating performance. As a result of these changes, we updated our segment reporting to reflect two operating segments: Biopharma and Royalty Management. Our Biopharma segment focuses on the development and potential commercialization of innovative immunology therapeutics for autoimmune and inflammatory diseases and our Royalty Management segment manages the financial collaboration for Jemperli with GSK and for imsidolimab with Vanda.

Segment profit or loss is measured as the net loss and is used to monitor results. Our Royalty Management segment revenue consists of non-cash royalties and milestones, and is derived from collaboration agreements. For more information, see Note 4. We do not report identifiable assets by segment as this is not a metric used by our CODM to allocate resources or evaluate performance.

The following tables present our segment information for the three months ended March 31, 2026 and 2025 and are a summary of segment revenue, loss and our significant expenses. Prior periods have been recast to conform to the newly identified segments (in thousands):

	Three Months Ended March 31, 2026
	Biopharma	Royalty Management	Total
Collaboration revenue	$—	$25,556	$25,556
Operating expenses:
External R&D
ANB033	9,299	—	9,299
Rosnilimab	4,594	—	4,594
ANB101	1,484	—	1,484
ANB032	(31)	—	(31)
Imsidolimab	—	21	21
Preclinical and other unallocated costs	3,296	—	3,296
Total External R&D(1)	18,642	21	18,663
Total Internal R&D(2)	15,313	15	15,328
Total R&D	33,955	36	33,991

External G&A(3)	8,721	3,398	12,119
Internal G&A(2)	10,135	3,948	14,083
Total G&A	18,856	7,346	26,202
Total operating expenses	52,811	7,382	60,193
(Loss) income from operations	(52,811)	18,174	(34,637)

Interest income	2,328	325	2,653
Non-cash interest expense	—	(20,859)	(20,859)
Other expense, net	(1)	—	(1)
Total other income (expense), net	2,327	(20,534)	(18,207)

Loss before income taxes	(50,484)	(2,360)	(52,844)
Provision for income taxes	—	(40)	(40)
Segment net loss	(50,484)	(2,400)	(52,884)

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

	Three Months Ended March 31, 2025
	Biopharma	Royalty Management	Total
Collaboration revenue	$—	$27,771	$27,771
Operating expenses:
External R&D
Rosnilimab	15,026	—	15,026
ANB032	3,536	—	3,536
ANB033	3,803	—	3,803
ANB101	1,481	—	1,481
Imsidolimab	—	(189)	(189)
Preclinical and other unallocated costs	3,932	—	3,932
Total External R&D(1)	27,778	(189)	27,589
Total Internal R&D(2)	13,687	(96)	13,591
Total R&D	41,465	(285)	41,180

External G&A(3)	3,848	1,692	5,540
Internal G&A(2)	5,967	2,623	8,590
Total G&A	9,815	4,315	14,130
Total operating expenses	51,280	4,030	55,310
(Loss) income from operations	(51,280)	23,741	(27,539)

Interest income	4,091	322	4,413
Non-cash interest expense	—	(18,061)	(18,061)
Other (loss) income, net	(7)	1,909	1,902
Total other income (expense), net	4,084	(15,830)	(11,746)

(Loss) income before income taxes	(47,196)	7,911	(39,285)
Provision for income taxes	—	(44)	(44)
Segment net (loss) income	(47,196)	7,867	(39,329)

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

11. Subsequent Events

First Tracks Biotherapeutics Separation

On April 20, 2026 (the “Distribution Date”), we completed the previously announced separation (the “Spin-Off”) of First Tracks Biotherapeutics. The Spin-Off of First Tracks Biotherapeutics was achieved through our pro rata distribution of all of the outstanding shares of common stock of First Tracks Biotherapeutics to holders of record of our common stock. Each holder of record of our common stock received one share of First Tracks Biotherapeutics’ common stock for every one share of our common stock held on April 6, 2026, the record date for the distribution. On April 20, 2026, First Tracks Biotherapeutics’ shares of common stock began trading on the Nasdaq Stock Market LLC under the ticker symbol “TRAX.”

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

•
the expected future royalty revenues from Jemperli under our collaboration agreement with GSK;
•
the current and future commercial success of Jemperli;
•
the extent and effectiveness of GSK’s development, commercialization, sales, marketing and distribution of Jemperli;
•
the timing of and the ability to obtain and maintain regulatory approvals for our collaborators’ products and product candidates for which we currently receive or may receive royalties;
•
the rate and degree of market acceptance and clinical utility of Jemperli and imsidolimab;
•
regulatory developments in the United States (“U.S.”) and foreign countries;
•
the impact of political, economic or public health events on our business and the U.S. and global economies;
•
our ability to attract and retain key management personnel;
•
general macroeconomic factors, including volatility in equity markets, and fluctuations in interest rates, foreign exchange rates and political and regulatory developments or changes in trade policy, including tariffs;
•
the success, benefits or costs of the recent separation of the Company’s operations into two independent, publicly traded companies; and
•
our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes for the three months ended March 31, 2026, included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements”.

Overview

Prior to the separation described below, we were a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics for autoimmune and inflammatory diseases. Our clinical-stage pipeline included rosnilimab, a selective pathogenic T cell depleter, for which we completed a Phase 2b trial for the treatment of moderate-to-severe rheumatoid arthritis (“RA”), ANB033, a CD122 antagonist, in a Phase 1b trial for celiac disease (“CeD”) and eosinophilic esophagitis (“EoE”), and ANB101, a BDCA2 modulator, in a Phase 1a trial. We also discovered and out-licensed, in financial collaborations, multiple therapeutic antibodies, including a PD-1 antagonist (Jemperli (dostarlimab-gxly) or “Jemperli”) to GSK and an IL-36R antagonist (imsidolimab) to Vanda Pharmaceuticals Inc. (“Vanda”). We recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK and license and transition services revenue from our collaboration with Vanda.

First Tracks Biotherapeutics Separation

In September 2025, we announced that our board of directors (“Board of Directors”) approved plans to explore separating our business into two independent, publicly traded companies. We would hold and continue to manage the financial collaboration for Jemperli with GSK and for imsidolimab with Vanda, with a focus on protecting and returning value of the royalties to its stockholders. The spun-out company would be a clinical-stage biotechnology company focused on the development and potential commercialization of innovative therapeutics for autoimmune and inflammatory diseases, including rosnilimab, ANB033 and ANB101. This separation was completed on April 20, 2026.

In connection with the separation, we entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) with First Tracks Biotherapeutics, Inc. (“First Tracks Biotherapeutics”). The Separation and Distribution Agreement identifies the assets transferred to (including contracts assigned) or retained by, and the liabilities assumed or retained by, each of us and First Tracks Biotherapeutics. As the separation occurred after March 31, 2026, the results of First Tracks Biotherapeutics are included in our consolidated financial statements.

Collaborative Programs

GSK Collaboration

Multiple company-discovered antibody programs have been advanced to preclinical and clinical milestones under our collaborations. Our collaborations include an immuno-oncology-focused collaboration with GSK.

Under the GSK Agreement, a Biologics License Application (“BLA”) for Jemperli (dostarlimab), a PD-1 antagonist antibody, was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (“dMMREC”). In February 2023, the FDA granted full approval for this indication. In addition, in April 2021, the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for Jemperli for use in women with mismatch repair deficient (“dMMR”)/microsatellite instability-high (“MSI-H”) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen. A second FDA approval was received in August 2021 for Jemperli in pan-deficient mismatch repair tumors (PdMMRT). In July 2023, the FDA approved Jemperli in combination with chemotherapy for the treatment of adult patients with dMMR MSI-H primary advanced or recurrent endometrial cancer. In December 2023, the EMA approved Jemperli plus chemotherapy for dMMR/MSI-H primary advanced or recurrent endometrial cancer. In August 2024, the FDA approved Jemperli plus chemotherapy for all adult patients with primary advanced or recurrent endometrial cancer. In January 2025, the EMA approved Jemperli plus chemotherapy for this same indication.

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

In December 2025, Vanda announced the submission of a BLA to the FDA for imsidolimab in GPP. The FDA accepted the BLA filing for imsidolimab in GPP in February 2026 with a target action date of December 12, 2026.

Pursuant to the terms of the Vanda License Agreement, we received an upfront payment of $10.0 million and a $5.0 million payment for existing drug supply. We are also eligible to receive a 10% royalty on net sales under the Vanda License Agreement:

The Separation and Distribution Agreement provides that any and all rights to receive milestone payments under the Vanda License Agreement will be allocated to First Tracks Biotherapeutics. For more information about these collaborations, see Note 4 — Collaborative Research and Development Agreements in the accompanying notes to the consolidated financial statements.

Components of Operating Results

Collaboration Revenue

We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through March 31, 2026, we have recognized $606.7 million in revenue from our collaborators.

Research and Development Expense

Research and development expenses consist of costs associated with our research and development activities, preclinical and clinical development of our programs, and manufacturing. Our research and development expenses included:

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

Following the separation, we do not expect to incur significant research and development expenses.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K filed with the SEC on March 3, 2026.

Results of Operations - Comparison of the Three Months Ended March 31, 2026 and 2025

Collaboration Revenue

Collaboration revenue consists of milestone payments, royalty payments, upfront license fees and transition services provided under our collaboration agreements. We recognized no milestone revenue during each of the three months ended March 31, 2026 and 2025. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestones from our existing collaborations.

Royalty revenue is a function of our partners’ product sales and the applicable royalty rate. During the three months ended March 31, 2026 and 2025, we recognized $25.5 million and $18.1 million, respectively, of royalty revenue related to the net sales of GSK’s Jemperli and Zejula. All royalty revenue recognized for the three months ended March 31, 2026 and 2025 is non-cash revenue pursuant to the Royalty Monetization Agreements. For more information, see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements. During the three months ended March 31, 2026 and 2025, we recognized $0.0 million and $9.6 million, respectively, of license revenue under ASC 606.

During the three months ended March 31, 2026 and 2025, we recognized less than $0.1 million and $0.1 million, respectively, related to transition services provided under our Vanda License Agreement.

Research and Development Expenses

Research and development expenses were $34.0 million during the three months ended March 31, 2026 compared to $41.2 million during the three months ended March 31, 2025, for a decrease of $7.2 million, primarily due to a $7.8 million decrease in clinical expenses, $0.2 million decrease in outside services for manufacturing expenses, $0.9 million decrease in other research and development expenses, offset by a $1.5 million increase in salaries and related expenses, $0.1 million increase in stock-based compensation expense, and $0.1 million increase in recruiting costs.

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

	Three Months Ended March 31,
(in thousands)	2026	2025	Increase/(Decrease)
External Costs
ANB033	$9,299	$3,803	$5,496
Rosnilimab	4,594	15,026	(10,432)
ANB101	1,484	1,481	3
ANB032	(31)	3,536	(3,567)
Imsidolimab	21	(189)	210
Preclinical and other unallocated costs	3,296	3,932	(636)
Total External Costs	$18,663	$27,589	$(8,926)
Internal Costs
Salaries and wages	10,683	9,183	1,500
Stock compensation	4,551	4,408	143
Other internal costs	94	—	94
Total Internal Costs	15,328	13,591	1,737
Total Costs	$33,991	$41,180	$(7,189)

General and Administrative Expenses

General and administrative expenses were $26.2 million during the three months ended March 31, 2026 compared to $14.1 million during the three months ended March 31, 2025, for an increase of approximately $12.1 million. The increase is primarily due to an $8.3 million increase in legal expenses due to the GSK lawsuit and activity related to the separation of the business, a $4.9 million increase in stock compensation expense, a $0.7 million increase in personnel costs, and a $0.8 million net increase in other general and administrative expenses, offset by a $2.5 million decrease in transaction costs related to our Vanda License Agreement, and a $0.1 million decrease in market research costs.

We expect that our general and administrative expenses will decrease for the foreseeable future as we experience fewer expenses associated with salaries and related benefits, stock compensation expense, legal, auditing and filing fees, and general compliance and consulting expenses due to the completion of the separation.

Non-Cash Interest Expense for the Sale of Future Royalties

Non-cash interest expense was $20.9 million and $18.1 million during the three months ended March 31, 2026 and 2025, respectively. The increase of $2.8 million in non-cash interest expense is primarily due to an increase in the GSK Jemperli sales which changed the expected timing for Sagard to be paid per the Jemperli Royalty Monetization Agreement.

Interest Income

Interest income was $2.7 million and $4.4 million during the three months ended March 31, 2026 and 2025, respectively. The decrease of $1.7 million in interest income was primarily related to our short-term and long-term investments. The decrease in interest income is primarily due to the decrease in investment balances, as well as the timing of sales, maturities and purchases of our investments.

Other (Expense) Income, Net

Other (expense) income, net was less than $0.1 million of expense and $1.9 million of income for the three months ended March 31, 2026 and 2025, respectively. The decrease was primarily related to $1.9 million of other income recognized from existing drug supply transferred to Vanda in accordance with our Vanda License Agreement.

Liquidity and Capital Resources

From our inception through March 31, 2026, we have received an aggregate of $1.4 billion to fund our operations, which included $766.4 million from the sale of equity securities, $335.0 million from the sale of future royalties, and $324.2 million from our collaboration agreements. As of March 31, 2026, and prior to the separation of First Tracks Biotherapeutics, we had $286.5 million in cash, cash equivalents and investments.

In addition to our existing cash, cash equivalents and investments, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain regulatory events, and royalty payments under our collaboration agreements, including the GSK Agreement, the GSK Settlement Agreement, and the Vanda License Agreement. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development and sales-based activities. Our rights to payments under our collaboration agreements are our only committed external source of funds.

Funding Requirements

We may seek to obtain additional financing in the future through equity or debt financings or through collaborations or partnerships with other companies.

Prior to the Spin-Off our primary uses of capital were third party clinical and preclinical research and development services, including manufacturing, laboratory and related supplies, compensation and related expenses, legal, patent and other regulatory expenses, and general overhead costs.

Our primary uses of capital, after the completion of the Spin-Off, are and we expect will continue to be, public company costs, legal, audit and tax services, consulting, insurance, transition services from First Tracks Biotherapeutics, and general overhead costs.

Cash, cash equivalents and investments totaled $286.5 million as of March 31, 2026, compared to $311.6 million as of December 31, 2025. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next twelve months from the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(25,919)	$(10,700)
Investing activities	34,983	14,847
Financing activities	1,209	(28,590)
Net increase (decrease) in cash and cash equivalents	$10,273	$(24,443)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2026 was $25.9 million, primarily due to our net loss of $52.9 million, adjusted for addbacks for non-cash items of $35.7 million which includes stock-based compensation, amortization of operating right-of-use assets, non-cash interest expense, income from marketable securities, and depreciation, offset by decreases in working capital of $8.7 million, which includes decreases related to accounts payable and other liabilities, and operating lease liabilities, partially offset by increases related to receivables from collaborative partners, and prepaid expenses and other assets.

Net cash used in operating activities during the three months ended March 31, 2025 was $10.7 million, primarily due to our net loss of $39.3 million, adjusted for addbacks for non-cash expenses of $26.2 million, which includes stock-based compensation, amortization of operating ROU assets, non-cash interest expense, income from marketable securities and net increases in working capital of $2.4 million.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2026 and 2025 of $35.0 million and $14.8 million, respectively, primarily relates to the timing of sales, maturities and purchases of investments.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026 of $1.2 million was primarily due to $14.0 million of cash received for the issuance of common stock, offset by $12.8 million for principal repayments of the liability for the sale of future royalties.

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

Contractual Obligations

Prior to the separation of First Tracks Biotherapeutics, we had entered into agreements with certain vendors for the provision of goods and services. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement and therefore are cancellable contracts. All of these agreements were transferred to First Tracks Biotherapeutics in connection with the separation.

In connection with the separation, we entered into a transition services agreement (the “Transition Services Agreement”) with First Tracks Biotherapeutics. The Transition Services Agreement will provide certain specified services for a limited time, to ensure an orderly transition following the Spin-Off. The services provided will consist of digital technology, human resources, and finance, among others.

For further information related to our operating lease and future minimum annual payments, see Note 9 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2026, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K filed with the SEC on March 3, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of March 31, 2026, our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 20, 2025, we filed a Verified Complaint in Delaware Chancery Court (the “Court”), requesting a court declaration that TESARO, Inc. (“Tesaro”) has materially breached the parties’ Collaboration and Exclusive License Agreement (“Collaboration Agreement”) and that GSK, Tesaro’s corporate parent, has tortiously interfered with the Collaboration Agreement. We have requested that the court declare that we are entitled to all rights and remedies under the Collaboration Agreement.

While we had approached Tesaro to engage in good faith discussions to potentially resolve these claims, on November 20, 2025, Tesaro, without notice, initiated a lawsuit against us. Tesaro’s complaint includes a request for a declaration that it has not breached the Collaboration Agreement and for an injunction prohibiting AnaptysBio from terminating the Collaboration Agreement.

Tesaro also alleged that AnaptysBio materially breached the agreement, entitling Tesaro to exercise certain rights and remedies under the agreement. Tesaro’s claim for breach was predicated on an allegation that AnaptysBio improperly alleged that Tesaro had breached the Collaboration Agreement, which allegedly caused an anticipatory breach of contract. Tesaro’s claim that we materially breached our duties was dismissed by the Delaware Chancery Court on April 24, 2026. The ruling agrees with our position that we have never repudiated the Collaboration Agreement. Trial for the remaining claims is scheduled to begin on July 14, 2026.

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

Summary of Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

•
We derive substantially all of our revenues from GSK’s commercialization of Jemperli. As a result, our business and financial results and prospects heavily depend on GSK’s ability to successfully develop and commercialize Jemperli.
•
Our existing collaboration with GSK and other collaborations are important to our business. If we are unable to maintain the GSK collaboration, or if this collaboration is not successful, our business could be adversely affected.
•
If the commercialization of Jemperli in the countries in which it has received regulatory approval encounters any delays or adverse developments, or perceived delays or adverse developments, or if sales or payor coverage does not meet investors’, analysts’, or our expectations, our business will be harmed and the price of our securities could fall.
•
We are heavily dependent on GSK for the successful commercialization and development of Jemperli under the GSK Agreement. If GSK does not devote sufficient resources to the commercialization or development of Jemperli, is unsuccessful in its efforts, or chooses to reprioritize its commercial programs, our business would be materially harmed.
•
Jemperli faces substantial competition for its intended uses in the targeted markets from products discovered, developed and commercialized both by GSK and by other pharmaceutical companies, which could cause the royalties payable to us pursuant to the GSK Agreement to be less than expected, which in turn would harm our business and cause the price of our securities to fall.
•
The recent separation of our business into two independent, publicly traded companies is subject to continued risks and uncertainties, and completion of the tasks relating to the separation will continue to involve time, effort and expense, which could harm our business, results of operations and financial condition.
•
If we are unable to obtain or protect intellectual property rights, we may not be able to compete effectively in our market.

•
We currently have a limited number of employees, and our future success depends on our ability to retain our key executives and to attract, retain and motivate qualified personnel.
•
The market price of our stock has been and may continue to be volatile, and you could lose all or part of your investment.

Risks Related to Continued Commercialization Success of Jemperli

We derive substantially all of our revenues from GSK’s commercialization of Jemperli. As a result, our business and financial results and prospects heavily depend on GSK’s ability to successfully develop and commercialize Jemperli.

We derive substantially all of our revenues from GSK’s commercialization of Jemperli. Royalty revenues from Jemperli have represented and are expected to represent substantially all of our future revenues. The amount and timing of revenue from such royalties are unknown and highly uncertain. Pursuant to the GSK Agreement, GSK is responsible for the development and commercialization of Jemperli. As a result, our business and financial results and prospects depend upon the performance by GSK of its commercial obligations under the GSK Agreement and the commercial success of Jemperli. We have no control over GSK’s marketing and sales efforts, and GSK might not be successful, which would harm our business and cause the price of our securities to fall.

Our quarterly royalty revenues may fluctuate due to a variety of factors, many of which are outside of our control. The amount of royalties and milestone payments, if any, we receive will depend on many factors, including but not limited to the following:

•
the extent and effectiveness of the sales and marketing and distribution support GSK provides to Jemperli;
•
market acceptance and demand for Jemperli;
•
the competitive landscape of generic and branded products and developing therapies that compete with Jemperli (such as Keytruda®) but which are not partnered with us and pricing pressure in the oncology markets targeted by Jemperli;
•
the size of the market for Jemperli;
•
decisions as to the timing of product launches, pricing and discounts;
•
reprioritization of GSK’s commercial efforts on other products owned by GSK, which are not partnered with us;
•
GSK’s ability to expand the indications for which Jemperli can be marketed;
•
a satisfactory efficacy and safety profile as demonstrated in a broad patient population;
•
acceptance of, and ongoing satisfaction with, Jemperli by the medical community, patients receiving therapy and third party payors;
•
timing and amounts of payor rebate adjustments and prior period rebate adjustments;
•
seasonal fluctuations of demand;
•
the ability of patients to be able to afford Jemperli or obtain health care coverage that covers Jemperli;
•
safety concerns in the marketplace for oncology therapies in general and with Jemperli in particular;
•
regulatory developments relating to the manufacture or continued use of Jemperli;
•
the requirement to conduct additional post‑approval studies or trials for Jemperli;
•
GSK’s ability to obtain regulatory approval of Jemperli in additional countries;
•
general economic conditions in the jurisdictions where Jemperli is sold, including microeconomic disruptions or slowdowns; or
•
if our royalty revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially.

Our existing collaboration with GSK and other collaborations are important to our business. If we are unable to maintain the GSK collaboration, or if this collaboration is not successful, our business could be adversely affected and the price of our securities could fall.

Much of our current and near-term projected revenues have been derived from Jemperli under the GSK Agreement. We expect royalties from Jemperli will likely continue to comprise a substantial portion of our revenues in the future. Any action or inaction by either GSK or us that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between the parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for our partnered products and other GSK respiratory products, disputes over public statements, and similar matters. If our collaboration with GSK were terminated, we may not receive all or any of the royalties or milestones potentially coming from such collaboration, which could adversely affect our business or financial condition. For example, in October 2023, GSK terminated the LAG-3 antagonist antibody development program, and in October 2025, GSK also terminated the TIM-3 antagonist antibody development program under our existing collaboration. As a result, we will not receive any additional milestones or any royalties from GSK for those development programs.

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

In addition, any dispute or litigation proceedings with our collaborators could delay the development programs under collaboration, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense. For example, we are currently party to litigation regarding our collaboration agreement with GSK and Tesaro. On November 20, 2025, we filed a Verified Complaint in Delaware Chancery Court, requesting a court declaration that Tesaro has materially breached the Collaboration Agreement and that GSK, Tesaro’s corporate parent, has tortiously interfered with the Collaboration Agreement. We have requested that the court declare that we are entitled to all rights and remedies under the Collaboration Agreement. See Item 1. Legal Proceedings for additional information. While this litigation is pending, the ownership of related intellectual property rights may be uncertain, and management is spending significant time and resources. Tesaro and its affiliate Tesaro Development, Ltd. separately filed suit against us the same day, requesting a declaration that they have not materially breached and that we have materially breached our duties. Tesaro’s claim that we materially breached our duties was dismissed by the Delaware Chancery Court on April 24, 2026.

Previously, in October 2020, we settled a matter with Tesaro and GSK related to an alleged breach of the Collaboration Agreement in connection with GSK’s development of a drug not covered by the agreement. There can be no assurance that we will not encounter such issues under our collaborations with GSK or other parties in the future.

When the FDA or other applicable regulatory authorities approve generic products, including but not limited to generic forms of Keytruda®, which competes with Jemperli, the royalties payable to us pursuant to the GSK Agreement may be less than anticipated, which in turn would harm our business and cause the price of our securities to fall.

Keytruda®, manufactured and sold by Merck & Co., Inc., is the biggest competitor of Jemperli. Sales of Keytruda® are expected to be materially negatively impacted by biosimilar competition between 2028 and 2029. Keytruda® is also expected to lose market exclusivity in Europe in 2031 following compound patent expiration. Once market exclusivity is lost, generic substitutes of Keytruda® may enter the market. After the introduction of a generic competitor, a significant percentage of the sales of any branded product that may compete with such branded product is typically lost to the generic product. We cannot yet ascertain what impact these future generic products may have on any sales of Jemperli. The royalties payable to us pursuant to the GSK Agreement may be less than anticipated, which in turn could harm our business, and the price of our securities could fall.

Reduced prices and reimbursement rates due to the actions of governments, payors, or competition or other healthcare cost containment initiatives such as restrictions on use, may negatively impact royalties generated under the GSK Agreement.

The continuing efforts of governments, pharmaceutical benefit management organizations (“PBMs”), insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care have adversely affected, and may continue to adversely affect, the price, market access and total revenues of Jemperli in the future. These organizations, together with governments, have increasingly imposed utilization management tools favoring the use of generic products. As these practices expand, GSK may face difficulty in obtaining or maintaining timely or adequate pricing or formulary placement of Jemperli. In addition, GSK has experienced and expect to continue to experience increased competitive activity, which has resulted and may result in lower overall prices for Jemperli.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, “PPACA”) and other legislative or regulatory requirements or potential legislative or regulatory actions regarding healthcare and insurance matters, along with the trend toward managed healthcare in the U.S., could adversely influence the purchase of healthcare products and reduce demand and prices for Jemperli. This could harm GSK’s ability to market Jemperli and significantly reduce future revenues. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures will continue and may increase. This may make it difficult for GSK to sell Jemperli at a price acceptable to us or GSK or to generate revenues in line with our analysts’ or investors’ expectations, which may cause the price of our securities to fall.

More recently, the presidential administration and the U.S. Congress have taken, and may continue to take, actions in an effort to modify or replace PPACA and to implement or pass other reforms to the healthcare system, including proposed legislation related to the pricing of pharmaceuticals.

There is uncertainty with respect to any potential changes that may be proposed and what the impact, if any, will be on our business, including the impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by PPACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us and the royalties generated under existing or future collaborations.

We expect that additional state and federal healthcare reform measures will be considered and potentially adopted, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for Jemperli.

If the commercialization of Jemperli in the countries in which it has received regulatory approval encounters any delays or adverse developments, or perceived delays or adverse developments, or if sales or payor coverage does not meet investors’, analysts’, or our expectations, our business will be harmed and the price of our securities could fall.

Under our GSK Agreement, GSK has full responsibility for commercialization of Jemperli. GSK has launched Jemperli in a number of countries, including the United States and Europe, among others. The commercialization of the products in countries where they are already launched and the commercialization in new countries are still subject to fluctuating overall pricing levels and uncertain timeframes to obtain payor coverage. Any delays or adverse developments or perceived additional delays or adverse developments with respect to the commercialization of Jemperli including if sales or payor coverage does not meet investors’, analysts’, or our expectations, would significantly harm our business and the price of our securities could fall.

We are heavily dependent on GSK for the successful commercialization and development of Jemperli under the GSK Agreement. If GSK does not devote sufficient resources to the commercialization or development of Jemperli, is unsuccessful in its efforts, or chooses to reprioritize its commercial programs, our business would be materially harmed.

GSK is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities for Jemperli under the GSK Agreement. Our royalty revenues under the GSK Agreement may not meet our, analysts’, or investors’ expectations, due to a number of important factors. GSK has a substantial oncology product portfolio in addition to Jemperli. GSK may make oncology product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to Jemperli. For instance, GSK has discretion in determining the efforts and resources that it will apply to the development and commercialization of Jemperli. In addition, GSK may determine to focus its commercialization efforts on its own products. In the event GSK does not devote sufficient resources to the commercialization of Jemperli or chooses to reprioritize its commercial programs, our business, operations and stock price would be negatively affected.

Any adverse developments to the regulatory status of Jemperli in the countries in which it has received regulatory approval, including labeling restrictions, safety findings, or any other limitation to usage, would harm our business and may cause the price of our securities to fall.

Although Jemperli is approved and marketed in a number of countries, it is possible that adverse changes to the regulatory status of Jemperli could occur in the event new safety issues are identified, treatment guidelines are changed, or new studies fail to demonstrate product benefits. A number of notable pharmaceutical products have experienced adverse developments during commercialization that have resulted in the product being withdrawn, approved uses being limited, or new warnings being included. In the event that any adverse regulatory changes were to occur to Jemperli, our business would be harmed, and the price of our securities could fall.

Jemperli faces substantial competition for its intended uses in the targeted markets from products discovered, developed and commercialized both by GSK and by other pharmaceutical companies, which could cause the royalties payable to us pursuant to the GSK Agreement to be less than expected, which in turn would harm our business and cause the price of our securities to fall.

GSK has responsibility for obtaining regulatory approval and commercializing Jemperli for its intended uses in the targeted markets around the world. While Jemperli has received regulatory approval and has been commercialized in the U.S. and certain other targeted markets, Jemperli faces substantial competition from existing products previously developed and commercialized both by GSK and competing pharmaceutical companies and can expect to face additional competition from new products that are discovered, developed and commercialized by GSK, the same pharmaceutical competitors and other competitors going forward.

Many of the pharmaceutical companies competing in oncology markets are international in scope with substantial financial, technical and personnel resources that permit them to discover, develop, obtain regulatory approval and commercialize new products in a highly efficient and low-cost manner at competitive prices to consumers. In addition, many of these competitors have substantial commercial infrastructure that facilitates commercializing their products in a highly efficient and low-cost manner at competitive prices to consumers. There can be no assurance that Jemperli will not be replaced by new products that are deemed more effective at lower cost to consumers. The ability of Jemperli to succeed and achieve the anticipated level of sales depends on the commercial and development performance of GSK to achieve and maintain a competitive advantage over other products with the same intended use in the targeted markets.

If sales of Jemperli are less than anticipated because of existing or future competition in the markets in which it is commercialized, including competition from existing and new products that are perceived as lower cost or more effective, our royalty payments could be less than anticipated, which in turn would harm our business and cause the price of our securities to fall.

Risk Factors Related to Our Recent Separation

The recent separation of our business into two independent, publicly traded companies is subject to various risks and uncertainties, and completion of the tasks relating to the separation will continue to involve time, effort and expense, which could harm our business, results of operations and financial condition.

On April 20, 2026, we completed the separation of our business into two independent, publicly traded companies (the “Separation”). Following the Separation, we continue to hold and manage the rights to our Jemperli royalties from GSK and imsidolimab royalties from Vanda, with a focus on protecting and returning their value to our stockholders.

We will continue to incur expenses in connection with the recent Separation, and such costs and expenses may be greater than we anticipate. In addition, our management’s time and attention will be allocated between the two public-traded companies, which may result in operational disruptions to our business. Any of the foregoing could adversely affect our business, results of operations and financial condition.

The Separation may not achieve some or all of the anticipated benefits.

The anticipated operational, financial, strategic and other benefits of the Separation may not be achieved. The combined value of the common stock of the two publicly traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred. The combined value of the common stock of the two publicly traded companies could be lower than anticipated for a variety of reasons, including the failure of either company to operate and compete effectively as an independent, publicly traded company. Our common stock price may experience periods of extreme volatility. Our company is now smaller and less diversified, with a narrower business focus, and may be more vulnerable to changing market conditions. The Separation may also present a number of significant risks to our operations and internal processes, including the allocation of management’s time and attention between the two companies and the failure to maintain an adequate control environment due to changes to our infrastructure technology systems and financial reporting processes.

Risks Related to Intellectual Property

Our royalty revenues depend on patent rights licensed to third parties, and if we or our licensees or collaborators are unable to obtain, maintain, and protect those patent rights, our royalty revenues and the value of our patent portfolio may be materially adversely affected.

Our success depends in significant part on our ability and on the ability and willingness of our licensees and collaborators to establish, maintain and protect patents and other intellectual property rights covering licensed products and to operate without infringing the intellectual property rights of others. Although we may own or co-own patents and patent applications underlying our current royalty-bearing licenses, we have exclusively licensed rights under these patent portfolios to third parties for development, regulatory approval, manufacture, commercialization and related activities. We do not expect to conduct further research and development activities or develop or commercialize products directly. As a result, our future business is expected to consist principally of collecting royalties and other payments from licensees and collaborators while maintaining a limited-cost infrastructure.

Our ability to generate value from the licensed patent rights depends on our and our licensees’ or collaborators’ ability to obtain, maintain, and protect patents with claims that cover products developed, approved, manufactured and commercialized by our licensees and collaborators. The patent prosecution process is uncertain, expensive and time-consuming, and we or our licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We also cannot assure you that patents will issue from any patent applications that we or our licensees or collaborators do prepare, file and prosecute. It is also possible that we or our licensees or collaborators will fail to identify patentable aspects of inventions or improvements made in the course of development and commercialization activities before it is too late to obtain patent protection.

We may have limited control over patent prosecution, maintenance, enforcement, defense, patent listings, patent term extensions and related intellectual property strategy for licensed products, and our licensees’ or collaborators’ interests may not align with ours.

Our royalty revenues may depend on patents and patent applications that are prosecuted, maintained, enforced, defended, listed, submitted or otherwise managed in whole or in part by our licensees or collaborators. We may have limited or no ability to direct patent prosecution strategy, claim scope, continuation or divisional practice, foreign filing decisions, maintenance-fee and annuity payments, patent term adjustment or patent term extension strategy, supplementary protection certificate filings, Purple Book, BPCIA patent-list exchanges and patent-dispute procedures or similar foreign biologics patent procedures, responses to post-grant challenges, infringement litigation or settlement strategy.

Our licensees or collaborators may have interests that differ from our interests, including interests in minimizing prosecution, maintenance, litigation or enforcement costs; prioritizing particular products, indications, territories or patent claims; avoiding disputes with competitors or other commercial partners; settling litigation on terms that protect their commercial interests but reduce or eliminate our royalty revenues; or abandoning or narrowing patent rights that we believe are important to our business. If any such third party fails to obtain, maintain, extend, enforce or defend patent rights in a manner that preserves royalty-bearing exclusivity, or if any such third party settles or resolves disputes in a manner that permits earlier competition or reduces royalty-bearing sales, our royalty revenues and the value of our patent portfolio could be materially adversely affected.

We may not control decisions regarding whether, when or how to enforce patents against potential infringers, biosimilar or interchangeable biological product applicants or other competitors. A licensee or collaborator may decline to bring suit, may fail to bring suit within applicable statutory periods, may assert only a subset of available patents, may omit patents from required BPCIA lists, Purple Book patent information or notices, may settle litigation on terms that permit earlier competition or reduce royalty-bearing sales, or may make arguments or concessions that adversely affect the scope, validity, enforceability or commercial value of our patents. We may not have access to all information necessary to evaluate infringement, validity, enforceability, regulatory filings, manufacturing processes or settlement terms. Any such limitations could impair our ability to preserve the royalty value of our intellectual property.

Because we have exclusively licensed rights under certain patent portfolios to third parties, our ability to enforce those patents may depend on the scope of rights retained by us and granted to our licensees, including whether the licensee has received substantial rights under the patents, whether we or the licensee has the right or obligation to bring suit, whether joinder of the patent owner, licensee, BLA holder or reference product sponsor is required, and whether the applicable party is willing and able to participate in enforcement proceedings. If we lack standing to sue independently, if a required party refuses to participate, if enforcement rights are contractually limited, or if the licensee controls enforcement or settlement decisions, our ability to preserve royalty-bearing patent protection may be impaired.

Failure to identify, list, update, assert or defend patents through Purple Book and BPCIA patent-dispute procedures could impair the value of our patent rights and reduce our royalty revenues.

For licensed products regulated as biological products, the timing, content, accuracy and completeness of Purple Book patent information, patent lists exchanged under the Biologics Price Competition and Innovation Act of 2009, as amended, or the BPCIA, and related patent-dispute procedures may affect notice rights, litigation strategy, settlement leverage, biosimilar or interchangeable biological product entry, available remedies and the duration and value of royalty-bearing patent protection. We may not control whether a licensee, collaborator, commercialization partner, BLA holder, reference product sponsor or other responsible party identifies all relevant patents, timely provides initial or supplemental patent lists, submits accurate patent expiration dates, supplements or updates patent information, participates in BPCIA patent-dispute procedures, asserts all appropriate patents against biosimilar or interchangeable biological product applicants, or preserves rights to seek injunctive or other relief. If a patent that should have been included in a BPCIA patent list is not timely included, the patent owner may be barred from bringing an infringement action with respect to the biological product under 35 U.S.C. § 271. Any failure to identify, list, update, assert, enforce or defend relevant patents, or any decision to omit patents, assert only a subset of patents, delay or forgo litigation, or settle patent disputes on terms that permit earlier biosimilar or interchangeable product entry, could reduce the effective exclusivity period for licensed products and materially reduce our royalty revenues.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, and issued patents may not provide meaningful protection for licensed products or prevent competitors from commercializing competitive technologies and products.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensees’ or collaborators’ patent rights are highly uncertain. Our and our licensees’ or collaborators’ pending and future patent applications may not result in patents being issued which protect licensed technology or licensed products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products.

The patent examination process may require us or our licensees or collaborators to narrow the scope of the claims of our pending and future patent applications, which may limit the scope of patent protection that may be obtained. In the past, we have not always been able to obtain the full scope of patent protection we initially sought in our patent applications, and as is typical for biotechnology patent prosecution, we have been required to narrow or eliminate patent claims as part of the patent prosecution process. In some instances, patent protection for an invention might not be obtainable in view of the prior art or laws of the country in which patent protection is sought. As a result, patent claims that we or our licensees or collaborators seek to obtain now or in the future could be narrowed or eliminated during prosecution, or later held invalid or unenforceable.

The ability to obtain and maintain meaningful patent protection for antibodies and other biotechnology inventions may depend on accurate and complete disclosure of technical characterizations, including biological sequence information. Any errors, omissions, inconsistencies or later-developed scientific understanding that affects how such inventions are characterized, including sequence information, epitope mapping, competition data, binding assays or structure-function relationships, could impair our or our licensees’ or collaborators’ ability to obtain, maintain or enforce patents, could provide a basis for third-party challenges, or could necessitate claim narrowing.

In addition, some patent applications that we or our licensees or collaborators have filed or may file in the future might not result in issued patents because we or our licensees or collaborators have abandoned, or may choose to abandon, those patent applications as changes in business or legal strategies dictated or may dictate.

Our royalty revenues may depend on whether licensed products are covered by valid and enforceable patent claims in particular countries.

Filing, prosecuting, enforcing and defending patents on licensed technology and licensed products in all countries throughout the world would be prohibitively expensive, and our or our licensees’ or collaborators’ intellectual property rights may not exist in some countries outside the United States or may be less extensive in some countries than in the United States.

In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensees or collaborators may not be able to prevent third parties from making, using, or selling licensed products in all countries outside the United States or from selling or importing licensed products in and into the United States or other jurisdictions. Competitors may use our and our licensees’ or collaborators’ technologies in jurisdictions where patent protection has not been obtained to develop their own products and, further, may export otherwise infringing products to territories where patent protection exists but enforcement is not as strong as that in the United States. These products may compete with licensed products, and our or our licensees’ or collaborators’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and pharmaceutical products, which could make it difficult for us or our licensees or collaborators to stop infringement of our and our licensees’ or collaborators’ patents or marketing of competing products in violation of our and our licensees’ or collaborators’ proprietary rights generally. Proceedings to enforce patent rights in foreign jurisdictions could result in substantial costs, could put our patents at risk of being invalidated or interpreted narrowly and patent applications at risk of not issuing, and could provoke third parties to assert claims against us or our licensees or collaborators. We or our licensees or collaborators may not prevail in any lawsuits that are initiated, and the damages or other remedies awarded, if any, may not be commercially meaningful.

Furthermore, the European patent litigation landscape has changed with the advent of the Unified Patent Court, which may allow third parties to seek, or may allow us or our licensees or collaborators to obtain, certain forms of relief with pan-European effect. This could increase the risk that a single adverse decision could significantly narrow, invalidate or render unenforceable one or more of our European patents across multiple jurisdictions, or that we or our licensees or collaborators could be subject to injunctive relief affecting multiple markets, if subjected to the jurisdiction of the Unified Patent Court.

We may not be able to collect royalties, or our royalties may be reduced, for sales of licensed products in jurisdictions where we do not obtain valid and enforceable claims covering the licensed products. Furthermore, the inability to obtain or enforce patent protection in some jurisdictions might increase competition, reduce sales, and result in reduced royalties.

Disputes over claim coverage could reduce or eliminate royalties.

Our license agreements may condition royalties, royalty rates, or royalty duration on the existence of one or more valid, enforceable and unexpired patent claims covering a licensed product in a particular country. Disputes may arise regarding whether a licensed product is covered by a valid claim; whether a pending, amended, challenged, opposed, appealed, narrowed, reissued or reexamined claim qualifies for royalty purposes; whether a method-of-treatment claim covers sales for a particular labeled or off-label use; whether a product modification avoids claim coverage; or whether a patent challenge, expiration, terminal disclaimer, loss of patent term extension, supplementary protection certificate decision or other event triggers a royalty reduction or termination.

Licensees, sublicensees or other royalty payors may challenge, or have incentives to challenge, the scope, validity, enforceability, ownership, inventorship or royalty-bearing status of our patents or may assert that particular products, territories, sales, indications, formulations, manufacturing processes or periods are not covered by licensed patent rights. If a licensee, sublicensee or other counterparty successfully asserts that a licensed product is not covered by a valid claim, our royalty revenues could be reduced or eliminated in one or more countries.

Licensed products may not be covered by our patent claims, or the licensed products may evolve in a manner that reduces or eliminates claim coverage.

Even if patents issue and remain valid and enforceable, they may not cover ultimately approved or commercialized licensed products. Our licensees or collaborators may modify licensed products, develop follow-on or next-generation products, change manufacturing processes, pursue alternative indications or dosing regimens, or commercialize products through sublicensees or affiliates in a manner that reduces or eliminates coverage by our patent claims. Competitors may also design around our claims or develop products that achieve similar therapeutic effects without infringing our patents. If licensed products or related commercial strategies evolve in a way that reduces or eliminates coverage by our patent claims, or if competitors develop non-infringing alternatives, our royalty revenues may be materially reduced.

Because we do not expect to conduct further research and development, our ability to generate new patent rights, obtain patent protection for improvements or replace expiring or challenged patents may be limited.

Historically, we generated new inventions and patent rights through our own research and development activities. Going forward, we do not expect to conduct further research and development and expect to operate with a limited-cost infrastructure. As a result, we may have limited ability to generate new inventions, create new patent families, supplement existing patent applications with additional technical data, or replace patents that expire, are narrowed, are invalidated or are designed around.

Development, regulatory, manufacturing and commercialization activities conducted by our licensees or collaborators may generate inventions, improvements, know-how, data, formulations, dosing regimens, manufacturing processes, biomarkers, methods of use or other intellectual property. Depending on the terms of the applicable agreements and applicable law, we may not own, control or have rights to such improvements or related intellectual property. Licensed products or follow-on products may therefore be protected primarily by intellectual property owned or controlled by our licensees, collaborators or third parties rather than by us, and sales of such products may not be royalty-bearing to us or may be royalty-bearing for a shorter period or at a reduced rate.

Our patents may be challenged, narrowed, invalidated or held unenforceable.

Third parties may challenge the validity, enforceability, ownership, inventorship, priority, scope, or coverage of our patents and patent applications in litigation, post-grant proceedings, oppositions, reexaminations, inter partes reviews, post-grant reviews, interference or derivation proceedings, nullity actions, revocation actions, declaratory judgment actions, or other proceedings in the United States or foreign jurisdictions. These challenges may be based on a variety of different grounds, including lack of novelty or obviousness over prior art, public use or on-sale activity, lack of written description, lack of enablement, indefiniteness, lack of patent-eligible subject matter, obviousness-type or statutory double patenting, terminal-disclaimer issues, improper priority claims, added matter, incorrect inventorship, inequitable conduct, prosecution laches, or other statutory, equitable, or procedural grounds. We cannot assure you that all potentially relevant prior art relating to our patents and patent applications has been found or that all bases for challenging our patents have been considered. A successful challenge to any patent rights that support royalty payments could shorten or eliminate the royalty period, reduce leverage against biosimilar or other competitors, impair settlement value, reduce expected cash flows or eliminate substantially all value associated with the affected patent rights.

Patent terms are limited, and failure to obtain available patent term extension or similar protection could reduce our royalty period.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering licensed products are obtained, once the patent life has expired for a licensed product, the licensee may be open to competition from competitive medications, including biosimilar or interchangeable biological products, and our royalties may be reduced or eliminated.

Furthermore, given the amount of time required for the development, testing and regulatory review of new pharmaceutical products, patents protecting licensed products might expire before or shortly after such products are commercialized. As a result, our and our licensees’ or collaborators’ patent portfolio may not provide sufficient rights to exclude others from commercializing products similar or identical to licensed products for the period we expect. We expect that we or our licensees or collaborators will seek extensions of patent terms where these are available in countries where we or they are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of the patent. However, the applicable authorities, including the FDA and the U.S. Patent and Trademark Office in the United States, and any equivalent foreign regulatory authority, may not agree with an assessment of whether such extensions are available and may refuse to grant extensions or may grant more limited extensions than requested.

Moreover, we may not control whether the applicable licensee, marketing authorization holder, patent owner or other responsible party timely seeks patent term extension, selects the patent most beneficial to our royalty interests, satisfies applicable requirements or obtains the full extension requested. Even if an extension is granted, the scope of the extension may be limited and may not cover all approved uses, formulations, methods of manufacture or later-modified products. If available patent term extension, supplementary protection certificate protection or analogous foreign protection is not obtained, or is narrower or shorter than expected, the period during which licensed products are covered by royalty-bearing patent rights could be shortened, and our royalty revenues could be materially reduced.

Changes in patent law could diminish the value of patents in general, thereby impairing the value of our patent portfolio and our ability to receive royalties.

The laws, regulations, administrative practices, and judicial decisions governing patents and patent challenges in the United States and foreign jurisdictions are subject to change and may evolve in ways that reduce the scope, strength, duration, enforceability, or commercial value of our patents and patent applications. In the United States, Congress, the federal courts, and the USPTO have made, and may continue to make, changes that affect patent eligibility, written description, enablement, obviousness, obviousness-type double patenting, patent term, terminal disclaimers, continuation practice, claim construction, damages, injunctive relief, inequitable conduct, enforcement, and the procedures and standards applicable to post-grant patent challenges. For example, Supreme Court and Federal Circuit decisions have created uncertainty or imposed limitations regarding patent-eligible subject matter, including claims involving laws of nature, natural phenomena, natural products, diagnostic methods, and certain method-of-treatment or biomarker-related inventions. Courts have also increased scrutiny of broad genus claims, including functionally defined antibody or biologics claims, under the written description and enablement requirements. As a result, patent claims that we or our licensees or collaborators obtain, maintain, or enforce may be narrower than expected or may be held invalid or unenforceable.

Proceedings before the USPTO and other patent offices also may affect the value of our patents. Inter partes review permits third parties to challenge issued patent claims on 35 U.S.C. §§ 102 and 103 grounds based on patents and printed publications, and post-grant review permits broader challenges on any ground that could be raised under 35 U.S.C. § 282(b)(2) or (3). These proceedings, and changes in the rules, standards, policies, or discretionary practices governing such proceedings, could increase the risk that patents covering licensed products will be narrowed, canceled, held unpatentable, or become more costly to defend.

Patent laws and practices outside the United States may also change, and foreign courts, patent offices, and administrative bodies may apply standards that differ from those applied in the United States. Changes in foreign patentability standards, opposition practice, supplementary protection certificate or patent term extension rules, compulsory licensing regimes, enforcement procedures, remedies, or centralized patent litigation systems could reduce the geographic scope, duration, enforceability, or economic value of our patent rights.

Any such changes, individually or in combination, could materially adversely affect our ability to preserve royalty-bearing patent coverage for licensed products.

Obtaining and maintaining patent protection depends on compliance with procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance and annuity fees on issued patents are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Because we expect to operate with a limited-cost infrastructure and may rely on licensees, collaborators, outside counsel, annuity service providers or other third parties to monitor and satisfy such requirements, failures by any such party could result in loss of patent rights. If we or our licensees or collaborators fail to maintain the patents and patent applications covering licensed products could adversely affect on our royalty revenues.

Defects in inventorship, ownership, assignment or chain of title could impair our patent rights and royalty revenues.

Our ability to receive royalties and, where applicable, enforce patent rights depends on proper inventorship, ownership, assignment and chain of title for the relevant patents and patent applications. We may be subject to risks arising from incomplete or defective inventor assignments, inconsistent ownership among members of a patent family, unrecorded assignments, security interests or prior licenses, rights retained by contractors, consultants, collaborators or former employers, defects in foreign assignment formalities, correction of inventorship, or disputes regarding ownership of inventions or improvements.

Disputes may arise regarding the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by us and our licensees or collaborators, the priority of invention of patented technology, or the scope of rights granted under license agreements. Any defect or dispute regarding inventorship, ownership, assignment or chain of title could impair our ability to maintain, enforce, license or receive royalties from the affected patent rights.

Our reliance on licensees and other third parties may require us to share confidential information and know-how, which increases the possibility that such information may be misappropriated or disclosed.

To the extent our licensed technology includes trade secrets, unpatented know-how, data, materials, assays, manufacturing information or other confidential information, we may be required to share such information with licensees, collaborators, advisors, third-party contractors, consultants or other parties. We seek to protect our confidential information and trade secrets, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements prior to disclosing proprietary information. These agreements typically limit the rights of third parties to use or disclose our confidential information, including trade secrets.

Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such information becomes known by competitors, is inadvertently incorporated into the technology of others, or is disclosed or used in violation of these agreements. Our agreements may also contain limited publication rights or other exceptions. Despite our efforts to protect our trade secrets, competitors may discover them through breach of our agreements with third parties, independent development or publication of information by third-party collaborators. A competitor’s discovery of our trade secrets or other unauthorized use or disclosure could impair the value of our intellectual property and our royalty-bearing rights.

We may become involved in lawsuits or administrative proceedings to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and could adversely affect our royalty revenues.

Third parties may infringe our patents or misappropriate or otherwise violate our intellectual property rights. In the future, we or our licensees or collaborators may initiate legal proceedings to enforce or defend our intellectual property rights, to protect trade secrets or to determine the validity or scope of intellectual property rights we own or control. Also, third parties may initiate legal proceedings against us or our licensees or collaborators to challenge the validity, enforceability or scope of intellectual property rights we own or control. These proceedings can be expensive and time-consuming, and many adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we do.

In an infringement proceeding, a court may decide that a patent owned by us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Furthermore, an adverse result in any litigation or administrative proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly.

Accordingly, despite our efforts, we or our licensees or collaborators may not prevent third parties from infringing upon or misappropriating intellectual property rights we own or control, particularly in countries where the laws may not protect those rights as fully as in the United States.

Within and outside of the United States, there has been a substantial amount of litigation and administrative proceedings regarding patent and other intellectual property rights in the pharmaceutical industry, including opposition, derivation, reexamination, inter partes review, interference, or other pre-issuance or post-grant proceedings. Such proceedings may be provoked by third parties or by us or our licensees or collaborators to protect or enforce our patents or patent applications. Additionally, third party pre-issuance submission of prior art to the USPTO or other foreign jurisdictions may jeopardize the issuance or scope of our patent applications. An unfavorable outcome in any such proceeding could affect our patent rights and reduce or eliminate our ability to collect royalties.

In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade existing or potential licensees, collaborators or acquirors from entering into or maintaining arrangements with us. Even if we successfully defend such litigation or proceeding, we may incur substantial costs, and it may distract management and other employees.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could adversely affect the price of shares of our common stock.

If license agreements covering our patents are terminated, disputed or interpreted unfavorably, our royalty revenues may be reduced or eliminated.

Our commercial success depends upon the ability and willingness of our licensees and collaborators to develop, manufacture, market and sell licensed products and to pay royalties and other amounts due under license agreements covering our intellectual property. If a licensee or collaborator fails to comply with its obligations under any such agreement, including payment, reporting, diligence, prosecution, maintenance, enforcement, defense, confidentiality or other obligations, our remedies may be limited and our royalty revenues could be reduced, delayed or eliminated. Conversely, if we fail to comply with obligations that apply to us under a license agreement, including obligations relating to cooperation, ownership, enforcement, confidentiality or other intellectual property matters, a licensee or collaborator may assert that it has the right to terminate, reduce payments, challenge the scope of its obligations or seek other remedies.

Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
whether a product, indication, formulation, dosing regimen, manufacturing process, territory, affiliate sale or sublicensee sale is covered by the licensed patent rights;
•
the sublicensing of patent and other rights under collaboration relationships;
•
the existence and satisfaction of any diligence, prosecution, maintenance, enforcement or commercialization obligations;
•
the calculation of royalties, including deductions, offsets, royalty step-downs, patent expiration, valid claim requirements, royalty stacking and treatment of combination products;
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by us and our licensees or collaborators; and
•
the priority of invention, inventorship, ownership, validity, enforceability or scope of patented technology.

If disputes over intellectual property subject to license agreements prevent or impair our ability to maintain licensing arrangements on acceptable terms, or if licensees, sublicensees or collaborators successfully dispute their obligation to pay royalties, our royalty revenues and the value of our patent portfolio could be materially adversely affected.

Third-party intellectual property rights may limit commercialization of licensed products or reduce royalties payable to us.

Third parties may initiate legal proceedings against us or our licensees or collaborators alleging that we or they infringe third party intellectual property rights, or we or our licensees or collaborators may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, including in oppositions, interferences, reexaminations, post-grant reviews, inter partes reviews or derivation proceedings in the United States or other jurisdictions. These proceedings can be expensive and time-consuming, and many adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we do.

Parties making claims may obtain injunctive or other equitable relief, which could effectively block the ability of our licensees or collaborators to further develop, manufacture or commercialize licensed products. An unfavorable outcome could require us or our licensees or collaborators to cease using the related technology, cease developing or commercializing licensed products, redesign products or processes, or attempt to license rights from the prevailing party. Any such license may not be available on commercially reasonable terms or at all. Even if a license is obtained, it may be non-exclusive, may require substantial payments, may result in royalty stacking, or may permit offsets or reductions against royalties owed to us. In addition, a finding of infringement could result in monetary damages, including treble damages and attorneys’ fees, or could prevent commercialization of licensed products, which could reduce or eliminate our royalty revenues.

We may be subject to claims by third parties asserting misappropriation of intellectual property or claiming ownership of what we regard as our own intellectual property.

Many of our current or former employees, consultants, advisors, scientific founders or inventors may have been previously employed at universities, research institutions or other biopharmaceutical companies, including competitors or potential competitors. Some of these persons may have executed proprietary rights, non-disclosure, non-competition or similar agreements in connection with previous employment or engagements. Although we seek to ensure that persons involved in our work do not use the proprietary information or know-how of others, we may be subject to claims that we or such persons have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of a former employer, collaborator or other third party. Litigation may be necessary to defend against these claims.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or sustain damages. Such intellectual property rights could be awarded to a third party, and we or our licensees or collaborators could be required to obtain a license from such third party to commercialize licensed technology or licensed products. Such a license may not be available on commercially reasonable terms or at all. Even if we successfully prosecute or defend against such claims, litigation could result in substantial costs and distract management.

Our inability to protect confidential information and trade secrets would harm the value of our intellectual property and royalty-bearing rights.

In addition to seeking patents for certain technology and products, we may rely on trade secrets, including unpatented know-how, data, technology and other proprietary information, to maintain the value of our intellectual property position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as employees, licensees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and consultants.

Despite these efforts, any of these parties may breach the agreements and disclose proprietary information, including trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts within and outside the United States may be less willing or unwilling to protect trade secrets. Furthermore, if a competitor lawfully obtained or independently developed any trade secrets, we would have no right to prevent such competitor from using that technology or information to compete with licensed products, which could harm the value of our royalty-bearing rights. Additionally, if the steps taken to maintain trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret.

Risks Related to Managing Growth, Operations and Macroeconomic Conditions

We currently have a limited number of full time equivalent contractors, and our future success depends on our ability to retain our key executives and to attract, retain and motivate qualified personnel.

To succeed, we must recruit, retain, manage and motivate qualified personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our operating results and adversely affect our ability to realize the benefits under our existing collaborations and to manage our business after the Separation.

Many of the other companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, our business may be harmed and the price of our securities could fall.

Our internal computer systems, or those of our third-party collaborators or other service providers, may fail or suffer security breaches and cyber-attacks, which could result in a material disruption to our business.

We are dependent on information technology systems, infrastructure and data to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of confidential and sensitive information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. We have established physical, electronic and organizational measures to safeguard and secure our systems which are designed to prevent data compromise, and rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and the processing, transmission and storage of our information. We have also outsourced elements of our information technology infrastructure, resulting in a number of third-party vendors that may or could have access to our information. Despite the implementation of security measures, any of the internal technology systems belonging to us, our collaborators or our third party service providers are vulnerable to damage from computer viruses, bugs, worms, malware, hacking, supply chain attacks and vulnerabilities, distributed denial-of-service attacks, credential stuffing or harvesting, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. Any system failure, accident or security breach that causes interruptions in our own, in collaborators’ or in third party service providers’ operations could result in a material disruption of our drug discovery and development programs.

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

Our facilities are located in San Diego, California, which is a seismically active region, and has also historically been subject to wildfires and electrical blackouts as a result of a shortage of available electrical power. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity, health epidemics or pandemics or other disasters, including those resulting from or amplified by climate change, and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. We maintain multiple copies of each of our antibody sequences and electronic data records, most of which we maintain at our headquarters. If our facilities were impacted by a seismic or wildfire event, there could be an adverse effect on our ability to perform our obligations under our existing and any future collaborations.

The macroeconomic and geopolitical environment may have a material impact on the U.S. and global economies and could materially impact our business, financial condition and results of operations.

The macroeconomic and geopolitical environment, including inflation, increased volatility in interest rates, tariffs and the debt and equity markets, instability in the global banking system, global health crises and pandemics and geopolitical conflict have had, and may continue to have, an adverse impact on the U.S. and global economic conditions, which could have an adverse effect on our business and financial condition. The extent to which any such factors impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the event and the actions to contain its impact.

We are subject to risks associated with foreign trade policy, including recent tariffs imposed or proposed by the United States on its trading partners, as well as retaliatory actions that have or may be imposed by other countries in response. The recent U.S. tariffs and other trade restrictions against trading partners and specific sectors of the global economy may have an adverse effect on our business and financial condition. The United States has imposed many country-specific tariffs at a rate higher than the 10% global baseline on all foreign countries and continues to impose increased tariffs on China in particular. At this time, the impact of the recently imposed and proposed tariff actions with respect to our operations remain uncertain given ongoing bilateral negotiations between the United States and trading partners, changes in U.S. policy, and an ongoing Section 232 investigation by the U.S. Department of Commerce, which may result in the imposition of an additional tariff rate on U.S. imports of pharmaceuticals and pharmaceutical ingredients. Jemperli involves pharmaceutical ingredients that are partially sourced from outside of the United States, including China, the cost of which may increase due to additional tariff rates. Higher material costs may negatively impact our royalties.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

•
the success of competitive products to the products licensed to our collaborators;
•
regulatory actions with respect to our collaborators’ products or our collaborators’ competitors’ products;
•
announcements by our collaborators or their competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•
results of future clinical trials of Jemperli or any other of our collaborators’ product candidates or those of our collaborators’ competitors;
•
regulatory or legal developments in the United States and other countries;
•
developments or disputes concerning patent applications, issued patents or other proprietary rights of our collaborators;
•
the recruitment or departure of key personnel by us or our collaborators;
•
developments with respect to our existing collaboration agreements and announcements of new collaboration agreements;
•
disputes, breaches and terminations of our existing collaboration agreements;
•
actual or anticipated changes in estimates as to financial results or recommendations by securities analysts;
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

While we do not expect that additional capital will be needed in the future to continue our planned operations, it is possible we may need to raise capital in the future. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted. We also have registered all shares of common stock that we may issue under our equity incentive plans or that are issuable upon exercise of outstanding options, or upon vesting of outstanding awards. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

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

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholder’s ability to bring a claim, and may result in increased costs for a stockholder to bring such a claim, in a judicial forum of their choosing for disputes with us or our directors, officers, other employees or agents, which may discourage lawsuits against us and our directors, officers, other employees or agents.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, our collaborators or our collaborators’ businesses. If any of the analysts who cover us or our collaborators issues an adverse or misleading opinion regarding us or our collaborators, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We plan to use our federal and state net operating loss (“NOL”) carryforwards to offset taxable income from revenue generated from operations or corporate collaborations. However, our ability to use NOL carryforwards to offset taxable income in future years could be limited.

We plan to use our current year operating losses and NOL to offset taxable income from any revenue generated from operations, corporate collaborations, or dividends due to the Spin-off. To the extent we have taxable income in excess of current year operating losses, we plan to use our NOL carryforwards to offset income that would otherwise be taxable. As of December 31, 2025, we had federal NOLs of approximately $323.5 million. Of this, $38.6 million will expire beginning in 2031 through 2037, if not used to reduce income taxes payable in the future and $284.9 million carry forward indefinitely. We had state NOLs of approximately $69.8 million, which will expire beginning in 2028 through 2045. However, the benefits from the use of our NOL carryforwards may be limited under Section 382 of the Code, if we undergo an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We experienced ownership changes as defined by Section 382 of the Code during 2007, 2017 and 2021. As a result, as of December 31, 2025, there are $154.1 million of federal NOLs available to offset taxable income in future years without Section 382 limitation, while $169.4 million of federal NOLs are subject to annual limitations over future periods. State NOL and credit carryforwards may be similarly limited. Our use of federal and state NOLs could be further limited if we experience one or more ownership changes subsequent to December 31, 2025.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer

In March 2025, our board of directors approved a stock repurchase program to repurchase up to $75.0 million of shares of our outstanding common stock, par value $0.001 per share (the “2025 Repurchase Program”). In November 2025, our board of directors authorized an amendment to the 2025 Repurchase Program, under which an additional $100.0 million of our outstanding common stock may be repurchased. During the three months ended March 31, 2026, there were no repurchases made and the 2025 Repurchase Program expired on March 31, 2026.

In March 2026, our board of directors approved a new stock repurchase program to repurchase up to $100.0 million of shares of our outstanding common stock, par value $0.001 per share (the “2026 Repurchase Program”). As of March 31, 2026, $100.0 million remained available for future shares of common stock to be repurchased under the 2026 Repurchase Program.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

As disclosed below, during the three months ended March 31, 2026, certain of our directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

On January 13, 2026, Dennis Mulroy, our former chief financial officer, entered into a written plan for the potential sale of common stock. The plan was subsequently terminated on March 25, 2026.

On January 14, 2026, Paul Lizzul, our former chief medical officer, entered into a written plan for the potential sale of common stock. The plan was subsequently terminated on March 3, 2026. On March 3, 2026, Dr. Lizzul, also terminated a written 10b5-1 Plan dated April 14, 2025.

On March 3, 2026, Eric Loumeau, our former chief legal officer, terminated a written 10b5-1 Plan dated April 11, 2025.

On March 30, 2026, Hollings Renton, one of our directors, entered into a written plan for the potential sale of up to an aggregate 15,000 shares of common stock. The plan is intended to satisfy the affirmative defense condition of Rule 10b5-1(c) under the Exchange Act and is scheduled to terminate no later than February 24, 2027.

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1+	Amendment No. 6 to the Collaboration and Exclusive License Agreement
10.2*++‡	Consulting Agreement, effective April 20, 2026, by and between the Registrant and Daniel Faga
10.3++‡	Separation Agreement, effective March 26, 2026, by and between the Registrant and Dennis Mulroy
10.4++‡	Separation Agreement, effective March 26, 2026, by and between the Registrant and Eric Loumeau
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Report Instance Document - The Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101

* Executive compensation plan or agreement.

** This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

+ Certain portions of this exhibit have been omitted by means of marking such portions with asterisks because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential. The Registrant agrees to furnish a supplemental copy with any omitted information to the SEC upon request.

++ Certain portions of this exhibit have been redacted in accordance with Item 601(a)(6) of Regulation S-K.

‡ The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AnaptysBio, Inc.

Date:	May 12, 2026	By:	/s/ Daniel Faga
Daniel Faga
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2026	By:	/s/ Christopher M. Murphy
Christopher M. Murphy
(Principal Financial and Accounting Officer)