Form 10-KT
period 2026-06-30
ANAPTYSBIO, INC
filed 2026-09-21
CIK 1370053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-KT

______________________________________

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM January 1, 2026 TO June 30, 2026

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

The aggregate market value of voting common equity held by non-affiliates of the Registrant was $632,722,403 as of December 31, 2025.

The number of shares of Registrant’s common stock outstanding was 29,895,244 as of September 16, 2026.

PART I

EXPLANATORY NOTE

As previously disclosed, on May 18, 2026, the Board of Directors of AnaptysBio, Inc. approved a change to our fiscal year end from December 31 to June 30 of each calendar year, effective for the 2026 fiscal year. We filed all required periodic reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and pursuant to Rule 15d-10(e)(2) of the Exchange Act, including the Form 10-Q for the period ended March 31, 2026 and this Transition Report on Form 10-KT for the six-month transition period of January 1, 2026 through June 30, 2026. We will file quarterly reports based on the new fiscal year beginning with the quarter ending September 30, 2026, pursuant to Rule 15d-10(e)(2) of the Exchange Act.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KT (“Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” and “expect,” and similar expressions that convey uncertainty of future events or outcomes, are intended to identify forward-looking statements.

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
•
the rate and degree of market acceptance and clinical utility of Jemperli and Quimilza, formerly referred to as imsidolimab;
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

PART I

Item 1. Business

Overview

AnaptysBio manages the financial collaborations for a PD-1 antagonist (Jemperli (dostarlimab-gxly) or “Jemperli”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical subsidiary of GSK (Tesaro and GSK are hereinafter referred to, collectively, as “GSK”) and an IL-36R antagonist (“Quimilza” formerly referred to as imsidolimab) with Vanda Pharmaceuticals Inc. (“Vanda”), with a focus on protecting and returning the value of its royalties to shareholders. We recognize revenue from royalties and milestones achieved under our immuno-oncology collaboration with GSK and license and transition services revenue from our collaboration with Vanda.

First Tracks Biotherapeutics Separation

In September 2025, we announced that our board of directors (“Board of Directors”) approved plans to explore separating our business into two independent, publicly traded companies. We would hold and continue to manage the financial collaboration for Jemperli with GSK and for Quimilza with Vanda, with a focus on protecting and returning value of the royalties to its stockholders. The spun-out company would be a clinical-stage biotechnology company focused on the development and potential commercialization of innovative therapeutics for autoimmune and inflammatory diseases, including ANB033, rosnilimab, and ANB101. This separation (the “Spin-Off”) was completed on April 20, 2026.

The Spin-Off of First Tracks Biotherapeutics, Inc. (“First Tracks Biotherapeutics”) was achieved through our pro rata distribution of 29,100,902 shares of common stock of First Tracks Biotherapeutics to holders of record of our common stock. Each holder of record of our common stock received one share of First Tracks Biotherapeutics’ common stock for every one share of our common stock held on April 6, 2026, the record date for the distribution.

In connection with the Spin-Off, we entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) with First Tracks Biotherapeutics. The Separation and Distribution Agreement identifies the assets transferred to (including the contracts assigned) or retained by, and the liabilities assumed or retained by, each of us and First Tracks Biotherapeutics. Pursuant to the Separation and Distribution Agreement, on the Distribution Date, $100 million in cash and cash equivalents was allocated to First Tracks Biotherapeutics from us. Furthermore, all accounts payable and accrued liabilities were assumed by us. The results of First Tracks Biotherapeutics are included within discontinued operations in our consolidated financial statements.

Collaborative Programs

GSK Collaboration

In March 2014, we entered into a Collaboration and Exclusive License Agreement with GSK (the “GSK Agreement”), focused on immuno-oncology. Under the GSK Agreement, GSK is developing Jemperli (dostarlimab) as a monotherapy and in combination with additional therapies, for various solid tumor indications.

Under the GSK Agreement, a Biologics License Application (“BLA”) for a PD-1 antagonist antibody was approved by the FDA in April 2021 for the treatment of advanced or recurrent deficient mismatch repair endometrial cancer (“dMMREC”). In February 2023, the FDA granted full approval for this indication. In addition, in April 2021, the European Medicines Agency (“EMA”) granted conditional marketing authorization in the European Union (“EU”) for Jemperli for use in women with mismatch repair deficient (“dMMR”)/microsatellite instability-high (“MSI-H”) recurrent or advanced endometrial cancer who have progressed on or following prior treatment with a platinum containing regimen. A second FDA approval was received in August 2021 for Jemperli in pan-deficient mismatch repair tumors (PdMMRT). In July 2023, the FDA approved Jemperli in combination with chemotherapy for the treatment of adult patients with dMMR MSI-H primary advanced or recurrent endometrial cancer. In December 2023, the EMA approved Jemperli plus chemotherapy for dMMR/MSI-H primary advanced or recurrent endometrial cancer. In August 2024, the FDA approved Jemperli plus chemotherapy for all adult patients with primary advanced or recurrent endometrial cancer. In January 2025, the EMA approved Jemperli plus chemotherapy for this same indication.

In August 2026, the FDA accepted the sBLA for Jemperli in patients with previously untreated stage II and III mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) locally advanced rectal cancer with a target action date of February 2027.

For dostarlimab, under the GSK Agreement we are eligible to receive milestone payments if certain European regulatory submissions and approvals in multiple indications are achieved. On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “GSK Amendment No. 3”) was agreed to by both parties to permit GSK to conduct development and commercialization in combination with any third party molecules of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor (“Zejula”). Under GSK Amendment No.3, we were granted royalties upon sales of Jemperli, equal to 8% of Net Sales (as defined in the GSK Agreement) below $1.0 billion, 12% of Net Sales between $1.0 billion and $1.5 billion, 20% of Net Sales between $1.5 billion and $2.5 billion and 25% of Net Sales above $2.5 billion. Unless earlier terminated by either party upon specified circumstances, the GSK Agreement will terminate, with respect to each specific developed product, upon the later of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent.

In October 2021, we signed a royalty monetization agreement (“Jemperli Royalty Monetization Agreement”) with Sagard. Under the terms of the Jemperli Royalty Monetization Agreement, we received $250.0 million in exchange for royalties and milestones payable to us under our GSK collaboration on annual global net sales of Jemperli.

In May 2024, we entered into an amendment to the Jemperli Royalty Monetization Agreement, Amendment No. 1 (the “Jemperli Amendment”) under which we sold additional receivables to Sagard in exchange for $50.0 million. The Jemperli Amendment includes all Jemperli sales, including any product containing Jemperli, whether or not such product constitutes a combination product, and the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Amendment are either $600.0 million if received by the end of March 31, 2031, or $675.0 million if received thereafter. Once either of these thresholds is met, the Jemperli Royalty Monetization Agreement and the Jemperli Amendment will expire, resulting in us regaining all subsequent Jemperli royalties and milestones. As of June 30, 2026, Sagard has earned approximately $302.5 million in royalties and milestones. For more information, see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-KT.

The GSK Agreement, as amended, expires when no further payments are due to us, unless earlier terminated. Either party may terminate the GSK Agreement, as amended, in the event of an uncured material breach by the other party. GSK may terminate the GSK Agreement, as amended, at any time upon 90 days’ prior written notice to us.

For the six months ended June 30, 2026, GSK reported $644.1 million in sales for Jemperli, a greater than 30% sales growth when compared to $494.3 million for the six months ended June 30, 2025.

Vanda Collaboration

On January 31, 2025, we entered into an Exclusive License Agreement (the “Vanda License Agreement”) with Vanda pursuant to which we granted to Vanda an exclusive, global license for the development and commercialization of Quimilza (IL-36R antagonist mAb), which has completed two registration-enabling global Phase 3 trials, GEMINI-1 and GEMINI-2, evaluating the safety and efficacy of Quimilza in patients with generalized pustular psoriasis (“GPP”).

In December 2025, Vanda announced the submission of a BLA to the FDA for Quimilza in GPP. The FDA accepted the BLA filing for Quimilza in GPP in February 2026 with a target action date of December 12, 2026.

In August 2026, Vanda announced Quimilza received Orphan Drug Designation from the European Commission, based on the positive opinion received from the EMA Committee for Orphan Medicinal Products (“COMP”), for the treatment of GPP. The FDA and Japan’s Ministry of Health, Labour and Welfare have previously granted Orphan Drug Designation to Quimilza for the treatment of GPP.

Pursuant to the terms of the Vanda License Agreement, we received an upfront payment of $10.0 million and a $5.0 million payment for existing drug supply. We are also eligible to receive a 10% royalty on net sales.

The Separation and Distribution Agreement provides that any and all rights to receive milestone payments under the Vanda License Agreement will be allocated to First Tracks Biotherapeutics. For more information about these collaborations, see Note 4 — Collaborative Research and Development Agreements in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-KT.

Our Strategy

AnaptysBio manages the financial collaborations for Jemperli with GSK and Quimilza with Vanda, with a focus on protecting and returning the value of its royalties to shareholders. The key elements of our strategy include the following:

•
Manage the financial collaborations for Jemperli with GSK and Quimilza with Vanda, with a focus on protecting and returning their value to shareholders;
•
Virtual operating model with less than ~10 FTEs operating as contractors to support the essential functions of a public company;
•
Target annualized operating expenses of less than $10 million and a greater than 95% EBIT margin.

As described in the section titled “Risk Factors” and elsewhere in this Annual Report, the clinical development of drug product candidates is subject to a wide range of risks and uncertainties, any of which could cause our actual development strategy or timeframes to vary.

Intellectual Property

Our success depends in significant part on our ability and on the ability and willingness of our licensees and collaborators to establish, maintain and protect patents and other intellectual property rights covering licensed products and to operate without infringing the intellectual property rights of others. Although we may own or co-own patents and patent applications underlying our current royalty-bearing licenses, we have granted exclusive licenses rights under these patent portfolios to third parties for development, regulatory approval, manufacture, commercialization and related activities. We do not expect to conduct further research and development activities or develop or commercialize products directly. As a result, our future business is expected to consist principally of collecting royalties and other payments from licensees and collaborators while maintaining a limited-cost infrastructure.

The patent portfolios for our out-licensed programs are outlined below:

Dostarlimab (GSK4057190)

As of June 30, 2026, we owned or co-owned 27 patents and patent applications in various countries directed to the antibody sequence of GSK4057190 (dostarlimab), a PD-1 antagonist, and its variants, methods of use and related matters. We intend to prosecute our pending applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that have issued, or that may issue from or claim priority to our pending applications, could provide protection for aspects of this product until June 2038.

Quimilza

As of June 30, 2026, we owned 45 patents and patent applications in various countries directed to the antibody sequence of Quimilza and its variants, methods of use and related matters. We intend to prosecute our pending applications, and/or other patent applications claiming priority thereto, and pursue patent issuance and protection in key commercial markets where significant product sales may occur. Patents that have issued, or that may issue from or claim priority to our pending applications could provide protection for aspects of this product candidate until May 2042.

Other Intellectual Property Matters

The patent positions of biotechnology companies are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, our collaborators may not obtain or maintain adequate patent protection for any of our product candidates. We cannot predict whether the patent applications our collaborators are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that our collaborators hold may be challenged, circumvented or invalidated by third parties. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors— Risks Related to Our Intellectual Property.”

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which our collaborators file, the patent term is 20 years from the earliest date of filing a non-provisional patent application related to the patent. A U.S. patent also may be accorded a patent term adjustment (“PTA”) under certain circumstances to compensate for delays in obtaining the patent from the U.S. Patent and Trademark Office (“USPTO”). In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non-provisional patent application related to the U.S. patent. In addition, the term of a U.S. patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our out-licensed products receive FDA approval, we expect our collaborators to apply for patent term extensions on patents covering those products. Our collaborators may seek patent term extensions to any of the issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our collaborators’ assessments of whether such extensions should be granted, and if granted, the length of such extensions.

Our collaborators also rely on trade secrets relating to our out-licensed product candidates and seek to protect and maintain the confidentiality of proprietary information to protect aspects of their businesses that are not amenable to, or that they do not consider appropriate for, patent protection. Although our collaborators may take steps to protect their proprietary information and trade secrets, including through contractual means with their employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to their trade secrets or disclose their technology. Thus, we may not be able to meaningfully protect our out-licensed trade secrets.

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

Competition

The biotechnology and pharmaceutical industries are characterized by continuing technological advancement and significant competition. While we believe that our out-licensed products and our collaborators’ technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Our out-licensed products and our collaborators’ product candidates that are successfully developed and commercialized will compete with existing therapies and new therapies that may become available in the future. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish collaborative arrangements with our collaborators’ competitors. The level of generic competition and the availability of reimbursement from government and other third party payors will also significantly affect the pricing and competitiveness of our out-licensed products. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Products for which we have a royalty receivable or other interest may be rendered obsolete or non-competitive by new or alternate products, including generics or biosimilars, improvements on existing products or governmental or regulatory action. In addition, as biopharmaceutical companies increasingly devote significant resources to innovate next-generation products and therapies, products on which we have a royalty may become unattractive to commercialize or obsolete.

Government Regulation

In the United States, pharmaceuticals and biological products are subject to regulation by both federal and various state authorities, including the FDA. The Federal Food, Drug and Cosmetic Act and, for biological products, the Public Health Service Act, govern, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products, and there are other comparable laws and regulations that apply at the state level and in other jurisdictions, including the European Union. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources and failure to comply with applicable regulatory requirements can, among other things, result in delays, the suspension of regulatory approvals, as well as possible civil and criminal sanctions. Although we are not currently developing or marketing pharmaceutical or biological products, the activities of our collaborators may be subject to these requirements.

Development and FDA Review and Approval

FDA approval is required before a drug or biological product may be marketed in the United States. The FDA approval process generally requires the completion of extensive preclinical laboratory testing and animal studies, certain of which must be conducted in accordance with Good Laboratory Practice regulations and other applicable requirements. Before clinical studies in humans may begin, the sponsor must submit an Investigational New Drug application (“IND”) to the FDA, which must become effective, and each clinical study must receive approval from an independent institutional review board (“IRB”) or ethics committee at each participating clinical site.

Following initiation of clinical development, the sponsor must conduct adequate and well-controlled clinical studies in accordance with Good Clinical Practice (“GCP”) requirements to establish the safety and efficacy of a drug candidate or, in the case of a biological product, its safety, purity, and potency for each proposed indication. After completion of the pivotal clinical studies, the sponsor must prepare and submit to the FDA a New Drug Application (“NDA”), or Biologics License Application (“BLA”), demonstrating the product’s safety and efficacy or safety, purity, and potency, as applicable, based on analytical studies, nonclinical testing, and clinical trial results. As part of its review, the FDA must satisfactorily complete an inspection of the facility or facilities at which the proposed product is manufactured to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements. The FDA must complete its review and approve the NDA or BLA before the drug or biological product may be commercially marketed or sold in the United States.

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, and product sampling and distribution. Drug and biologic manufacturers and their subcontractors are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMPs. The FDA also closely regulates the marketing, labeling, advertising and promotion of drug products and biologics and, if violations occur, may require modifications to promotional materials or labeling and the issuance of corrective information, safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or safety information about the product.

The FDA may withdraw approval of a product if applicable regulatory requirements and standards are not maintained or if problems arise after the product reaches the market. The later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, problems with manufacturing processes, or a failure to comply with applicable regulatory requirements, may result in a variety of regulatory actions, including a requirement by the FDA to revise the approved labeling to include new safety information or imposition of post-market studies or clinical trials to assess newly identified safety risks distribution or other restrictions under a Risk Evaluation and Mitigation Strategy.

Failure to comply with applicable regulatory requirements may also result in restrictions on the marketing or manufacturing of a product, withdrawal of the product from the market, or product recalls. The FDA may issue warning letters, place holds on post-approval clinical studies, refuse to approve pending applications or supplements to approved applications, or suspend or revoke existing product approvals. Other potential consequences include product seizure or detention, injunctions, imposition of fines or civil or criminal penalties, refusal to permit the import or export of products, consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs.

Healthcare Laws, Coverage, Pricing and Reimbursement, and Healthcare Reform

The commercialization of pharmaceutical and biological products in the United States is subject to extensive federal and state healthcare laws and regulations, including laws relating to fraud and abuse, data privacy and security, government healthcare program reimbursement, pricing, reporting and transparency, privacy and security, and product distribution. Although we do not currently market, sell or distribute pharmaceutical or biological products, the activities of our collaborators may be subject to these requirements.

In addition, sales of licensed products, and consequently the royalties we may receive, may be affected by the availability and level of coverage and reimbursement from government and private third-party payors, as well as by legislative, regulatory and administrative measures intended to reduce healthcare costs or pharmaceutical prices. Third-party payors increasingly scrutinize pharmaceutical pricing, medical necessity and cost-effectiveness, and coverage policies and reimbursement rates may change over time. In markets outside the United States, government authorities may similarly regulate or influence pharmaceutical pricing and reimbursement.

Healthcare reform measures may also affect the pricing, coverage, reimbursement and utilization of licensed products. For example, the Inflation Reduction Act included provisions permitting the federal government to negotiate prices for certain drugs and biologics reimbursed under Medicare and imposing inflation-based rebates under certain circumstances. In addition, the current administration has pursued policies intended to establish most-favored-nation (“MFN”) pricing for certain prescription drugs and biologics, including through agreements with pharmaceutical manufacturers intended to align U.S. prices with prices paid in other developed countries and through initiatives to make certain products available to patients at MFN prices. The administration has also called on Congress to codify and expand its MFN pricing policies and has indicated that it may pursue additional regulatory and other measures to reduce prescription drug prices. These and other existing or future federal or state healthcare reforms could further reduce coverage or reimbursement, increase pricing pressure or otherwise adversely affect sales of licensed products.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Additional regulation

In addition to the foregoing, our collaborators are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, our collaborators could be liable for damages and governmental fines. We believe that our collaborators are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on their business. We cannot predict, however, how changes in these laws may affect their future operations.

Europe / rest of world government regulation

In addition to regulations in the United States, our collaborators will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not our collaborators obtain FDA approval of a product, our collaborators must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the United Kingdom (“UK”) and countries in the EU, for example, a Clinical Trial Authorisation (“CTA”) must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If our collaborators fail to comply with applicable foreign regulatory requirements, our collaborators may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees and Human Capital Resources

As of June 30, 2026, we have no direct full-time or part-time employees. To support our administrative, technical and operational functions, we rely entirely on independent contractors, outsourced professional service providers, and specialized personnel provided under the Transition Services Agreement (as defined below) with First Tracks Biotherapeutics.

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
•
Our existing collaboration with GSK and with Vanda, are important to our business. If we are unable to maintain the GSK collaboration, or if this collaboration is not successful, our business could be adversely affected.
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
•
We currently operate with no employees and depend on a limited number of consultants and key executives. Our future success depends on our ability to retain these individuals and to attract, retain and motivate qualified personnel.
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

We derive substantially all of our revenues from GSK’s commercialization of Jemperli. Royalty revenues from Jemperli have represented and are expected to represent a substantial portion of our future revenues. The amount and timing of revenue from such royalties are unknown and highly uncertain. Pursuant to the GSK Agreement, GSK is responsible for the development and commercialization of Jemperli. As a result, our business and financial results and prospects depend upon the performance by GSK of its commercial obligations under the GSK Agreement and the commercial success of Jemperli. We have no control over GSK’s marketing and sales efforts, and GSK might not be successful, which would harm our business and cause the price of our securities to fall.

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

Our existing collaboration with GSK and other collaborations, including with Vanda, are important to our business, and other future collaborations may also be important to our business. If we are unable to maintain the GSK collaboration, or if this collaboration is not successful, our business could be adversely affected and the price of our securities could fall.

Much of our current and near-term projected revenues have been derived from Jemperli under the GSK Agreement. We expect royalties from Jemperli will likely continue to comprise a substantial portion of our revenues in the future. Any action or inaction by either GSK or us that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between the parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for our partnered products and other GSK oncology products, disputes over public statements, and similar matters. In the future, we also may receive revenue under the Vanda License Agreement, if their BLA is approved and they generate revenue from sales of Quimilza, which would increase our reliance on the Vanda License Agreement. If our collaboration with GSK or with Vanda were terminated, we may not receive all or any of the royalties or milestones potentially coming from such collaboration, which could adversely affect our business or financial condition.

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

In addition, any dispute or litigation proceedings with our collaborators could delay development programs under collaborators, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense. For example, we are currently party to litigation regarding our collaboration agreement with GSK and Tesaro. On November 20, 2025, we filed a Verified Complaint in Delaware Chancery Court, requesting a court declaration that Tesaro has materially breached the GSK Agreement and that GSK, Tesaro’s corporate parent, has tortiously interfered with the GSK Agreement. We have requested that the court declare that we are entitled to all rights and remedies under the GSK Agreement. See Item 3. Legal Proceedings for additional information. While this litigation is pending, the ownership of related intellectual property rights may be uncertain, and management is spending significant time and resources. Tesaro and its affiliate Tesaro Development, Ltd. separately filed suit against us the same day, requesting a declaration that they have not materially breached and that we have materially breached our duties. Tesaro’s claim that we materially breached our duties was dismissed by the Court on April 24, 2026. In our post-trial brief, we requested that the Court enforce the reversion provision in the GSK Agreement and order Tesaro to return dostarlimab rights to us. If the litigations were to result in a negative outcome for us, it may have a materially negative impact on our rights under the GSK Agreement and our financial position going forward.

Previously, in October 2020, we settled a matter with Tesaro and GSK related to an alleged breach of our GSK Agreement in connection with GSK’s development of a drug not covered by the agreement. There can be no assurance that we will not encounter such issues under our collaborations with GSK or other parties in the future.

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

The continuing efforts of governments, pharmaceutical benefit management organizations (“PBMs”), insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care have adversely affected, and may continue to adversely affect, the price, market access and total revenues of Jemperli in the future. These organizations, together with governments, have increasingly imposed utilization management tools favoring the use of generic products. As these practices expand, GSK may face difficulty in obtaining or maintaining timely or adequate pricing or formulary placement of Jemperli. In addition, GSK has experienced and expects to continue to experience increased competitive activity, which has resulted and may result in lower overall prices for Jemperli.

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

Our success depends in significant part on our ability and on the ability and willingness of our licensees and collaborators to establish, maintain and protect patents and other intellectual property rights covering licensed products and to operate without infringing the intellectual property rights of others. Although we may own or co-own patents and patent applications underlying our current royalty-bearing licenses, we have granted exclusive licenses under these patent portfolios to third parties for development, regulatory approval, manufacture, commercialization and related activities. We do not expect to conduct further research and development activities or develop or commercialize products directly. As a result, our future business is expected to consist principally of collecting royalties and other payments from licensees and collaborators while maintaining a limited-cost infrastructure.

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

Our royalty revenues may depend on patents and patent applications that are prosecuted, maintained, enforced, defended, listed, submitted or otherwise managed in whole or in part by our licensees or collaborators. We may have limited or no ability to direct patent prosecution strategy, claim scope, continuation or divisional practice, foreign filing decisions, maintenance fees and annuity payments, patent term adjustment or patent term extension strategy, supplementary protection certificate filings, Purple Book, BPCIA patent-list exchanges and patent-dispute procedures or similar foreign biologics patent procedures, responses to post-grant challenges, infringement litigation or settlement strategy.

Our licensees or collaborators may have interests that differ from our interests, including interests in minimizing prosecution, maintenance, litigation or enforcement costs; prioritizing particular products, indications, territories or patent claims; avoiding disputes with competitors or other commercial partners; settling litigation on terms that protect their commercial interests but reduce or eliminate our royalty revenues; or abandoning or narrowing patent rights that we believe are important to our business. If our licensees or collaborators fail to obtain, maintain, extend, enforce or defend patent rights in a manner that preserves royalty-bearing exclusivity, or if they settle or resolve disputes in a manner that permits earlier competition or reduces royalty-bearing sales, our royalty revenues and the value of our patent portfolio could be materially adversely affected.

We may not control decisions regarding whether, when or how to enforce patents against potential infringers, biosimilar or interchangeable biological product applicants or other competitors. A licensee or collaborator may decline to bring suit, may fail to bring suit within applicable statutory periods, may assert only a subset of available patents, may fail to include patents in required BPCIA lists or Purple Book patent information, may fail to provide required notices, may settle litigation on terms that permit earlier competition or reduce royalty-bearing sales, or may make arguments or concessions that adversely affect the scope, validity, enforceability or commercial value of our patents. We may not have access to all information necessary to evaluate infringement, validity, enforceability, regulatory filings, manufacturing processes or settlement terms. Any such limitations could impair our ability to preserve the royalty value of our intellectual property.

Because we have granted exclusive licenses under certain patent portfolios to our licensees, our ability to enforce those patents may depend on the scope of rights retained by us and granted to our licensees, including whether the licensee is deemed to have received all substantial rights under the patents, whether we or the licensee has the right or obligation to bring suit, whether joinder of the patent owner, licensee, BLA holder or reference product sponsor is required, and whether the applicable party is willing and able to participate in enforcement proceedings. If we lack standing to sue independently, if a required party refuses to participate, if enforcement rights are contractually limited, or if the licensee controls enforcement or settlement decisions, our ability to preserve royalty-bearing patent protection may be impaired.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensees’ or collaborators’ patent rights are highly uncertain. Our and our licensees’ or collaborators’ pending and future patent applications may not result in patents being issued that protect licensed technology or licensed products, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products.

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

We may not be able to collect royalties, or our royalties may be reduced, for sales of licensed products in jurisdictions where valid and enforceable claims covering the licensed products are not obtained or maintained. Furthermore, the inability to obtain or enforce patent protection in some jurisdictions might increase competition, reduce sales, and result in reduced royalties.

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

In addition, because we do not expect to conduct further research and development, we may depend on our licensees or collaborators to generate, preserve and provide technical data needed to support pending or future claims, continuation applications, patent term extension strategy, Purple Book patent information, BPCIA patent-list positions, responses to patent-office rejections, or defenses to written description, enablement, inventorship or claim-scope challenges. If licensees or collaborators do not generate, preserve or provide such data, or if we do not have rights to access or use such data for patent prosecution, maintenance, defense or enforcement, our ability to obtain, maintain, defend or enforce royalty-bearing patent rights may be limited.

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

Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Because we expect to operate with a limited-cost infrastructure and may rely on licensees, collaborators, outside counsel, annuity service providers or other third parties to monitor and satisfy such requirements, failures by any such party could result in loss of patent rights. If we or our licensees or collaborators fail to maintain the patents and patent applications covering licensed products, our royalty revenues could be materially adversely affected.

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

Within and outside of the United States, there has been a substantial amount of litigation and administrative proceedings regarding patent and other intellectual property rights in the pharmaceutical industry, including opposition, derivation, reexamination, inter partes review, interference, or other pre-issuance or post-grant proceedings. Such proceedings may be provoked by third parties or by us or our licensees or collaborators to protect or enforce our patents or patent applications. Additionally, third-party pre-issuance submission of prior art to the USPTO or other foreign jurisdictions may jeopardize the issuance or scope of our patent applications. An unfavorable outcome in any such proceeding could affect our patent rights and reduce or eliminate our ability to collect royalties.

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

Third parties may initiate legal proceedings against us or our licensees or collaborators alleging that we or they infringe third-party intellectual property rights, or we or our licensees or collaborators may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, including in oppositions, interferences, reexaminations, post-grant reviews, inter partes reviews or derivation proceedings in the United States or other jurisdictions. These proceedings can be expensive and time-consuming, and many adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we do.

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

Risks Related to Managing Growth, Operations and Macroeconomic Conditions

We currently have a limited number of full-time equivalent contractors, and our future success depends on our ability to retain our key executives and to attract, retain and motivate qualified personnel.

Following our Spin-Off of First Tracks Biotherapeutics in April 2026, certain members of our management’s time and attention is allocated between the two publicly-traded companies, which may result in operational disruptions to our business. To succeed, we may need to recruit, retain, manage and motivate qualified personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our operating results and adversely affect our ability to realize the benefits under our existing collaborations and to manage our business after the Spin-Off.

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
•
disputes, breaches and terminations of our existing collaborators;
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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Global Select Market. Our management and other personnel devote a substantial amount of time to these compliance initiatives. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these and future requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees or as executive officers.

In addition, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. While we have compiled the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act, we will need to maintain and enhance these processes and controls as we grow, and we may require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. Regardless of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our reported operating results and harm our reputation. Internal control deficiencies could also result in a restatement of our financial results. We are not required to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act because we are a non-accelerated filer.

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

Our amended and restated certificate of incorporation (“Restated Certificate”) and second amended and restated bylaws (“Restated Bylaws”) contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

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

Our Restated Certificate, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our Restated Certificate, or our Restated Bylaws; or any action asserting a claim that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business, our collaborators or our collaborators’ businesses. If any of the analysts who cover us or our collaborators issues an adverse or misleading opinion regarding us or our collaborators, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We plan to use our federal and state net operating loss (“NOL”) carryforwards to offset taxable income from revenue generated from operations or corporate collaborations. However, our ability to use NOL carryforwards to offset taxable income in future years could be limited.

We plan to use our federal and state NOL carryforwards to offset taxable income from revenue generated from operations or corporate collaborations. However, our ability to use NOL carryforwards to offset taxable income in future years could be limited. For the current year, we expect to generate taxable income to the extent revenue generated from operations, corporate collaborations, and gain generated by the Spin-Off exceed operating expenses. While we plan to use our NOL carryforwards to offset taxable income, the NOL available for utilization in the current year is limited by Section 382 of the Code and tax law which limits the ability to utilize federal NOLs generated subsequent to 2017 to 80% of our taxable income. Remaining NOLs will be carried forward to offset taxable income in future years. We plan to offset the tax liability generated by taxable income in excess of available NOLs with research and development tax credits generated in the current and prior years.

As of June 30, 2026, we had federal NOLs of approximately $174.2 million. As all federal NOL carryforwards were generated subsequent to 2017 they carryover indefinitely and may generally be used to offset up to 80% of future taxable income. We have state NOLs of approximately $68.5 million, which will expire beginning in 2030 through 2045. However, our ability to utilize our NOLs annually is limited by Section 382 of the Code. Section 382 of the Code generally limits a company's ability to use its NOL carryforwards following an “ownership change,” defined as a greater than 50 percentage point change (by value) in equity ownership by certain stockholders over a three-year period. We experienced ownership changes as defined by Section 382 of the Code during 2007, 2017 and 2021. As a result, as of June 30, 2026, all federal NOL carryforwards are subject to an annual limitation of $6.4 million in future periods. State NOL and credit carryforwards may be similarly limited. Our use of federal and state NOLs could be further limited if we experience one or more ownership changes subsequent to June 30, 2026.

Under legislative changes made by the Tax Cuts and Jobs Act, the U.S. federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the ability to utilize such federal NOLs to offset taxable income is limited to 80% of our taxable income (without regard to certain deductions). Our significant state NOLs were generated in the state of California, which provides for a 20 year carryforward. State NOL carryforwards may be similarly limited by cumulative ownership changes. In addition, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited at the state level, which could also impact our ability to utilize NOL carryforwards. Any such limitations on the use of our NOLs may result in greater tax liabilities than we would incur in the absence of such a limitation, and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

We are a smaller reporting company and may elect to comply with reduced public company reporting requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and have either: (i) a public float of less than $250 million as of our most recently completed second fiscal quarter or (ii) annual revenues of less than $100 million during the most recently completed fiscal year and (A) no public float or (B) a public float of less than $700 million as of our most recently completed second fiscal quarter. We will cease being a smaller reporting company commencing with the first quarterly report on Form 10-Q following this filing. As a “smaller reporting company,” we are subject to reduced disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Until such time as we cease to be a “smaller reporting company,” such reduced disclosure in our SEC filings may make it harder for investors to analyze our operating results and financial prospects.

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

In connection with the Spin-Off, we entered into a Transition Services Agreement with First Tracks Biotherapeutics. Under the terms of the agreement, First Tracks Biotherapeutics provides critical information technology infrastructure and comprehensive cybersecurity services, including network security monitoring and threat detection, for an interim period expected to last up to twelve months. While we temporarily rely on the services provided by First Tracks Biotherapeutics, we maintain responsibility for assessing and managing our cybersecurity risks.

Although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any material cybersecurity threats that have materially affected or are reasonably likely to affect us, including our business strategy, results of operations or financial condition. For more information on our cybersecurity risks, see Item 1A “Risk Factors.”

Item 2. Properties

Our principal executive office is located at 10770 Wateridge Circle in San Diego, California, and consists of approximately 45,000 square feet of leased office and laboratory space under a lease for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years with the payment of a termination fee. We subleased all of this facility to First Tracks Biotherapeutics, as of June 15, 2026.

We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Tesaro also alleged that AnaptysBio materially breached the agreement, entitling Tesaro to exercise certain rights and remedies under the agreement. Tesaro’s claim for breach was predicated on an allegation that AnaptysBio improperly alleged that Tesaro had breached the Collaboration Agreement, which allegedly caused an anticipatory breach of contract. Tesaro’s claim that we materially breached our duties was dismissed by the Court on April 24, 2026. The trial on the remaining claims was held July 14-17, 2026. Following the trial, on July 28, 2026, we, Tesaro and GSK submitted a Joint Stipulation and Proposed Order (the “Stipulation”) with the Court to propose a schedule governing the post-trial briefing, which the Court granted. Pursuant to the Stipulation, (i) we filed our opening post-trial brief on August 21, 2026, (ii) Tesaro and GSK will file their answering post-trial brief on or before September 25, 2026, (iii) we will file our reply post-trial brief on or before October 9, 2026, and (iv) post-trial argument will be held on October 20, 2026. In our post-trial brief, we requested that the Court enforce the reversion provision in the Collaboration Agreement and order Tesaro to return dostarlimab rights to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Symbol and Holders

Our common stock has been listed on the Nasdaq Global Select market under the symbol “ANAB” since January 26, 2017. As of September 16, 2026, we had approximately seven holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

Dividend Policy

We have never declared or paid cash or stock dividends on our common stock. Following the separation of our company into two separate, publicly traded companies, completed on April 20, 2026 (and which was completed through a stock dividend), our Board of Directors may make a determination to declare dividends on our common stock at some point in the future, depending on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

In March 2026, our Board of Directors approved a new stock repurchase program to repurchase up to $100.0 million of shares of our outstanding common stock, par value $0.001 per share (the “2026 Repurchase Program”). No shares were repurchased in the three months ended June 30, 2026 and as of June 30, 2026, $100.0 million remained available for future shares of common stock to be repurchased under the 2026 Repurchase Program.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the historical consolidated financial statements and the notes thereto included in Part II, Item 8—Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-KT. This discussion and other sections of this Annual Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part I, Item 1A of this Annual Report. You should also carefully read “Special Note Regarding Forward-Looking Statements.”

Overview

AnaptysBio manages the financial collaborations for Jemperli with GSK and Quimilza, formerly referred to as imsidolimab, with Vanda, with a focus on protecting and returning the value of its royalties to shareholders. We currently recognize revenue from royalties achieved under our immuno-oncology collaboration with GSK and license and transition services revenue from our collaboration with Vanda.

First Tracks Biotherapeutics Separation

In September 2025, we announced that our board of directors (“Board of Directors”) approved plans to explore separating our business into two independent, publicly traded companies. We would hold and continue to manage the financial collaboration for Jemperli with GSK and for Quimilza with Vanda, with a focus on protecting and returning value of the royalties to its stockholders. The spun-out company would be a clinical-stage biotechnology company focused on the development and potential commercialization of innovative therapeutics for autoimmune and inflammatory diseases, including ANB033, rosnilimab and ANB101. This separation (the “Spin-Off”) was completed on April 20, 2026.

The Spin-Off of First Tracks Biotherapeutics, Inc. (“First Tracks Biotherapeutics”) was achieved through our pro rata distribution of 29,100,902 shares of common stock of First Tracks Biotherapeutics to holders of record of our common stock. Each holder of record of our common stock received one share of First Tracks Biotherapeutics’ common stock for every one share of our common stock held on April 6, 2026, the record date for the distribution.

In connection with the Spin-Off, we entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) with First Tracks Biotherapeutics. The Separation and Distribution Agreement identifies the assets transferred to (including the contracts assigned) or retained by, and the liabilities assumed or retained by, each of us and First Tracks Biotherapeutics. Pursuant to the Separation and Distribution Agreement, on the Distribution Date, $100 million in cash and cash equivalents was allocated to First Tracks Biotherapeutics from us. Furthermore, all accounts payable and accrued liabilities were assumed by us. The results of First Tracks Biotherapeutics are included within discontinued operations in our consolidated financial statements.

Collaborative Programs

GSK Collaboration

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

In August 2026, the FDA accepted the sBLA for Jemperli in patients with previously untreated stage II and III mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) locally advanced rectal cancer with a target action date of February 2027.

For the six months ended June 30, 2026, GSK reported $644.1 million in sales for Jemperli, a greater than 30% sales growth when compared to $494.3 million for the six months ended June 30, 2025.

Vanda Collaboration

On January 31, 2025, we entered into an Exclusive License Agreement (the “Vanda License Agreement”) with Vanda pursuant to which we granted to Vanda an exclusive, global license for the development and commercialization of Quimilza (IL-36R antagonist mAb), which has completed two registration-enabling global Phase 3 trials, GEMINI-1 and GEMINI-2, evaluating the safety and efficacy of Quimilza in patients with generalized pustular psoriasis (“GPP”).

In December 2025, Vanda announced the submission of a BLA to the U.S. FDA for Quimilza in GPP. The FDA accepted the BLA filing for Quimilza in GPP in February 2026 with a target action date of December 12, 2026.

In August 2026, Vanda announced Quimilza received Orphan Drug Designation from the European Commission, based on the positive opinion received from the European Medicines Agency’s (EMA) Committee for Orphan Medicinal Products (COMP), for the treatment of GPP. The FDA and Japan’s Ministry of Health, Labour and Welfare have previously granted Orphan Drug Designation to Quimilza for the treatment of GPP.

Pursuant to the terms of the Vanda License Agreement, we received an upfront payment of $10.0 million and a $5.0 million payment for existing drug supply. We are also eligible to receive a 10% royalty on net sales.

For more information about these collaborations, see “Collaborative Programs” included in Part I, Item 1 of this Annual Report.

Financial Overview

As of June 30, 2026, we had an accumulated deficit of $641.6 million, primarily as a result of losses incurred since our inception in 2005. We do not expect to continue to incur net operating losses for at least the next several years as we hold and continue to manage the financial collaboration for Jemperli with GSK and for Quimilza with Vanda, with a focus on protecting and returning value of the royalties to its stockholders.

For our discussion related to the results of our operations and liquidity and capital resources for fiscal year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Collaboration Revenue

We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through June 30, 2026, we have recognized $634.2 million in revenue from our collaborators.

Collaboration and Exclusive License Agreement with GSK

In March 2014, we entered the GSK Agreement with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical company now a part of GSK (Tesaro and GSK are hereinafter referred to, collectively, as “GSK”). Currently, under the GSK Agreement, GSK is developing Jemperli (dostarlimab) as a monotherapy and in combination with additional therapies, for various solid tumor indications.

For Jemperli, the remaining development program under the GSK Agreement, we are eligible to receive milestone payments if certain European regulatory submission and approval in a second indication is achieved. On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “GSK Amendment No. 3”) was agreed to by both parties to permit GSK to conduct development and commercialization in combination with any third-party molecules of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor (“Zejula”). Under GSK Amendment No. 3, we were granted royalties upon sales of Jemperli, equal to 8% of net sales (as defined in the GSK Agreement) below $1.0 billion, 12% of net sales between $1.0 billion and $1.5 billion, 20% of net sales between $1.5 billion and $2.5 billion and 25% of net sales above $2.5 billion. Unless earlier terminated by either party upon specified circumstances, the GSK Agreement will terminate, with respect to each specific developed product, upon the later of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent.

In October 2021, we signed a royalty monetization agreement (“Jemperli Royalty Monetization Agreement”) with Sagard Healthcare Royalty Partners, LP (“Sagard”). Under the terms of the Jemperli Royalty Monetization Agreement, we received $250.0 million in exchange for royalties and milestones payable to us under our GSK collaboration on annual global net sales of Jemperli.

In May 2024, we entered into an amendment to the Jemperli Royalty Monetization Agreement, Amendment No. 1 (the “Jemperli Amendment”) under which we sold additional receivables to Sagard in exchange for $50.0 million. The Jemperli Amendment includes all Jemperli sales, including any product containing Jemperli, whether or not such product constitutes a combination product, and the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Amendment are either $600.0 million if received by the end of March 31, 2031, or $675.0 million if received thereafter. Once either of these thresholds is met, the Jemperli Royalty Monetization Agreement and the Jemperli Amendment will expire, resulting in us regaining all subsequent Jemperli royalties and milestones. As of June 30, 2026, Sagard has earned approximately $300.8 million in royalties and milestones. For more information see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-KT.

The GSK Agreement, as amended, expires when no further payments are due to us, unless earlier terminated. Either party may terminate the GSK Agreement, as amended, in the event of an uncured material breach by the other party. GSK may terminate the GSK Agreement, as amended, at any time upon 90 days’ prior written notice to us.

Milestones under the GSK Agreement are as follows:

PD-1 (Jemperli/Dostarlimab)
Milestone Event	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2’15
IND clearance from the FDA	$4.0M	Q1’16
Phase 2 clinical trial initiation	$3.0M	Q2’17
Phase 3 clinical trial initiation - first indication	$5.0M	Q3’18
Phase 3 clinical trial initiation - second indication	$5.0M	Q2’19
Filing of the first BLA(1) - first indication	$10.0M	Q1’20
Filing of the first MAA(2) - first indication	$5.0M	Q1’20
Filing of the first BLA - second indication	$10.0M	Q1’21
First BLA approval - first indication	$20.0M	Q2’21
First MAA approval - first indication	$10.0M	Q2’21
First BLA approval - second indication	$20.0M	Q3’21
Filing of the first MAA - second indication(3)	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—
First commercial sales milestone(3)	$15.0M	Q3’24
Second commercial sales milestone(3)	$25.0M	Q4’24
Third commercial sales milestone(3)	$50.0M	Q3’25
Fourth commercial sales milestone(4)	$75.0M	Q4’25

Milestones recognized through June 30, 2026	$258.0M	—
Milestones that may be recognized in the future	$15.0M	—

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

Net Operating Loss and Research and Development Tax Credit Carryforwards

Since inception, we have accumulated net operating losses (“NOLs”) in all years except the years ended December 31, 2024, 2022, 2015 and 2014, in which we generated taxable income primarily attributable to our collaboration agreement with GSK, our Zejula Royalty Monetization Agreement in 2022, and the requirement to capitalize and amortize R&D expenditures for tax purposes in 2022 and 2024. For the six months ended June 30, 2026, we also generated taxable income, primarily attributable to the gain recognized in connection with the Spin-Off, as well as revenue generated from operations and corporate collaborations.

As of June 30, 2026, we had federal and state NOLs, of $174.2 million and $68.5 million, respectively. All of our federal NOL carryforwards were generated in 2018 and after and therefore carryover indefinitely and may generally be used to offset up to 80% of future taxable income. State NOLs will begin to expire in 2030 and continue through 2045, unless previously utilized. As of June 30, 2026, we had federal and state research tax credit carryforwards of approximately $22.7 million and $22.7 million, respectively. The federal research tax credits carryforwards will begin to expire in 2042, and the state research credits will expire beginning in 2043.

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

We experienced ownership changes as defined by Section 382 of the Code during 2007, 2017 and 2021. As a result, as of June 30, 2026, all $174.2 million of our federal NOLs are subject to an annual limitation of $6.4 million in future periods. State NOL and credit carryforwards may be similarly limited.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) with the spin-off of the Biopharma segment presented as discontinued operations. See Part II, Item 8, Note 12, Discontinued Operations, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-KT for additional information regarding the Spin-Off. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-KT, we believe the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates.

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

Performance Obligations. We evaluate promised goods or services on a contract-by-contract basis to determine whether each deliverable represents a good or service that is distinct or has the same pattern of transfer as other deliverables. A promised good or service is considered distinct if the customer can benefit from the good or service independently of other goods/services either in the contract or that can be obtained elsewhere, without regard to contract exclusivity, and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. If the promised good or service is not considered distinct, we combine such deliverables and account for them as a single performance obligation. We allocate the consideration to each performance obligation at the inception of the arrangement based on the stand-alone selling price.

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

We recognize consideration allocated to a performance obligation as the performance obligation is satisfied, and the determination as to whether consideration is recognized over time or at a point in time is made upon contract inception. For our collaboration agreements, this is generally over the period in which research and development services have been performed. There were no new agreements with performance obligations entered into during the six months ended June 30, 2026.

Transaction Price. Our collaboration and license agreements generally include both fixed and variable consideration. Fixed payments, such as those for upfront fees are included in the transaction price at contract value, while variable consideration such as reimbursement for research and development services, milestone and royalty payments are estimated and then evaluated for constraints upon inception of the contract and evaluated on a quarterly basis thereafter. Estimates for research and development services are updated for actual invoices. Given the nature of our agreements, milestones are estimated using the most likely amount and are evaluated on a quarterly basis. Upon commercialization, royalty payments are recognized in the period incurred.

Sale of Future Royalties

We treated the sale of future revenue from the Jemperli Royalty Monetization Agreement, as amended by the Jemperli Amendment, with Sagard and the Zejula Royalty Monetization Agreement with DRI as a liability related to the sale of future royalties on the balance sheet. The recorded upfront proceeds, net of transaction costs, will be amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability and the related interest expense are based on our current estimates of future royalties and certain milestones expected to be paid over the life of the agreement. We will periodically assess the expected royalty and milestone payments and to the extent our future estimates or timing of such payments are materially different than our previous estimates, we will prospectively recognize related interest expense. Royalty revenue will be recognized as earned on net sales of Jemperli and Zejula, and we will record the royalty payments made as a reduction of the liability when paid. As such payments are made, the balance of the liability will be effectively repaid over the life of the Jemperli Royalty Monetization Agreement and the Zejula Royalty Monetization Agreement. For further discussion of the sale of future revenue, refer to Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-KT.

Income Taxes

We estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our income tax provision. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other taxing jurisdictions. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable, and deferred taxes in the period in which the facts that give rise to a revision become known.

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

Recently Issued Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-KT.

Results of Operations

Collaboration Revenue

Collaboration revenue consists of milestone payments, royalty payments, upfront license fees and transition services provided under our collaboration agreements. We recognized no milestone revenue during the six months ended June 30, 2026 and $125.0 million and $40.0 million in milestone revenue for the years ended December 31, 2025 and 2024, respectively. No collaboration revenue was allocated to discontinued operations during the six months ended June 30, 2026 or the years ended December 31, 2025 and 2024. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestone payments and sales under our existing collaboration agreements, including royalty revenue from sales of Jemperli and Zejula.

Collaboration revenue was $53.0 million for the six months ended June 30, 2026, compared to $50.0 million for the six months ended June 30, 2025. A comparison of collaboration revenue is as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025 (unaudited)	Increase (Decrease)
GSK Royalty Revenue - Jemperli (non-cash)	51,203	38,345	$12,858
GSK Royalty Revenue - Zejula (non-cash)	1,604	2,019	$(415)
Vanda License and Transition Services Revenue	237	9,670	$(9,433)
Total collaboration revenue	$53,044	$50,034	$3,010

All royalty revenue recognized for the six months ended June 30, 2026 and June 30, 2025 is non-cash revenue pursuant to the Royalty Monetization Agreements. Revenue recognized under the Vanda license and transition services revenue was cash based.

Collaboration revenue was $234.6 million for the year ended December 31, 2025, compared to $91.3 million for the year ended December 31, 2024. A comparison of collaboration revenue is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	Increase
GSK Milestone Revenue	$75,000	$—	$75,000
GSK Milestone Revenue (non-cash)	50,000	40,000	$10,000
GSK Royalty Revenue - Jemperli (non-cash)	95,945	47,381	$48,564
GSK Royalty Revenue - Zejula (non-cash)	3,917	3,899	$18
Vanda License and Transition Services Revenue	9,741	—	$9,741
Total collaboration revenue	$234,603	$91,280	$143,323

All royalty revenue recognized for the year ended December 31, 2025 and December 31, 2024 is non-cash revenue pursuant to the Royalty Monetization Agreements. Revenue recognized under the Vanda license and transition services revenue was cash based.

For more information, see Note 5 — Sale of Future Royalties in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-KT.

Research and Development Expenses

Research and development expenses were a negative $2.7 million during the six months ended June 30, 2026 compared to a negative $1.7 million expense during the six months ended June 30, 2025, for a decrease of $1.0 million. The decrease is primarily attributable to adjustments related to the closeout of clinical contracts reducing expenses incurred prior to the separation.

Research and development expenses were negative $3.6 million during the year ended December 31, 2025 compared to $11.5 million during the year ended December 31, 2024, for a decrease of $15.1 million. The decrease is primarily attributable to a $6.4 million decrease in clinical expenses, a decrease of $3.4 million in manufacturing expenses, a $0.7 million decrease in other research and development expenses, and a decrease of $4.6 million in internal research and development expenses related to salaries, stock compensation and recruiting costs.

Research and development expenses from discontinued operations were $39.5 million and $80.7 million during the six months ended June 30, 2026 and 2025, respectively.

Research and development expenses from discontinued operations were $139.6 million and $152.3 million during the year ended December 31, 2025 and 2024, respectively.

General and Administrative Expenses

General and administrative expenses were $23.4 million during the six months ended June 30, 2026 compared to $8.3 million during the six months ended June 30, 2025, for an increase of approximately $15.1 million. The increase is primarily due to a $8.2 million increase in legal expenses due to the GSK lawsuit and activity related to the separation of the business, a $5.9 million increase in personnel costs, and a $1.0 million net increase in other general and administrative expenses.

General and administrative expenses were $11.3 million during the year ended December 31, 2025 compared to $13.6 million during the year ended December 31, 2024, for a decrease of $2.3 million. The decrease is primarily related to a $3.0 million decrease in personnel costs, including stock compensation, and a net $0.3 million decrease in other general and administrative expenses, offset by an increase of $1.0 million in legal expenses.

General and administrative expenses from discontinued operations were $22.5 million and $16.4 million during the six months ended June 30, 2026 and 2025, respectively.

General and administrative expenses from discontinued operations were $39.4 million and $28.8 million during the year ended December 31, 2025 and 2024, respectively.

We expect that our general and administrative expenses will decrease for the foreseeable future as we experience fewer expenses associated with salaries and related benefits, stock compensation expense, legal, auditing and filing fees, and general compliance and consulting expenses due to the completion of the separation.

Non-Cash Interest Expense for the Sale of Future Royalties

Interest expense was $41.2 million during the six months ended June 30, 2026 compared to $37.7 million during the six months ended June 30, 2025. The increase of $3.5 million in non-cash interest expense is primarily due to an increase in the GSK Jemperli sales which changed the expected timing for Sagard to be paid per the Jemperli Royalty Monetization Agreement.

Interest expense was $79.9 million during the year ended December 31, 2025 compared to $50.1 million during the year ended December 31, 2024. The increase of $29.8 million in non-cash interest expense is primarily due to an increase in the GSK Jemperli sales which changed the expected timing for Sagard to be paid per the Jemperli Royalty Monetization Agreement.

Interest Income

Interest income was $3.3 million during the six months ended June 30, 2026 compared to $5.4 million during the six months ended June 30, 2025. The decrease of $2.1 million in interest income was primarily related to our short-term and long-term investments and the decrease in investment balances, as well as the timing of sales, maturities and purchases of our investments.

Interest income was $9.8 million during the year ended December 31, 2025 compared to $15.1 million during the year ended December 31, 2024. The decrease of $5.3 million in interest income was primarily related to our short-term and long-term investments and the decrease in investment balances, as well as the timing of sales, maturities and purchases of our investments.

Interest income from discontinued operations was $1.1 million during the six months ended June 30, 2026 compared to $2.7 million during the six months ended June 30, 2025.

Interest income from discontinued operations was $3.7 million during the year ended December 31, 2025 compared to $4.7 million during the year ended December 31, 2024.

Income taxes

Income tax benefit was $181.5 million for the six months ended June 30, 2026 compared to $0.1 million income tax expense for the six months ended June 30, 2025. The increase was primarily attributable to the release of the valuation allowance on our deferred tax assets.

Income tax expense for the years ended December 31, 2025 and 2024 was $0.8 million and $0.2 million, respectively, primarily attributable to normal recurring operations.

Income tax benefit from discontinued operations was $15.5 million for the six months ended June 30, 2026 compared to no income tax benefit or expense from discontinued operations for the six months ended June 30, 2025. The increase was primarily attributable to the allocation of a portion of the consolidated tax benefit to the loss from discontinued operations.

Income tax benefit from discontinued operations for the years ended December 31, 2025 and 2024 was $0.6 million and $0.2 million, respectively, primarily attributable to normal recurring operations.

Liquidity and Capital Resources

As of June 30, 2026, we had $164.1 million in cash, cash equivalents and investments.

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

Funding Requirements

Our primary uses of capital, after the completion of the Spin-Off, has been, and we expect will continue to be, public company costs, legal, audit and tax services, consulting, insurance, transition services from First Tracks Biotherapeutics, and general overhead costs.

Prior to the Spin-Off, our primary uses of capital were third party clinical and preclinical research and development services, including manufacturing, laboratory and related supplies, compensation and related expenses, legal, patent and other regulatory expenses, and general overhead costs.

Cash, cash equivalents and investments totaled $164.1 million as of June 30, 2026, compared to $211.6 million as of December 31, 2025. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next twelve months from the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025 (unaudited)
Net cash provided by (used in):
Operating activities of continuing operations	$(1,402)	$(11,447)
Operating activities of discontinued operations	(51,157)	(39,497)
Investing activities of continuing operations	42,545	107,026
Investing activities of discontinued operations	—	(74)
Financing activities of continuing operations	5,644	(79,088)
Financing activities of discontinued operations	(100,000)	—
Net decrease in cash and cash equivalents	$(104,370)	$(23,080)

Operating Activities

Net cash used in operating activities of continuing operations during the six months ended June 30, 2026 was $1.4 million, primarily due to our net income from continuing operations of $176.4 million, adjusted for a net deduction for non-cash items of $133.2 million which includes stock-based compensation, amortization of operating right-of-use assets, non-cash interest expense, income from marketable securities, depreciation and tax benefit recorded, decreases in working capital of $44.6 million, which includes decreases related to accounts payable and other liabilities, and operating lease liabilities, income tax receivable, and prepaid expenses and other asset, partially offset by increases related to receivables from collaborative partners.

Net cash used in operating activities of continuing operations during the six months ended June 30, 2025 of $11.4 million was primarily due to our net income from continuing operations of $16.6 million, adjusted for addbacks for non-cash expenses of $38.3 million, which includes stock-based compensation, amortization of operating right-of-use assets, accretion from marketable securities, depreciation, and non-cash interest expense, and net decreases in working capital of $66.3 million, which includes decreases related to accounts payable and other liabilities, receivables from collaborative partners, and operating lease liabilities, partially offset by increases to prepaid expenses and other assets.

Investing Activities

Net cash provided by investing activities from continuing operations during the six months ended June 30, 2026 was $42.5 million, primarily due to the sale and maturities of investments.

Net cash provided by investing activities from continuing operations during the six months ended June 30, 2025 was $107.0 million, primarily due to the sale and maturities of investments.

Financing Activities

Net cash provided by financing activities of continuing operations during the six months ended June 30, 2026 was $5.6 million, primarily related to $25.3 million of cash received for the issuance of common stock partially offset by $19.7 million for principal repayments of the liability for the sale of future royalties,

Net cash used in financing activities of continuing operations during the six months ended June 30, 2025 of $79.1 million was primarily due to $23.8 million for repayments of the liability for the sale of future royalties, $55.5 million used for the repurchase and retirement of common stock, and $1.5 million for net share settlement of equity awards, partially offset by $1.7 million of cash received for the issuance of common stock.

The following table summarizes our cash flows for the years ended December 31, 2025 and December 31, 2024:

	Twelve Months Ended December 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities of continuing operations	$161,788	$10,370
Operating activities of discontinued operations	(142,091)	(145,707)
Investing activities of continuing operations	228,119	31,721
Investing activities of discontinued operations	(87)	(358)
Financing activities of continuing operations	(132,613)	127,054
Net increase in cash and cash equivalents	$115,116	$23,080

Operating Activities

Net cash provided by operating activities from continuing operations during the year ended December 31, 2025 was $161.8 million, primarily related to net income from continuing operations of $161.5 million adjusted for addbacks for non-cash items of $80.8 million, which includes stock-based compensation, amortization of operating right-of-use assets, accretion from marketable securities, depreciation, and non-cash interest expense, offset by net decreases in working capital of $80.5 million, which includes decreases related to accounts payable and other liabilities and operating lease liabilities, partially offset by an increases related to receivables from collaborative partners, and prepaid expenses and other assets.

Net cash provided by operating activities of continuing operations during the year ended December 31, 2024 was $10.4 million, primarily related to net income from continuing operations of $31.0 million adjusted for addbacks for non-cash items of $48.8 million, which includes stock-based compensation, amortization of operating right-of-use assets, accretion from marketable securities, depreciation, and non-cash interest expense, offset by net decreases in working capital of $69.4 million, which includes decreases related to accounts payable and other liabilities, operating lease liabilities, and receivables from collaborative partners, partially offset by increases related to prepaid expenses and other assets.

Investing Activities

Cash provided by investing activities from continuing operations during the year ended December 31, 2025 was $228.1 million, primarily due to the sale and maturities of investments.

Net cash provided by investing activities of continuing operations during the year ended December 31, 2024 was $31.7 million, primarily due to the sale and maturities of investments.

Financing Activities

Net cash used in financing activities of continuing operations during the year ended December 31, 2025 was $132.6 million, primarily due to $76.8 million for repayments of the liability for the sale of future royalties, $68.6 million used for the repurchase and retirement of common stock, and $1.5 million for net share settlement of equity awards, partially offset by $14.3 million of cash received for the issuance of common stock.

Net cash provided by financing activities of continuing operations during the year ended December 31, 2024 was $127.1 million, primarily due to $94.4 million received from public offerings, $50.0 million received from the sale of future royalties, $6.5 million from the issuance of common stock, partially offset by $15.2 million for repayments of the liability for the sale of future royalties, $7.5 million for net share settlement of equity awards, $0.5 million paid for repurchases and retirements of common stock excise tax, and $0.6 million payments for offering and debt issuance costs.

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

For further information related to our operating lease, see Note 10 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-KT.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. As of June 30, 2026, our investment portfolio includes cash, cash equivalents, and investments of $164.1 million that earn interest at market rates. Our investments held during the year were comprised of highly rated instruments such as money market funds, commercial obligations and U.S. Treasury securities. As of June 30, 2026, all of these instruments had a maturity of less than a year. A hypothetical increase or decrease of 100 basis points on the interest rates of our investments would not have a material effect on the fair value of our investment portfolio and any losses would only be realized if we sold the investments prior to maturity.

Foreign Currency Exchange Risk

We conduct a portion of our business with CROs in currencies other than our U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities is subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the euro, British pound, Australian dollar, and Canadian dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income. We do not hedge our foreign currency exchange rate risk; however, we may do so in the future. As of June 30, 2026, we had no material accounts payable or receivable denominated in foreign currencies, and a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Inflation Risk

Inflation generally affects us by increasing our clinical trial and other operational costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2026, or years ended December 31, 2025 and December 31, 2024.

Item 8. Consolidated Financial Statements and Supplementary Data

AnaptysBio, Inc.

Annual Report on Form 10-KT

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

AnaptysBio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AnaptysBio, Inc. and subsidiary (the Company) as of June 30, 2026, December 31, 2025 and December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the six-months ended June 30, 2026 and for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, December 31, 2025, and December 31, 2024, and the results of its operations and its cash flows for the six-month period ended June 30, 2026 and for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of discontinued operations - First Tracks Biotherapeutics, Inc.

As discussed in Notes 1 and 12 to the consolidated financial statements, on April 20, 2026, the Company completed the separation of its clinical-stage biotechnology business (the “Spin-Off”) into First Tracks Biotherapeutics, Inc. (“First Tracks Biotherapeutics”). In connection with the Spin-Off, the Company entered into a separation and distribution agreement that identified the assets transferred to or retained by, and the liabilities assumed or retained by, each of the Company and First Tracks Biotherapeutics. The operating results of First Tracks Biotherapeutics are presented in discontinued operations in the Company’s consolidated financial statements, including a loss from discontinued operations, net of tax, for the six-month period ended June 30, 2026, of $45.4 million in the consolidated statements of operations and comprehensive loss.

We identified the evaluation of the Company’s accounting for and presentation of discontinued operations as a critical audit matter. Subjective auditor judgment was required to evaluate management’s accounting for and presentation of the assets and liabilities allocated to discontinued operations, and the related results of operations, cash flows, and disclosures.

The following are the primary procedures we performed to address this critical audit matter. We read the separation and distribution agreement and evaluated whether management’s accounting position and methodology for allocating historical financial statement amounts between First Tracks Biotherapeutics and continuing operations considered the relevant facts and terms included in the agreement. We evaluated the Company's accounting analysis supporting discontinued operations classification under the applicable accounting guidance. We assessed the Company's identification of assets and liabilities and the related results of operations and cash flows of First Tracks Biotherapeutics by testing the completeness and accuracy of the Company's accounting data and schedules that segregate First Tracks Biotherapeutics from the continuing operations of the Company. We evaluated the completeness and accuracy of the presentation and disclosures related to the discontinued operations under the applicable accounting guidance.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

San Diego, California

September 21, 2026

AnaptysBio, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2026	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$133,826	$138,196	$23,080
Receivables from collaborative partners	25,634	33,850	40,765
Short-term investments	30,317	73,442	262,293
Prepaid expenses and other current assets	8,650	—	1,178
Current assets of discontinued operations	—	104,762	104,560
Total current assets	198,427	350,250	431,876
Property and equipment, net	102	111	131
Deferred tax asset	106,639	—	—
Operating lease right-of-use assets	11,560	12,519	14,383
Long-term investments	—	—	35,470
Other long-term assets	256	256	256
Non-current assets of discontinued operations	—	1,259	1,718
Total assets	$316,984	$364,395	$483,834
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,394	$3,871	$4,002
Accrued expenses	28,798	32,674	39,501
Current portion of operating lease liability	2,161	2,080	1,925
Total current liabilities	35,353	38,625	45,428
Liability related to sale of future royalties	256,493	276,528	353,426
Long-term taxes payable	3,619	—	—
Operating lease liability, net of current portion	10,934	12,032	14,112
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares, issued or outstanding at June 30, 2026, December 31, 2025 and December 31, 2024, respectively	—	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 29,728 shares, 28,019 shares and 30,473 shares issued and outstanding at June 30, 2026, December 31, 2025, and December 31, 2024, respectively	30	28	30
Additional paid in capital	652,269	809,765	829,860
Accumulated other comprehensive (loss) gain	(151)	(24)	305
Accumulated deficit	(641,563)	(772,559)	(759,327)
Total stockholders’ equity	10,585	37,210	70,868
Total liabilities and stockholders’ equity	$316,984	$364,395	$483,834

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Six Months Ended June 30,	Year Ended December 31,	Year Ended December 31,
	2026	2025	2024
Collaboration revenue	$53,044	$234,603	$91,280
Operating expenses:
Research and development	(2,668)	(3,644)	11,495
General and administrative	23,390	11,345	13,633
Total operating expenses	20,722	7,701	25,128
Income from operations	32,322	226,902	66,152
Other income (expense), net:
Interest income	3,252	9,813	15,074
Sublease income	526	—	—
Non-cash interest expense for the sale of future royalties	(41,192)	(79,893)	(50,087)
Other (expense) income, net	(1)	5,453	—
Total other expense, net	(37,415)	(64,627)	(35,013)
(Loss) income before income taxes	(5,093)	162,275	31,139
Benefit (provision) for income taxes	181,451	(772)	(158)
Income from continuing operations	176,358	161,503	30,981
Loss from discontinued operations, net of tax	(45,362)	(174,735)	(176,212)
Net income (loss)	130,996	(13,232)	(145,231)
Other comprehensive loss:
Unrealized (loss) gain on available for sale securities	(127)	(329)	1,102
Comprehensive gain (loss)	$130,869	$(13,561)	$(144,129)
Net income (loss) per common share:
Income from continuing operations - basic	$6.09	$5.62	$1.09
Loss from discontinued operations - basic	(1.57)	(6.08)	(6.21)
Net income (loss) per common share - basic	$4.52	$(0.46)	$(5.12)
Income from continuing operations - diluted	$4.71	$5.34	$1.05
Loss from discontinued operations - diluted	(1.21)	(5.78)	(5.97)
Net income (loss) per common share - diluted	$3.50	$(0.44)	$(4.92)
Weighted-average number of shares outstanding:
Basic	28,979	28,758	28,382
Diluted	37,476	30,233	29,544

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance, January 1, 2024	26,597	27	702,969	(797)	(614,096)	88,103
Issuance of common stock from exercises of options and employee stock purchase plan	364	—	6,473	—	—	6,473
Issuance of common stock upon vesting of restricted stock units	1,108	—	—	—	—	—
Net share settlement of restricted stock units	(347)	—	(7,504)	—	—	(7,504)
Issuance of common stock, net of $6,516 of transaction costs	2,751	3	93,874	—	—	93,877
Stock-based compensation	—	—	34,048	—	—	34,048
Comprehensive income	—	—	—	1,102	—	1,102
Net loss	—	—	—	—	(145,231)	(145,231)
Balance, December 31, 2024	30,473	30	829,860	305	(759,327)	70,868
Issuance of common stock from exercises of options and employee stock purchase plan	732	1	14,290	—	—	14,291
Issuance of common stock upon vesting of restricted stock units	356	—	—	—	—	—
Net share settlement of restricted stock units	(98)	—	(1,451)		—	(1,451)
Repurchases and retirements of common stock	(3,444)	(3)	(69,006)	—	—	(69,009)
Stock-based compensation	—	—	36,072	—	—	36,072
Comprehensive loss	—	—	—	(329)	—	(329)
Net loss	—	—	—	—	(13,232)	(13,232)
Balance, December 31, 2025	28,019	28	809,765	(24)	(772,559)	37,210
Issuance of common stock from exercises of options and employee stock purchase plan	1,230	2	26,679	—	—	26,681
Issuance of common stock upon vesting of restricted stock units	479	—	—	—	—	—
Spin-off of First Tracks Biotherapeutics	—	—	(109,243)	—	—	(109,243)
Tax effect on the gain from Spin-Off of First Tracks Biotherapeutics	—	—	(96,227)	—	—	(96,227)
Stock-based compensation	—	—	21,295	—	—	21,295
Comprehensive loss	—	—	—	(127)	—	(127)
Net income	—	—	—	—	130,996	130,996
Balance, June 30, 2026	29,728	$30	$652,269	$(151)	$(641,563)	$10,585

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,	Year Ended December 31,	Year Ended December 31,
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$130,996	$(13,232)	$(145,231)
Less: Loss from discontinued operations, net of tax	45,362	174,735	176,212
Net income from continuing operations	176,358	161,503	30,981
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	9	20	20
Stock-based compensation	8,320	3,772	7,221
Accretion/amortization of investments, net	30	(4,734)	(10,313)
Amortization of right-of-use assets – operating	959	1,864	1,791
Non-cash interest expense for sale of future royalties	41,192	79,893	50,087
Deferred tax benefit	(183,699)	—	—
Changes in operating assets and liabilities:
Receivables from collaborative partners	8,216	6,915	(33,914)
Prepaid expenses and other assets	(3,672)	1,814	112
Accounts payable and other liabilities	(44,853)	(87,334)	(33,838)
Income tax receivable	(3,245)	—	—
Operating lease liabilities	(1,017)	(1,925)	(1,777)
Net cash (used in) provided by operating activities of continuing operations	(1,402)	161,788	10,370
Net cash used in operating activities of discontinued operations	(51,157)	(142,091)	(145,707)
Net cash (used in) provided by operating activities	(52,559)	19,697	(135,337)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(4,955)	(196,411)	(380,376)
Sales and maturities of investments	47,500	424,530	412,097
Net cash provided by investing activities of continuing operations	42,545	228,119	31,721
Net cash used in investing activities of discontinued operations	—	(87)	(358)
Net cash provided by investing activities	42,545	228,032	31,363
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriters’ fees	—	—	94,369
Proceeds from issuance of common stock	25,371	14,261	6,473
Proceeds from the sale of future royalties	—	—	50,000
Principal repayment of liability for sale of future royalties	(19,727)	(76,797)	(15,233)
Payments for repurchase of common stock	—	(68,626)	(456)
Payment for net share settlement of equity awards	—	(1,451)	(7,504)
Payments for offering costs, net	—	—	(492)
Payments for issuance costs related to the sale of future royalties	—	—	(103)
Net cash provided by (used in) financing activities of continuing operations	5,644	(132,613)	127,054
Net cash used in financing activities of discontinued operations	(100,000)	—	—
Net cash (used in) provided by financing activities	(94,356)	(132,613)	127,054
Net (decrease) increase in cash and cash equivalents	(104,370)	115,116	23,080
Cash and cash equivalents in continued operations, beginning of period	138,196	23,080	—
Cash and cash equivalents within discontinued operations, beginning of period	100,000	100,000	100,000
Less: Cash and cash equivalents within discontinued operations, end of period	—	100,000	100,000
Cash and cash equivalents in continued operations, end of period	$133,826	$138,196	$23,080
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest portion of repayment for sale of future royalties	$41,500	$79,994	$42,132
Income taxes paid	$5,582	$78	$—
Non-cash investing and financing activities:
Amounts accrued for property and equipment	$—	$—	$7
Amounts accrued for repurchase of common stock	$—	$382	$—
Receivable related to issuance of common stock, upon exercise of stock options	$1,310	$29	$—

See accompanying notes to consolidated financial statements.

AnaptysBio, Inc.

Notes to Consolidated Financial Statements

1. Description of the Business

AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. Prior to the separation described below, we were a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics for autoimmune and inflammatory diseases. Our clinical-stage pipeline included ANB033, rosnilimab and ANB101. We also discovered and out-licensed, in financial collaborations, multiple therapeutic antibodies, including a PD-1 antagonist (Jemperli (dostarlimab-gxly) or “Jemperli”) to GSK and an IL-36R antagonist (“Quimilza”) to Vanda Pharmaceuticals Inc. (“Vanda”). We recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK and license and transition services revenue from our collaboration with Vanda.

Our management believes our currently available resources will provide sufficient funds to enable us to meet our operating plans for at least the next 12 months from the issuance of our consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

First Tracks Biotherapeutics Separation

In September 2025, we announced that our board of directors (“Board of Directors”) approved plans to explore separating our business into two independent, publicly traded companies. We would hold and continue to manage the financial collaboration for Jemperli with GSK and for Quimilza with Vanda, with a focus on protecting and returning value of the royalties to its stockholders. The spun-out company is a clinical-stage biotechnology company focused on the development and potential commercialization of innovative therapeutics for autoimmune and inflammatory diseases, including ANB033, rosnilimab and ANB101. This separation (the “Spin-Off”) was completed on April 20, 2026.

The Spin-Off of First Tracks Biotherapeutics, Inc. (“First Tracks Biotherapeutics”) was achieved through our pro rata distribution of 29,100,902 shares of common stock of First Tracks Biotherapeutics to holders of record of our common stock. Each holder of record of our common stock received one share of First Tracks Biotherapeutics’ common stock for every one share of our common stock held on April 6, 2026, the record date for the distribution.

In connection with the Spin-Off, we entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) with First Tracks Biotherapeutics. The Separation and Distribution Agreement identifies the assets transferred to (including the contracts assigned) or retained by, and the liabilities assumed or retained by, each of us and First Tracks Biotherapeutics. Pursuant to the Separation and Distribution Agreement, on the Distribution Date, $100 million in cash and cash equivalents was allocated to First Tracks Biotherapeutics from us. Furthermore, all accounts payable and accrued liabilities were assumed by us. The results of First Tracks Biotherapeutics are included within discontinued operations in our consolidated financial statements. See Note 12 for further details.

Change in Fiscal Year End

On May 18, 2026, the Board of Directors approved a change to the Company’s fiscal year end from December 31 to June 30, resulting in a six-month transition period from January 1, 2026 to June 30, 2026 (the “Transition Period”). As a result of this change, we are filing this Transition Report on Form 10-KT for the six-month period ended June 30, 2026, pursuant to Rule 15d-10(e)(2) of the Exchange Act.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), with the spin-off of the Biopharma segment presented as discontinued operations. See further details in Note 12, Discontinued Operations. The accompanying financial statements for periods prior to the Spin-Off have been recast to reflect discontinued operations.

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

Short-Term and Long-Term Investments

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments with contractual maturities 12 months or greater at the balance sheet date are considered long-term investments. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). We review our portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss). No credit impairment losses have been recorded during the six months ended June 30, 2026, year ended December 31, 2025, or year ended December 31, 2024.

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

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the term of the lease. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statement of operations.

Long Lived Assets

Long-lived assets, consisting of property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by the asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. No impairment charges were recorded during the six months ended June 30, 2026, or the years ended December 31, 2025, and December 31, 2024.

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

As our lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. We account for fixed lease components separately from non-lease components.

We elected the practical expedient to not record leases with an initial term of 12 months or less on the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

We sublease our office and lab space and the sublease is classified as an operating lease. Sublease income is recognized on a straight-line basis over the term of the sublease agreement and is recorded within other income, net, on the consolidated statements of operations.

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

Performance Obligations. We evaluate deliverables on a contract-by-contract basis to determine whether each deliverable represents a good or service that is distinct or has the same pattern of transfer as other deliverables. A deliverable is considered distinct if the customer can benefit from the good or service independently of other goods/services either in the contract or that can be obtained elsewhere, without regard to contract exclusivity, and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. If the deliverable is not considered distinct, we combine such deliverables and account for them as a single performance obligation. We allocate the consideration to each deliverable at the inception of the arrangement based on the stand-alone selling price.

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

We recognize consideration allocated to a performance obligation as the performance obligation is satisfied, and the determination as to whether consideration is recognized over time or at a point in time is made upon contract inception. For our collaboration agreements, this is generally over the period in which research and development services have been performed. There were no new agreements with performance obligations entered into during the six months ended June 30, 2026.

Transaction Price. Our collaboration and license agreements generally include both fixed and variable consideration. Fixed payments, such as those for upfront fees, are included in the transaction price at contract value, while variable consideration such as reimbursement for research and development services, milestone and royalty payments are estimated and then evaluated for constraints upon inception of the contract and evaluated on a quarterly basis thereafter. Research and development services are updated for actual invoices. Given the nature of our agreements, milestones are estimated using the most likely amount and are evaluated on a quarterly basis. Upon commercialization, royalty payments will be recognized in the period incurred.

Royalty Revenue

We receive royalty revenue on sales by our partners of products covered by patents or contract rights that we own and net sales of their approved drugs, where we have concluded the license is the predominant item to which the royalties relate. We do not have future performance obligations under these license arrangements. We generally satisfy our obligation to grant intellectual property rights on the effective date of the contract. However, we apply the royalty recognition constraint required under the guidance for sales-based royalties, which requires a sales-based royalty to be recorded when the underlying sale occurs. Therefore, royalties on sales of products commercialized by our partners are recognized in the quarter the product is sold. Our partners generally report sales information to us on a quarter lag. Thus, we estimate the expected royalty proceeds based on an analysis of our partners’ historical experience including their publicly announced sales. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter. As of June 30, 2026, there have not been material differences between actual and estimated royalty revenues.

Research and Development Expenses

Research and development costs primarily include third-party clinical and preclinical research and development services such as manufacturing, laboratory and related supplies, salaries and personnel-related costs, in-licensing fees, outside services, and an allocation of information technology and facility overhead costs.

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

Historically, we maintained a full valuation allowance against our net deferred tax assets which precluded recognition of tax benefits related to stock-based compensation. During the six months ended June 30, 2026, we released a substantial portion of the valuation allowance based on our assessment that it is more likely than not that our deferred tax assets will be realized. As a result, we now recognize tax benefits for costs associated with deductible share based compensation awards as they arise.

Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for companies to report financial statement information about operating segments. Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available that is regularly evaluated by the company’s chief operating decision-makers in deciding how to allocate resources and assess performance. Our chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer. During fiscal year 2025, in connection with the planned separation of the businesses, the CODM changed the information he regularly reviews in evaluating the allocation of resources and assessing operating performance. As a result of these changes, we updated our segment reporting to reflect two operating segments: Biopharma and Royalty Management. Our Biopharma segment focuses on the development and potential commercialization of innovative immunology therapeutics for autoimmune and inflammatory diseases and our Royalty Management segment manages the financial collaboration for Jemperli from GSK and for Quimilza from Vanda. As of the Spin-Off date, our Biopharma segment spun off and became First Tracks Biotherapeutics and we now operate in one reportable segment.

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

Functional Currency of Foreign Operations

Our Australian subsidiary operated in a U.S. dollar functional currency environment. Assets and liabilities of our foreign subsidiary that were not denominated in the functional currency were remeasured into U.S. dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets and capital accounts, which were remeasured at historical foreign currency exchange rates in effect at the date of transaction. Expenses were generally remeasured at monthly foreign currency exchange rates, which approximate average rates in effect during each period. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement were reported in other income (expense), net, in the consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from distributions to stockholders. Our unrealized gains and losses on available-for-sale investments represent the only component of other comprehensive income (loss) that is excluded from the reported net income (loss).

Net Income (Loss) Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common equivalent shares outstanding for the period, as well as any dilutive effect from outstanding stock options and awards using the treasury stock method. Common stock equivalents outstanding are comprised of stock options, restricted stock units (“RSUs”) and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when income from continuing operations is reported and their effect is dilutive.

The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Six Months Ended June 30,	Year Ended December 31,	Year Ended December 31,
(in thousands)	2026	2025	2024
Options to purchase common stock	613	4,954	5,181
Stock awards	15	31	13
Total	628	4,985	5,194

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

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

3. Balance Sheet Accounts and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net consist of the following:

(in thousands)	June 30, 2026	December 31, 2025	December 31, 2024
Leasehold improvements(1)	$203	$203	$203
Less: accumulated depreciation and amortization	(101)	(92)	(72)
Total property and equipment, net	$102	$111	$131
(1)
All leasehold improvements remained with AnaptysBio as part of the Spin-Off.

Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	June 30, 2026	December 31, 2025	December 31, 2024
Accrued compensation and related expenses	$5,872	$11,094	$8,449
Accrued professional fees and other expenses	4,411	4,796	839
Accrued research, development and manufacturing expenses	14,289	16,402	30,213
Accrued for repurchases of common stock	—	382	—
Accrued liability - First Tracks Biotherapeutics	4,226	—	—
Total accrued expenses	$28,798	$32,674	$39,501

Accrued research, development and manufacturing expenses include amounts incurred prior to the Spin-Off.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2026	December 31, 2025	December 31, 2024
Other Receivables	$2,761	$—	$—
Income taxes receivable	3,238	—	—
Prepaid expenses	2,651	—	1,178
Total prepaid expenses and other assets	$8,650	$—	$1,178

4. Collaborative Research and Development Agreements

GSK Collaboration

In March 2014, we entered into a Collaboration and Exclusive License Agreement (the “GSK Agreement”) with TESARO, Inc. (“Tesaro”), an oncology-focused biopharmaceutical subsidiary of GSK (Tesaro and GSK are hereinafter referred to, collectively, as “GSK”). Currently, under the GSK Agreement, GSK is developing Jemperli (dostarlimab) as a monotherapy and in combination with additional therapies, for various solid tumor indications.

For dostarlimab, the remaining development program under the GSK Agreement, we are eligible to receive milestone payments if a European regulatory submission and approval in a second indication is achieved. On October 23, 2020, Amendment No. 3 to the GSK Agreement (the “GSK Amendment No. 3”) was agreed to by both parties to permit GSK to conduct development and commercialization in combination with any third party molecules of Zejula, an oral, once-daily poly (ADP-ribose) polymerase (PARP) inhibitor (“Zejula”). Under GSK Amendment No. 3, we were granted increased royalties upon sales of Jemperli, equal to 8% of net sales (as defined in the GSK Agreement) below $1.0 billion, 12% of net sales between $1.0 billion and $1.5 billion, 20% of net sales between $1.5 billion and $2.5 billion and 25% of net sales above $2.5 billion. Unless earlier terminated by either party upon specified circumstances, the GSK Agreement will terminate, with respect to each specific developed product, upon the later of the 12th anniversary of the first commercial sale of the product or the expiration of the last to expire of any patent.

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

As of June 30, 2026, the transaction price for the GSK Agreement and its associated amendments includes the upfront payment, research reimbursement revenue and milestones and royalties earned to date, which are allocated in their entirety to the single performance obligation.

We recognized $52.8 million in royalty revenue during the six months ended June 30, 2026 related to GSK’s net sales of Jemperli and Zejula during the period, which we estimate based on either GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the six months ended June 30, 2026, $51.2 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended), and $1.6 million is Zejula non-cash revenue related to the Zejula Monetization Agreement, each of such agreements as described in Note 5. We recognized $99.9 million in royalty revenue during the year ended December 31, 2025, related to GSK’s net sales of Jemperli and Zejula during the period based on GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the year ended December 31, 2025, $96.0 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended) and $3.9 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement. We recognized $51.3 million in royalty revenue during the year ended December 31, 2024, related to GSK’s net sales of Jemperli and Zejula during the period based on GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the year ended December 31, 2024, $47.4 million is Jemperli non-cash revenue related to the Jemperli

Royalty Monetization Agreement (as amended) and $3.9 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter.

No clinical or sales milestones were recognized during the six months ended June 30, 2026. Two sales milestones, for a total of $125.0 million, were recognized during the year ended December 31, 2025 when Jemperli annual sales exceeded both the $750.0 million and $1.0 billion thresholds. The $75.0 million cash milestone which was achieved when annual sales exceeded $1.0 billion was paid to us, as we retained the rights to this milestone. The $50.0 million milestone, achieved when sales exceeded $750.0 million, was paid to Sagard. Two sales milestones, for a total of $40.0 million, were recognized during the year ended December 31, 2024 when Jemperli annual sales exceeded both the $250.0 million and $500.0 million sales thresholds. Aside from the $75.0 million milestone, these sales milestones represent Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended). No other future clinical or regulatory milestones have been included in the transaction price, as all future milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon regulatory filing and approval in a second indication, an outcome that is difficult to predict, and GSK’s efforts. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Milestones under the GSK Agreement are as follows:

PD-1 (Jemperli/Dostarlimab)
Milestone Event	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2’15
IND clearance from the FDA	$4.0M	Q1’16
Phase 2 clinical trial initiation	$3.0M	Q2’17
Phase 3 clinical trial initiation - first indication	$5.0M	Q3’18
Phase 3 clinical trial initiation - second indication	$5.0M	Q2’19
Filing of the first BLA(1) - first indication	$10.0M	Q1’20
Filing of the first MAA(2) - first indication	$5.0M	Q1’20
Filing of the first BLA - second indication	$10.0M	Q1’21
First BLA approval - first indication	$20.0M	Q2’21
First MAA approval - first indication	$10.0M	Q2’21
First BLA approval - second indication	$20.0M	Q3’21
Filing of the first MAA - second indication(3)	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—
First commercial sales milestone(3)	$15.0M	Q3’24
Second commercial sales milestone(3)	$25.0M	Q4’24
Third commercial sales milestone(3)	$50.0M	Q3’25
Fourth commercial sales milestone(4)	$75.0M	Q4’25

Milestones recognized through June 30, 2026	$258.0M	—
Milestones that may be recognized in the future	$15.0M	—

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

Vanda Collaboration

On January 31, 2025, we entered into an Exclusive License Agreement (the “Vanda License Agreement”) with Vanda pursuant to which we granted to Vanda an exclusive, global license for the development and commercialization of Quimilza (IL-36R antagonist mAb), which has completed two registration-enabling global Phase 3 trials, GEMINI-1 and GEMINI-2, evaluating the safety and efficacy of Quimilza in patients with generalized pustular psoriasis (“GPP”).

Pursuant to the terms of the Vanda License Agreement, we received an upfront payment of $10.0 million for the license and a $5.0 million payment for existing drug supply. We allocated the total transaction price of $15.0 million on a relative standalone selling price in accordance with ASC 606. During the six months ended June 30, 2026, we recognized no license revenue and $0.2 million of transition services revenue. During the year ended December 31, 2025, we recognized $9.5 million of license revenue and $0.2 million of transition services revenue, under ASC 606, and recognized $5.4 million related to existing drug supply transferred to Vanda, under ASC 610. We expensed the $2.5 million of related transaction costs within general and administrative expenses, during the year ended December 31, 2025, as we elected the practical expedient to expense the transaction costs as incurred as the expected amortization period was less than a year.

We are also eligible to receive a 10% royalty on net sales.

The Separation and Distribution Agreement provides that any and all rights to receive milestone payments under the Vanda License Agreement will be allocated to First Tracks Biotherapeutics as follows:

Milestone Event	Amount	Quarter Recognized
FDA regulatory approval for marketing of first licensed product in the USA for the treatment of active flares in GPP	$5.0M	—
Regulatory approval for marketing of the first licensed product in the EU	$5.0M	—
Commercial sales first exceed $100.0 million	$25.0M	—

Milestones recognized through June 30, 2026	—	—
Milestones that may be recognized in the future	$35.0M	—

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

Under the terms of the Centessa Agreement, Centessa may be entitled to receive potential future payments of up to $10.0 million upon the achievement of a certain event-based milestone and would be entitled to receive on a product-by-product and country-by-country basis, a royalty of low single digits on annual net sales of any product in the territory in each calendar year. As of June 30, 2026, achievement of the milestone is not probable and, therefore, we have not recognized a liability for the associated $10.0 million contingent consideration.

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

In May 2024, we entered into an amendment to the Jemperli Royalty Monetization Agreement, Amendment No. 1 (the “Jemperli Amendment”) under which we sold additional receivables to Sagard in exchange for $50.0 million. The Jemperli Amendment includes all Jemperli sales, including any product containing Jemperli, whether or not such product constitutes a combination product, and the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Amendment are either $600.0 million if received by the end of March 31, 2031, or $675.0 million if received thereafter. Once either of these thresholds is met, the Jemperli Royalty Monetization Agreement and the Jemperli Amendment will expire, resulting in us regaining all subsequent Jemperli royalties and milestones. As of June 30, 2026, Sagard has received a total of $275.9 million in royalties and milestones.

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

We estimate the effective interest rate used to record non-cash interest expense under the Jemperli Royalty Monetization Agreement based on the estimate of future royalty payments to be received by Sagard. As of June 30, 2026, the estimated effective rate under the agreement was 34.0%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our prior estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.

No sales milestones were recognized during the six months ended June 30, 2026. Two sales milestones totaling $125.0 million were recognized during the year ended December 31, 2025, when Jemperli annual sales exceeded both the $750 million and $1.0 billion thresholds. The $75.0 million milestone which was achieved when annual sales exceeded $1.0 billion was retained by the Company, with the remaining $50.0 million paid to Sagard. We recognized two sales milestones for a total of $40.0 million during the year ended December 31, 2024, when Jemperli annual sales exceeded both the $250.0 million and $500.0 million thresholds.

We recognized Jemperli non-cash royalty revenue of approximately $51.2 million, $96.0 million and $47.4 million during the six months ended June 30, 2026, and years ended December 31, 2025 and December 31, 2024, respectively, and non-cash interest expense of approximately $41.3 million, $81.6 million and $49.1 million during the six months ended June 30, 2026, and years ended December 31, 2025 and December 31, 2024, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.

The following table shows the activity within the liability account for the six months ended June 30, 2026:

(in thousands)	June 30, 2026
Liability related to sale of future Jemperli royalties and milestones - balance at 12/31/2025	$252,563
Amortization of issuance costs	71
Royalty and milestone payments to Sagard	(59,218)
Non-cash interest expense recognized(1)	41,289
Liability related to sale of future royalties and milestones - ending balance	$234,705

(1) Of the non-cash interest expense recognized, none was negative amortization for the six months ended June 30, 2026.

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

We recognized Zejula non-cash royalty revenue of approximately $1.6 million, $3.9 million and $3.9 million during the six months ended June 30, 2026, years ended December 31, 2025 and December 31, 2024, respectively. We recognized negative non-cash interest expense of approximately $0.2 million and $1.9 million during the six months ended June 30, 2026 and year ended December 31, 2025, respectively, and recognized non-cash interest expense of $1.0 million during the year ended December 31, 2024. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Consolidated Statements of Operations.

The following table shows the activity within the liability account for the six months ended June 30, 2026:

(in thousands)	June 30, 2026
Liability related to sale of future Zejula royalties - balance at 12/31/2025	$23,965
Amortization of issuance costs	14
Royalty and milestone payments to DRI	(2,009)
Non-cash interest expense recognized (1)	(182)
Liability related to sale of future royalties - ending balance	$21,788

(1) Of the non-cash interest expense recognized, none was negative amortization for the six months ended June 30, 2026.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2026
Money market funds(1)	$41,874	$41,874	$—	$—
Mutual funds(1)	36,503	36,503	—	—
U.S. Treasury securities(1)(2)	74,990	74,990	—	—
Commercial and corporate obligations(2)	5,075	—	5,075	—
At December 31, 2025
Money market funds(1)	$140,380	$140,380	$—	$—
Mutual funds(1)	91,359	91,359	—	—
U.S. Treasury securities(2)	63,268	63,268	—	—
Commercial and corporate obligations(2)	10,174	—	10,174	—
At December 31, 2024
Money market funds(1)	$104,553	$104,553	$—	$—
Mutual funds(1)	9,376	9,376	—	—
U.S. Treasury securities(1)(2)	284,495	284,495	—	—
Agency securities(2)	7,579	—	7,579	—
Commercial and corporate obligations(2)	10,652	—	10,652	—

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

Available for Sale Investments

We invest our excess cash in agency securities, debt instruments of financial institutions and corporations, commercial obligations, and U.S. Treasury securities, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in short-term and long-term investments as of June 30, 2026 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial and corporate obligations(1)	$5,072	$3	$-	$5,075
US Treasury securities(2)	74,974	17	(1)	74,990
Total available-for-sale investments	$80,046	$20	$(1)	$80,065

(1)
Of our outstanding commercial and corporate obligations, $5.1 million have maturity dates of less than one year and $0.0 million have a maturity date of between one to two years as of June 30, 2026.
(2)
Of our outstanding U.S. Treasury securities, $75.0 million have maturity dates of less than one year and $0.0 million have a maturity date of between one to two years as of June 30, 2026.

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term and long-term investments as of December 31, 2025 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial and corporate obligations(1)	$10,152	$22	$-	$10,174
U.S. Treasury securities(2)	63,107	161	—	63,268
Total available-for-sale investments	$73,259	$183	$—	$73,442

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

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2026, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2026
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasury securities	$24,842	$(1)	$—	$—	$24,842	$(1)
Total	$24,842	$(1)	$—	$—	$24,842	$(1)

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

As of June 30, 2026, December 31, 2025, and December 31, 2024, unrealized losses on available-for-sale investments were not material, and accordingly, no allowance for credit losses were recorded.

7. Stockholders’ Equity

Common Stock

Of the 500,000,000 shares of common stock authorized, 29,727,820 shares were issued and outstanding as of June 30, 2026.

Stock Repurchase Program

In March 2025, our Board of Directors authorized a stock repurchase program (the “2025 Repurchase Program”) to repurchase up to $75.0 million of our outstanding common stock. In November 2025, our Board of Directors authorized an amendment to the 2025 Repurchase Program, under which an additional $100.0 million of our outstanding common stock may be repurchased. During the six months ended June 30, 2026, there were no repurchases made and the 2025 Repurchase Program expired on March 31, 2026.

In March 2026, our Board of Directors authorized a stock repurchase program (the “2026 Repurchase Program”) to repurchase up to $100.0 million of our outstanding common stock. As of June 30, 2026, $100.0 million remained available for future shares of common stock to be repurchased under the 2026 Repurchase Program. The 2026 Repurchase Program will expire on December 31, 2026.

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

8. Equity Incentive Plans

2017 Equity Incentive Plan

In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan were to be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. At our annual stockholder meeting on June 12, 2024, the 2017 Plan was amended, eliminating the automatic annual share increase and the number of shares available for issuance was increased by 2,700,000 shares. At our annual stockholder meeting on June 17, 2025, the 2017 Plan was amended and restated to further increase the number of shares available for issuance by 1,650,000 shares. At our annual stockholder meeting on August 11, 2026, the 2017 Plan was amended and restated to extend the expiration of the 2017 Plan from January 2027 to August 2036. All future share increases will require stockholder approval. As of June 30, 2026, 2,187,675 shares were available for future issuance.

Employee Stock Purchase Plan

In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan (“ESPP”). In addition, the number shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The Board of Directors determined that due to sufficient shares being available in the ESPP, the number of shares available as of January 1, 2025 and January 1, 2026 would not increase. As of June 30, 2026, 294,081 shares have been issued under the ESPP and 1,804,726 shares were available for future issuance under the ESPP. Total cash received from the ESPP was approximately $0.8 million during the six months ended June 30, 2026.

Stock Options

Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors generally vest over a one-year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the twelve months ended December 31, 2025 and six months ended June 30, 2026 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	6,086,289	$25.20	7.63	$534
Granted	1,758,243	$14.87
Exercises	(645,562)	$19.95
Forfeitures and cancellations	(301,202)	$18.47
Outstanding at December 31, 2025	6,897,768	$17.11	6.93	$180,434
Granted	668,400	$32.17
Exercises	(1,202,950)	$21.52
Forfeitures and cancellations	(290,849)	$21.83
Outstanding at June 30, 2026	6,072,369	$18.62	7.04	$297,386
Exercisable at June 30, 2026	3,579,958	$18.90	6.13	$174,546

Total cash received from the exercise of stock options was approximately $24.6 million during the six months ended June 30, 2026.

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

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	1,227,677	$21.79	1.46	$16,254
Granted	614,828	$14.87
Released	(355,627)	$21.87
Forfeitures and cancellations	(113,673)	$18.45
Outstanding at December 31, 2025	1,373,205	$13.88	1.17	$66,573
Granted	697,487	$27.65
Released	(444,837)	$17.43
Forfeitures and cancellations	(120,546)	$23.33
Outstanding at June 30, 2026	1,505,309	$7.13	1.47	$101,608
RSU expected to vest at June 30, 2026	1,505,309	$7.13	1.47	$101,608

Performance Stock Units

A Performance Stock Unit (“PSU”) represents one equivalent share of our common stock to be issued after achievement of the performance metrics specified in the grant. The following table presents a summary of activity with respect to our PSUs:

	Market-Based PSUs		Performance-Based PSUs		Total PSUs
	Number of PSUs	Weighted-Average Grant Date Fair Value	Number of PSUs	Weighted-Average Grant Date Fair Value	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2025	504,500	$24.69	—	$—	504,500	$24.69
Granted	—	$—	—	$—	—	$—
Released	—	$—	—	$—	—	$—
Forfeitures	(26,500)	$24.69	—	$—	(26,500)	$24.69
Outstanding at December 31, 2025	478,000	$24.69	—	$—	478,000	$24.69
Granted	—	$—	34,300	$43.91	34,300	$43.91
Released	—	$—	(34,300)	$43.91	(34,300)	$43.91
Converted to RSUs	(152,842)	$24.69	—	$—	(152,842)	$24.69
Forfeitures	(325,158)	$24.69	—	$—	(325,158)	$24.69
Outstanding at June 30, 2026	—	$—	—	$—	—	$—

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

The compensation expense for the awards is recognized over the requisite service period regardless of whether the market conditions are achieved and will only be adjusted for pre-vesting forfeitures due to the termination of the recipient’s employment with the company prior to the expiration of the requisite service period. The outstanding PSUs at the Distribution Date were converted to First Tracks Biotherapeutics PSUs, and the AnaptysBio PSUs were cancelled.

Performance-Based PSUs

The performance-based stock units granted in 2026 vested in March 2026 based upon (i) continued service through the vesting date and (ii) the achievement of specific performance targets, as approved by the Board of Directors. There was no unrecognized compensation expense as of June 30, 2026.

Stock-Based Compensation Expense

We recognize stock-based compensation expense for awards issued to employees and non-employees over the requisite service period based on the estimated grant-date fair value of such awards. The estimated fair values of stock option awards granted were determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Six Months Ended June 30,	Year Ended December 31,	Year Ended December 31,
	2026	2025	2024
Risk-free interest rate	3.9%	4.5%	4.0%
Expected volatility	84.0%	81.8%	78.4%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.35	6.35	6.28
Weighted average grant date fair value per share	$32.67	$10.98	$15.54

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

Total non-cash stock-based compensation expense for all stock awards that was recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Six Months Ended June 30,	Year Ended December 31,	Year Ended December 31,
(in thousands)	2026	2025	2024
Research and development	$5,283	$(462)	$1,038
General and administrative	3,037	4,234	6,183
Total	$8,320	$3,772	$7,221

At June 30, 2026, there was $8.3 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.32 years and $9.2 million of unrecognized cost related to unvested RSU awards, which is expected to be recognized over a period of 2.33 years.

On March 26, 2026, our then Chief Financial Officer and Chief Legal Officer entered into transition and separation agreements, conditioned upon and effective on the Spin-Off (as defined below). In connection with their transition and separation agreements, we modified certain equity awards and recognized approximately $6.2 million in non-cash stock-based compensation expense during the six months ended June 30, 2026.

9. Employee Benefit Plan

Prior to the Spin-Off, we offered a defined contribution 401(k) plan available to eligible employees. Employee contributions were voluntary and determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. We elected to match 100% of an employee’s contribution up to 10% of the employee’s salary with a maximum limit of $24,500 in 2026, 100% of an employee’s contributions up to 10% of the employees’ eligible salary with a maximum limit of $23,500 in 2025 and 100% of an employee’s contribution up to 10% of the employees’ salary with a maximum limit of $23,000 in 2024. For the six months ended June 30, 2026, and years ended December 31, 2025 and December 31, 2024, we incurred approximately $1.1 million, $2.4 million, and $2.2 million, respectively of costs related to the 401(k) plan.

10. Commitments and Contingencies

Operating Leases

On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years, on April 30, 2028 with the payment of a termination fee of $3.8 million plus 15-months of operating expenses and real property taxes. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the right-of-use asset (the “ROU asset”) and lease liability. The monthly base rent was initially $4.20 per rentable square foot and is increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the consolidated balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of June 30, 2026, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.

Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 5.2 years.

The following non-cancellable office lease costs are included in our consolidated statements of cash flow (in thousands):

		Six Months Ended June 30,	Year Ended December 31,	Year Ended December 31,
Leases	Classification on the Cash Flow	2026	2025	2024
Operating lease cost	Operating	$1,239	$2,478	$2,478
Cash paid for amounts included in the measurement of lease liabilities	Operating	1,291	2,531	2,457

At June 30, 2026, the future minimum annual obligations for the Company’s operating lease liabilities are as follows:

Years Ending June 30, (in thousands)
2026	$1,316
2027	2,685
2028	2,766
2029	2,849
2030	2,934
Thereafter	2,005
Total minimum payments required	$14,555
Less: imputed interest	(1,460)
Total	$13,095

Sublease

On June 15, 2026, we entered into a sublease agreement with First Tracks Biotherapeutics with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Sublease Agreement”). Under the Sublease Agreement, we agreed to sublease approximately 45,000 square feet of space for a term of approximately 24 months, beginning on April 20, 2026, continuing until the earlier of (a) April 4, 2028, or (b) twelve months from the commencement of the renewal term. The monthly base rent was initially $4.87 per rentable square foot and is increased by 3% annually. First Tracks Biotherapeutics is also responsible for their share of operating expenses, real property taxes, insurance, insurance deductibles and repairs. As of June 30, 2026, we recorded sublease income of $0.5 million in accordance with the terms of the Lease Agreement. The sublease income over the term of the sublease will be the same as the amount due under our existing Lease Agreement, therefore no impairment of the right of use asset was recorded during June 2026. As of June 30, 2026, the weighted-average remaining lease term is approximately 1.8 years.

At June 30, 2026, the future minimum annual lease receivables for the Company’s operating lease income is as follows:

Years Ending June 30, (in thousands)
2026	$1,833
2027	2,685
2028	708
Total lease income receivable	$5,226

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

11. Segment Reporting

During fiscal year 2025, in connection with the proposed separation of our operations into two independent, publicly traded companies, our Chief Executive Officer, who is our chief operating decision maker (“CODM”), revised the information he regularly reviews in evaluating the allocation of resources and assessing operating performance. As a result of these changes, we updated our segment reporting to reflect two operating segments: Biopharma and Royalty Management. Our Biopharma segment focused on the development and potential commercialization of innovative immunology therapeutics for autoimmune and inflammatory diseases and our Royalty Management segment manages the financial collaboration for Jemperli with GSK and for Quimilza with Vanda. On April 20, 2026, the separation was completed through the spin-off of the Biopharma segment into First Tracks Biotherapeutics, with the Royalty Management segment remaining as our only operating segment.

Segment profit or loss is measured as the net loss and is used to monitor results. Our Royalty Management segment revenue consists of non-cash royalties and milestones, and is derived from collaboration agreements. For more information, see Note 4. We do not report identifiable assets by segment as this is not a metric used by our CODM to allocate resources or evaluate performance.

The following tables present our segment information for the six months ended June 30, 2026, and years ended December 31, 2025 and December 31, 2024 and are a summary of segment revenue, loss and our significant expenses (in thousands):

Six Months Ended June 30, 2026
Royalty Management
Collaboration revenue	$53,044
Operating expenses:
External R&D
Rosnilimab	(2,897)
Quimilza	21
Preclinical and other unallocated costs	193
Total External R&D(1)	(2,683)
Total Internal R&D(2)	15
Total R&D	(2,668)

External G&A(3)	15,161
Internal G&A(2)	8,229
Total G&A	23,390
Total operating expenses	20,722
Income from operations	32,322

Interest income	3,252
Sublease income	526
Non-cash interest expense	(41,192)
Other expense, net	(1)
Total other expense, net	(37,415)

Loss before income taxes	(5,093)
Benefit for income taxes	181,451
Segment net income	$176,358

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

	Year Ended December 31, 2025
	Biopharma	Royalty Management	Total
Collaboration revenue	$—	$234,603	$234,603
Operating expenses:
External R&D
Rosnilimab	42,744	—	42,744
ANB033	20,427	—	20,427
ANB032	48	—	48
ANB101	8,138	—	8,138
Quimilza	—	(2,273)	(2,273)
Preclinical and other unallocated costs	16,093	—	16,093
Total External R&D(1)	87,450	(2,273)	85,177
Total Internal R&D(2)	52,164	(1,371)	50,793
Total R&D	139,614	(3,644)	135,970

External G&A(3)	13,932	4,012	17,944
Internal G&A(2)	25,460	7,333	32,793
Total G&A	39,392	11,345	50,737
Total operating expenses	179,006	7,701	186,707
(Loss) income from operations	(179,006)	226,902	47,896

Interest income	12,942	557	13,499
Non-cash interest expense	—	(79,893)	(79,893)
Other (loss) income, net	(23)	5,453	5,430
Total other income (expense), net	12,919	(73,883)	(60,964)

(Loss) income before income taxes	(166,087)	153,019	(13,068)
Provision for income taxes	—	(164)	(164)
Segment net (loss) income	$(166,087)	$152,855	$(13,232)

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

	Year Ended December 31, 2024
	Biopharma	Royalty Management	Total
Collaboration revenue	$—	$91,280	$91,280
Operating expenses:
External R&D
Rosnilimab	53,422	—	53,422
ANB032	26,084	—	26,084
ANB033	12,460	—	12,460
ANB101	3,367	—	3,367
Quimilza	—	8,284	8,284
Preclinical and other unallocated costs	14,350	—	14,350
Total External R&D(1)	109,683	8,284	117,967
Total Internal R&D(2)	42,662	3,211	45,873
Total R&D	152,345	11,495	163,840

External G&A(3)	6,806	3,227	10,033
Internal G&A(2)	21,950	10,406	32,356
Total G&A	28,756	13,633	42,389
Total operating expenses	181,101	25,128	206,229
(Loss) income from operations	(181,101)	66,152	(114,949)

Interest income	17,382	2,412	19,794
Non-cash interest expense	—	(50,087)	(50,087)
Other expense, net	14	—	14
Total other income (expense), net	17,396	(47,675)	(30,279)

Loss (income) before income taxes	(163,705)	18,477	(145,228)
Provision for income taxes	—	(3)	(3)
Segment net loss (income)	$(163,705)	$18,474	$(145,231)

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

12. Discontinued Operations

On April 20, 2026, we completed the previously announced Spin-Off of First Tracks Biotherapeutics. The Spin-Off of First Tracks Biotherapeutics was achieved through our pro rata distribution of all of the outstanding shares of common stock of First Tracks Biotherapeutics to holders of record of our common stock. Each holder of record of our common stock received one share of First Tracks Biotherapeutics’ common stock for every one share of our common stock held on April 6, 2026, the record date for the distribution. The historical balance sheet and statements of operations of First Tracks Biotherapeutics have been presented as discontinued operations in the consolidated financial statements and prior periods have been restated.

In addition to the Separation and Distribution Agreement, the Company entered into various other agreements to provide a framework for its relationship with First Tracks Biotherapeutics after the Spin-Off, including a transition services agreement.

Under the terms of the transition services agreement, First Tracks Biotherapeutics agreed to provide the Company on an interim, transitional basis, various services, including, but not limited to, accounts payable administration, information technology services, general administrative services and other support services commencing on the Spin-Off date and terminating up to one year following the date of the Spin-Off. During the six months ended June 30, 2026, there were approximately $0.4 million of transition services expenses associated with the provision of services from First Tracks Biotherapeutics.

The following table represents the carrying value of assets distributed as part of the Spin-Off on April 20, 2026:

(in thousands)	April 20, 2026
Assets:
Cash and cash equivalents	$100,000
Prepaid expenses and other current assets	2,948
Total current assets	102,948
Property and equipment, net	1,174
Total assets	$104,122

The following table presents a reconciliation of the carrying amount of assets of First Tracks Biotherapeutics to total assets of the discontinued operations in the consolidated balance sheets as of December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$100,000	$100,000
Prepaid expenses and other current assets	4,762	4,560
Total current assets	104,762	104,560
Property and equipment, net	1,259	1,718
Total assets	$106,021	$106,278

The following table presents a reconciliation of the major classes of line items constituting pretax loss from discontinued operations to after-tax loss in discontinued operations for the six months ended June 30, 2026 and the years ended December 31, 2025 and December 31, 2024:

	Six Months Ended June 30,	Year Ended December 31,	Year Ended December 31,
(in thousands)	2026	2025	2024
Research and development	$39,462	$139,614	$152,345
General and administrative	22,519	39,392	28,756
Total operating expenses	61,981	179,006	181,101
Loss from operations	(61,981)	(179,006)	(181,101)
Other (expense) income, net:
Interest income	1,074	3,686	4,720
Other (expense) income, net	(3)	(23)	14
Total other expense, net	1,071	3,663	4,734
Loss from discontinued operations before income taxes	(60,910)	(175,343)	(176,367)
Benefit for income taxes	15,548	608	155
Loss from discontinued operations, net of tax	$(45,362)	$(174,735)	$(176,212)

13. Income Taxes

The components of income (loss) from continuing operations before income tax provision (benefit) consist of the following:

	Six Months Ended June 30,	Year Ended December 31,	Year Ended December 31,
(in thousands)	2026	2025	2024
U.S.	$(5,093)	$162,275	$31,000
Foreign	—	—	139
(Loss) income before income taxes	$(5,093)	$162,275	$31,139

The provision for income taxes for the six months ended June 30, 2026 and years ended December 31, 2025 and December 31, 2024:

	Six Months Ended June 30,	Year Ended December 31,	Year Ended December 31,
(in thousands)	2026	2025	2024
Current income taxes:
Federal	$—	$454	$14
State	1,788	318	144
Foreign	—	—	—
Total current	1,788	772	158
Deferred income taxes:
Federal	(154,929)	—	—
State	(28,310)	—	—
Foreign	—	—	—
Total deferred	(183,239)	—	—
(Benefit) provision for income taxes	$(181,451)	$772	$158

Income taxes paid, net of refunds received, for the six months ended June 30, 2026 were $4.3 million paid to the Internal Revenue Service, $170,000 paid to Massachusetts, $845,000 paid to Pennsylvania and $267,000 paid to other U.S. states.

Significant components of our deferred tax assets and liabilities are as follows:

	June 30,	December 31,	December 31,
(in thousands)	2026	2025	2024
Deferred Tax Assets:
Net operating loss carryforwards	$44,153	$74,889	$64,729
Capitalized R&D	34,768	47,187	30,532
Interest	22,882	33,781	—
Research and development credits	31,202	32,698	19,046
Equity compensation	15,669	14,812	13,000
Other, net	11,271	11,863	21,229
Total deferred tax assets	159,945	215,230	148,536
Deferred Tax Liabilities:
Royalty monetization	(26,246)	(19,670)	—
Other, net	(2,777)	(2,922)	(6,347)
Total deferred tax liabilities	(29,023)	(22,592)	(6,347)
Net deferred tax assets	130,922	192,638	142,189
Less: valuation allowance	(24,283)	(192,638)	(142,189)
Deferred tax assets, net of valuation allowance	$106,639	$—	$—

On April 20, 2026, we completed the Spin-Off of our clinical-stage biotechnology company, First Tracks Biotherapeutics, through a pro rata distribution to shareholders (the “Distribution”). Following the Distribution, we hold and continue to manage the financial collaboration for Jemperli with GSK and for Quimilza with Vanda, and First Tracks Biotherapeutics operates as an independent, separately taxed public company. For tax purposes, the Distribution was taxable resulting in a tax gain of approximately $434.9 million. As a result, we recorded a $96.2 million tax charge to equity.

We assess the realizability of our deferred tax assets each reporting period based on all available positive and negative evidence, including our cumulative earnings history, the character and timing of reversing temporary differences, tax-planning strategies, and projections of future taxable income. Prior to the Distribution, we maintained a full valuation allowance against our net deferred tax assets. As a result of future profits expected for the retained business, Management concluded that a substantial portion of our deferred tax assets are realizable with the exception of certain deductible differences and IRC Section 382 limited tax attributes expected to reverse following the lapse of royalty and license revenue streams. Accordingly, during the six months ended June 30, 2026, we reduced our valuation allowance of $192.6 million as of December 31, 2025 to $24.3 million as of June 30, 2026.

As of June 30, 2026, we had federal and state net operating loss carryforwards (“NOLs”), of $174.2 million and $68.5 million, respectively. Federal NOLs generated in 2018 and after carryover indefinitely and may generally be used to offset up to 80% of future taxable income. The state NOLs will begin to expire in 2030, unless previously utilized. As of June 30, 2026, we had federal and state research tax credit carryforwards of approximately $22.7 million and $22.7 million, respectively. The federal research tax credits carryforwards will begin to expire in 2042, California state credits carryforward indefinitely and other state tax credits begin to expire in 2043.

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

We experienced ownership changes as defined by Section 382 of the Code during 2007, 2017 and 2021. As a result, as of June 30, 2026, the federal NOL carryforward of $174.2 million is subject to annual limitation over future periods. State NOL and credit carryforwards may be similarly limited.

Our use of federal and state NOLs and research credits could be further limited if we experience one or more ownership changes subsequent to June 30, 2026. If a change in ownership occurs, NOLs and tax credit carryforwards could be eliminated or restricted.

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, the reconciliation of taxes (continuing operations) at the federal statutory rate to our provision for (benefit from) income taxes for the six months ended June 30, 2026 and for year ended December 31, 2025 was as follows (in thousands, except for percentages):

	Six Months Ended		Year Ended
(in thousands)	June 30, 2026		December 31, 2025
Income taxes at statutory rates	$(1,070)	21.00%	$34,078	21.00%
State income tax, net of federal benefit(1)	(28,556)	560.63%	319	0.20%
Foreign tax effects
Australia
Valuation allowance	—	—	(939)	(0.58)%
Deferred tax write-off	—	—	939	0.58%
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—
Effect of cross-border tax laws	—	—	—	—
Tax Credits
Federal R&D credit	—	—	—	—
Change in valuation allowance	(148,602)	2917.48%	(36,022)	(22.20)%
Nontaxable or nondeductible items
Other	16	-0.31%	53	0.28%
Equity compensation(2)	(4,298)	150.26%	403	—
Executive compensation	(2,114)	-24.36%	2,202	1.36%
Transaction Costs	1,724	-33.84%	—	—
Other	—	—	18	0.01%
Change in unrecognized tax benefits	1,449	-28.44%	(279)	(0.17)%
Income tax (benefit) expense	$(181,451)	3562.42%	$772	0.48%

(1)
State taxes in California, Pennsylvania, Utah and Massachusetts made up the majority (greater than 50%) of the tax effect in this category.
(2)
Equity compensation for non-covered employees is net of windfall tax benefits for 2026 and 2025, respectively.

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

Year Ended December 31,
(in thousands)	2024
Expected income tax benefit at federal statutory tax rate	$6,539
State income taxes, net of federal benefit	(574)
Permanent items	82
Equity compensation	804
Non-deductible compensation	2,188
Research credits	(68)
Other	36
Change in the valuation allowance	(8,849)
Income tax expense	$158

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. As of June 30, 2026, we had $11.3 million unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate. The following table summarizes the activity related to our unrecognized tax benefits:

	Six Months Ended June 30,	Year Ended December 31,	Year Ended December 31,
(in thousands)	2026	2025	2024
Balance at the beginning of the year	$8,719	$6,911	$5,016
Increases (decreases) related to prior year tax positions	1,658	(2)	(4)
Increase related to current year tax positions	3,097	1,810	1,899
Balance at the end of the year	$13,474	$8,719	$6,911

Our policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. We recognize interest or penalties related to income tax matters in income tax expense. During the six month ended June 30, 2026, we accrued interest and penalties in continuing operations related to income tax matters of $0.1 million and $0.5 million, respectively. We did not accrue any interest or penalties during the years ended December 31, 2025 and 2024. As of June 30, 2026, we recorded accrued interest and penalties of $0.1 million and $0.5 million, respectively on our consolidated balance sheet. As of December 31, 2025 and 2024, we did not have any accrued interest or penalties recorded on our consolidated balance sheets.

We file income tax returns in the United States, California and various U.S. state jurisdictions. Due to our losses incurred, we are essentially subject to income tax examination by tax authorities from inception to date.

The One Big Beautiful Bill Act of 2025 (“OBBBA”) was signed into law on July 4, 2025. The OBBBA makes changes to the U.S. corporate income tax, including immediate expensing of domestic research and development costs while foreign expenditures will continue to be capitalized and amortized over 15 years and modifications to the timing of the deduction for interest expense.

14. Transition Period Comparative Data

The following table presents certain comparative financial information for the six months ended June 30, 2026 and 2025 (amounts in thousands, except share data):

	Six months ended June 30,	Six months ended June 30,
	2026	2025
		(Unaudited)
Collaboration revenue	$53,044	$50,034
Operating expenses:
Research and development	(2,668)	(1,733)
General and administrative	23,390	8,298
Total operating expenses	20,722	6,565
Income from operations	32,322	43,469
Other (expense) income, net:
Interest income	3,252	5,402
Sublease income	526	—
Non-cash interest expense for the sale of future royalties	(41,192)	(37,667)
Other (expense) income, net	(1)	5,453
Total other expense, net	(37,415)	(26,812)
(Loss) income before income taxes	(5,093)	16,657
Benefit (provision) for income taxes	181,451	(83)
Income from continuing operations	176,358	16,574
Loss from discontinued operations, net of tax	(45,362)	(94,533)
Net income (loss)	130,996	(77,959)
Other comprehensive loss:
Unrealized loss on available for sale securities	(127)	(311)
Comprehensive gain (loss)	$130,869	$(78,270)
Net income (loss) per common share:
Income from continuing operations - basic	$6.09	$0.56
Loss from discontinued operations - basic	(1.57)	(3.18)
Net income (loss) per common share - basic	$4.52	$(2.62)
Income from continuing operations - diluted	$4.71	$0.54
Loss from discontinued operations - diluted	(1.21)	(3.08)
Net income (loss) per common share - diluted	$3.50	$(2.54)
Weighted-average number of shares outstanding:
Basic	28,979	29,722
Diluted	37,476	30,692

	Six months ended June 30,	Six months ended June 30,
	2026	2025
		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$130,996	$(77,959)
Less: Loss from discontinued operations, net of tax	45,362	94,533
Net income from continuing operations	176,358	16,574
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	9	10
Stock-based compensation	8,320	3,007
Accretion/amortization of investments, net	30	(3,264)
Amortization of right-of-use assets – operating	959	919
Non-cash interest expense for sale of future royalties	41,192	37,667
Deferred tax benefit	(183,699)	—
Changes in operating assets and liabilities:
Receivables from collaborative partners	8,216	(19,347)
Prepaid expenses and other assets	(3,672)	289
Accounts payable and other liabilities	(44,853)	(46,361)
Income tax receivable	(3,245)	—
Operating lease liabilities	(1,017)	(941)
Net cash used in operating activities of continuing operations	(1,402)	(11,447)
Net cash used in operating activities of discontinued operations	(51,157)	(39,497)
Net cash used in operating activities	(52,559)	(50,944)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(4,955)	(176,755)
Sales and maturities of investments	47,500	283,781
Net cash provided by investing activities of continuing operations	42,545	107,026
Net cash used in investing activities of discontinued operations	—	(74)
Net cash provided by investing activities	42,545	106,952
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25,371	1,713
Principal repayment of liability for sale of future royalties	(19,727)	(23,828)
Payments for repurchase of common stock	—	(55,522)
Payment for net share settlement of equity awards	—	(1,451)
Net cash provided by (used in) financing activities of continuing operations	5,644	(79,088)
'Net cash used in financing activities of discontinued operations	(100,000)	—
Net cash used in financing activities	(94,356)	(79,088)
Net decrease in cash and cash equivalents	(104,370)	(23,080)
Cash and cash equivalents in continued operations, beginning of period	138,196	23,080
Cash and cash equivalents within discontinued operations, beginning of period	100,000	100,000
Less: Cash and cash equivalents within discontinued operations, end of period	—	100,000
Cash and cash equivalents in continued operations, end of period	$133,826	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest portion of repayment for sale of future royalties	$41,500	$35,904
Income taxes paid	$5,582	$44
Non-cash investing and financing activities:
Amounts accrued for repurchase of common stock	$—	$480
Receivable related to issuance of common stock, upon exercise of stock options	$1,310	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of June 30, 2026 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This Annual Report on Form 10-KT does not include an attestation report on internal control over financial reporting issued by our independent registered accounting firm. Although we are no longer a smaller reporting company, our auditors are not required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer qualify for the transition relief available to issuers that have recently lost smaller reporting company status.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors is divided into three classes. Each class serves for three years, with the terms of office of the respective classes expiring in successive years. The terms of office of directors in Class I, Class II, and Class III expire at the annual meetings of stockholders to be held in 2027, 2028 and 2029, respectively.

The following table sets forth the names, ages and certain other information for each of our directors as of the date of this filing:

Name	Age	Position and Class
Daniel Faga(1)	46	Director, Class II
Susannah Gray(4)	66	Director, Class I
Owen Hughes(4)	51	Director, Class I
Oleg Nodelman(3)	49	Director, Class I
John Orwin(2)(3)(4)	61	Director, Class II
Hollings Renton(3)	79	Director, Class III
John P. Schmid(2)(4)	63	Director, Class III

(1) Mr. Faga is our President and Chief Executive Officer

(2) Member of the compensation committee

(3) Member of the nominating and corporate governance committee

(4) Member of the audit committee

Our Board of Directors

Daniel Faga has served as a member of our Board of Directors since November 2021, and has served as our President and Chief Executive Officer since August 2023. Mr. Faga previously served as our Interim President and Chief Executive Officer from March 2022 to August 2023. From January 2020 to November 2021, Mr. Faga served as Chief Operating Officer at Mirati Therapeutics, responsible for leading the company’s corporate strategy, finance, legal and other business operations. Prior to joining Mirati Therapeutics, Mr. Faga served as the Chief Business Officer for Spark Therapeutics, Inc. from May 2016 through December 2019, where he was responsible for leading the company’s corporate strategy, portfolio and new product planning, patient advocacy, business development, alliance management, asset & program management and corporate communications functions. From July 2009 until April 2016, Mr. Faga was a Managing Director at Centerview Partners, an investment banking and advisory firm, where he served as a founding member of Centerview’s healthcare advisory practice. Prior to Centerview, Mr. Faga worked at Merrill Lynch in its healthcare investment banking group and as a management consultant in the Life Sciences Practice at PRTM. Mr. Faga earned a B.S. in Engineering from Cornell University and an M.B.A. in Health Care Management from The Wharton School at the University of Pennsylvania. Our Board of Directors believes that Mr. Faga’s extensive industry experience and executive experience provides him with the qualifications and skills to serve on our Board of Directors.

Susannah Gray has served as a member of our Board of Directors since March 2026. Ms. Gray also currently serves on the board of directors of Maravai LifeSciences Holdings, Inc., a life science company, 4D Molecular Therapeutics, Inc., a biotech company, and Theravance BioPharma, Inc., a biopharmaceutical company. Ms. Gray previously served on the board of directors of Morphic Holding, Inc. (the parent company of Morphic Therapeutic, Inc.), a biotech company, from April 2021 to August 2024 and Apria, Inc., a healthcare company, from May 2021 to March 2022, when Apria, Inc. was acquired by Owens & Minor, Inc. Ms. Gray served as the Chief Financial Officer of Royalty Pharma Management LLC (“Royalty Pharma”), a buyer of pharmaceutical royalties, from January 2005 to December 2018. Ms. Gray was promoted to Executive Vice President of Finance and Strategy in December 2018 and retired from Royalty Pharma in September 2019. Prior to Royalty Pharma, Ms. Gray served as a managing director and senior analyst covering the healthcare sector of CIBC World Markets’ high yield group from 2002 to 2004 and previously served in similar roles at Merrill Lynch and Chase Securities (predecessor of J.P. Morgan Securities). Ms. Gray holds a B.A. in Social Studies from Wesleyan University and an MBA from Columbia University. Our Board of Directors believes that Ms. Gray’s extensive executive experience in the pharmaceutical industry, as well as her financial expertise, qualify her to serve on our Board of Directors.

Owen Hughes has served as a member of our Board of Directors since May 2026. Mr. Hughes has served as Chief Executive Officer of Xoma Royalty Corp., a publicly traded royalty aggregator, since January 2024, and prior to that served as Executive Chairman of the Board of Xoma Royalty Corp. and Interim Chief Executive Officer from January 2023 through January 2024. Mr. Hughes has served as the Chief Executive Officer of Sail Bio, Inc., a private biotechnology company focused on addressing toxic proteinopathies, a rare genetic kidney disease, since February 2022 and served as the Chief Executive Officer and co-founder of Cullinan Therapeutics, Inc. (formerly Cullinan Oncology, Inc.), a publicly-traded oncology company, from September 2017 to October 2021. Previously, Mr. Hughes served as the Chief Business Officer and Head of Corporate Development at Intarcia Therapeutics, Inc., a biotechnology company focused on type II diabetes, from February 2013 to August 2017. Prior to his operating roles, Mr. Hughes spent 16 years on Wall Street in various capacities, including roles at Brookside Capital, an operating division of Bain Capital, and Pyramis Global Advisors, a Fidelity Investments Company. Mr. Hughes has served as the Chairman of the board of Ikena Oncology, Inc., a formerly publicly-traded oncology company, since December 2022 and as a member of the board of directors of C4 Therapeutics, a publicly traded biopharmaceutical company, since December 2023. Mr. Hughes served on the board of Radius Health, Inc., a formerly publicly-traded biopharmaceutical company, from April 2013 to August 2022, until its sale to Gurnet Point Capital and Patient Square Capital; Translate Bio, Inc., a messenger RNA therapeutics company, from July 2016 until its acquisition by Sanofi in September 2021; and FS Development Corp. II, a special purpose acquisition company sponsored by Foresite Capital, from February 2021 to December 2021. Mr. Hughes received a B.A. in History from Dartmouth College. Our Board of Directors believes that Mr. Hughes’ extensive executive experience in the pharmaceutical industry, in particular in the royalty financing space, qualifies him to serve on our Board of Directors.

Oleg Nodelman has served as a member of our Board of Directors since April 2021 and Chairman of our Board since August 2026. Mr. Nodelman has served as the Founder and Portfolio Manager of EcoR1 Capital LLC, a biotech-focused investment advisory firm established in 2013, and one of our principal stockholders, since its inception. Previously, Mr. Nodelman served as a Portfolio Manager at BVF Partners from 2001 to 2012. Mr. Nodelman earned a B.S.F.S. in Science and Technology from Georgetown University, School of Foreign Service in 1999. Mr. Nodelman currently serves on the board of directors of both Galapagos NV and Zymeworks, and previously served on the board of directors of Prothena Corporation plc from 2019 to 2024, Nuvation Bio Inc. from February 2021 to December 2023 and Panacea Acquisition Corp. II from April 2020 to February 2021. Our Board of Directors believes that Mr. Nodelman’s extensive industry experience provides him with the qualifications and skills to serve on our Board of Directors.

John Orwin has served as a member of our Board of Directors since September 2023 and Chairman of our Board from September 2023 to August 2026. Mr. Orwin has been a venture partner at Samsara BioCapital, L.P., a venture capital group, since 2024, and currently serves as the chair of the board of directors of Nested Therapeutics, Inc., a privately held company, serves on the board of directors of Ambrosia Biosciences, Inc., a privately held company, and as executive chairman of the board of directors of Agni Bio, Inc., a privately held company. Mr. Orwin served as the President and Chief Executive Officer of Atreca, Inc. from April 2018 to June 2024. He also has served as a member of the board of directors of CARGO Therapeutics, Inc. since August 2022, and Travere Therapeutics, Inc. since March 2017. He previously served as a member of the boards of directors of Seagen, Inc. from January 2014 until its acquisition by Pfizer Inc. in December 2023 and Array BioPharma, Inc. from November 2012 to July 2019. Mr. Orwin received a B.A. in Economics from Rutgers, The State University of New Jersey and an M.B.A. from New York University. Our Board of Directors believes that Mr. Orwin’s extensive industry experience and executive positions at multiple biopharmaceutical companies qualify him to serve on our Board of Directors.

Hollings Renton has served as a member of our Board of Directors since June 2015. Mr. Renton previously served as the Chief Executive Officer and President of Onyx Pharmaceuticals, Inc. from 1993 to 2008 and as the chairperson of its board of directors from 2000 to 2008. Before joining Onyx Pharmaceuticals, Mr. Renton served as the President and Chief Operating Officer of Chiron Corporation, a pharmaceutical company, from 1991 to 1993, following its acquisition of Cetus Corporation. Mr. Renton served as the President of Cetus Corporation from 1990 to 1991, as Chief Operating Officer from 1987 to 1990, and as Chief Financial Officer from 1983 to 1987. Mr. Renton previously served on the board of directors of Zymeworks, Inc., a publicly traded company from 2017 to 2024 and Portola Pharmaceuticals, Inc., a publicly traded company, from March 2010 to June 2020. Mr. Renton received his M.B.A. from the University of Michigan and his B.S. in Mathematics from Colorado State University. Our Board of Directors believes that Mr. Renton’s extensive industry experience and board memberships provide him with the qualifications and skills to serve on our Board of Directors.

John P. Schmid has served as a member of our Board of Directors since June 2015. Mr. Schmid served as Chief Financial Officer of Auspex Pharmaceuticals, Inc. from September 2013 to June 2015. Before joining Auspex Pharmaceuticals, Mr. Schmid co-founded Trius Therapeutics, a publicly traded biopharmaceutical company, where he served as the Chief Financial Officer from June 2004 until its merger with Cubist Pharmaceuticals, Inc., in September 2013. Before he joined Trius Therapeutics, Mr. Schmid served as the Chief Financial Officer at Gene Formatics, Inc., a private biotechnology company, from 1998 to 2003, and at Endonetics, a private medical device company, from 1995 to 1998. Mr. Schmid currently serves as a member of the board of directors of the publicly traded company Design Therapeutics Inc., a pharmaceutical company, and Bright Peak Therapeutics, a private biotechnology company. In the last five years, Mr. Schmid has previously served on the boards of directors of Helix Acquisition Corp. and Helix Acquisition Corp. II, both special purpose acquisition companies, Neos Therapeutics, Poseida Therapeutics, Inc., and Xeris Pharmaceuticals, all pharmaceutical companies. Mr. Schmid received his M.B.A. from the University of San Diego and his B.A. from Wesleyan University. Our Board of Directors believes that Mr. Schmid’s extensive industry experience and executive positions at multiple biopharmaceutical companies qualify him to serve on our Board of Directors.

Committees of Our Board of Directors

Our Board of Directors has an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which has the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors. Each committee operates under a charter approved by our Board of Directors. Copies of each committee’s charter are posted on the investor relations section of our website at http://ir.anaptysbio.com.

Audit Committee

Our audit committee is composed of Ms. Gray, Mr. Hughes and Mr. Schmid. Mr. Schmid is the chairperson of our audit committee. Ms. Gray, Mr. Hughes, and Mr. Schmid each meet the requirements for independence under the current listing standards of The Nasdaq Global Select Market (“Nasdaq”) and SEC rules and regulations. Each member of our audit committee is financially literate. In addition, our Board of Directors has determined that Mr. Schmid is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. This designation does not impose any duties, obligations or liabilities that are greater than are generally imposed on members of our audit committee and our Board of Directors. Our audit committee is responsible for, among other things:

•
our accounting and financial reporting processes, including our financial statement audits and the integrity of our financial statements;
•
our compliance with legal and regulatory requirements;
•
reviewing and approving related person transactions;
•
selecting and hiring our registered independent public accounting firm;
•
overseeing our cybersecurity risk management process;
•
assisting the Board of Directors with risk assessment and management;
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
•
making recommendations to our Board of Directors regarding any other board of director responsibilities relating to executive compensation;
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

•
identifying, considering, and recommending candidates for membership on our Board of Directors;

•
developing and recommending corporate governance guidelines and policies;
•
overseeing the process of evaluating the performance of our Board of Directors; and
•
advising our Board of Directors on other corporate governance matters.

Election of Officers

Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among any of our directors or executive officers.

Code of Conduct and Ethics

Our Board of Directors has adopted a Code of Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our Code of Conduct and Ethics is posted on the investor relations section of our website at http://ir.anaptysbio.com by clicking on “Governance.” Any amendments or waivers of our Code of Conduct and Ethics pertaining to a member of our Board of Directors or one of our executive officers will be disclosed on our website at the above-referenced address.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities that applies to all of our personnel, including directors, officers, employees, and other covered persons. The Insider Trading Policy also provides that the Company will not transact in our own securities unless in compliance with U.S. federal and state securities laws. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-KT.

Hedging and Pledging Prohibitions

Under our Insider Trading Policy, our employees, executive officers, and members of our Board of Directors are prohibited from engaging in certain speculative transactions including, among other things: (i) acquiring, selling, or trading in any interest or position relating to the future price of our securities, such as a put option, a call option, or a short sale (including a short sale “against the box”); (ii) engaging in hedging or monetization transactions, including prepaid variable forward contracts, equity swaps, collars and exchange funds; or (iii) purchasing our securities on margin, borrowing against any account in which our securities are held, or pledging our securities as collateral for a loan.

Timing of Equity Grants

We do not time equity grants to take advantage of a depressed stock price or an anticipated increase in stock price and generally make awards on predetermined dates to ensure that awards cannot be timed to take advantage of material non-public information. Annual employee and non-employee director grants are completed in January each year, new hire stock awards to employees are generally granted on the 15th of the month immediately following their start date, and initial awards to non-employee directors are granted on the date of the non-employee director’s initial appointment or election to our Board of Directors. No executive officer was granted stock options during a period beginning four business days before and ending one business day after the release of material non-public information during six months ended June 30, 2026.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of our Board of Directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board of Directors or compensation committee during the six months ended June 30, 2026.

Corporate Governance Guidelines

Our Board of Directors has adopted Corporate Governance Guidelines that set forth expectations for directors, director independence standards, board committee structure and functions and other policies for the governance of the company. Our Corporate Governance Guidelines are available without charge on the investor relations section of our website at http://ir.anaptysbio.com.

Board of Directors Composition and Leadership Structure

The positions of Chief Executive Officer and Chairman of our Board of Directors are held by two different individuals. Daniel Faga has served as our President and Chief Executive Officer since August 3, 2023. Oleg Nodelman serves as Chairman of our Board of Directors. This separated structure allows our Chief Executive Officer to focus on our day-to-day business while our Chairman leads our Board of Directors in its fundamental role of providing advice to, and independent oversight of, management. Our Board of Directors believes such separation is appropriate, as it enhances the accountability of the Chief Executive Officer to the Board of Directors and strengthens the independence of the Board of Directors from management.

Board of Directors’ Role in Risk Oversight

Our Board of Directors believes that open communication between management and the Board of Directors is essential for effective risk management and oversight. Our Board of Directors meets with our Chief Executive Officer and other members of the senior management team at quarterly Board of Directors meetings, where, among other topics, they discuss strategy and risks in the context of reports from the management team and evaluate the risks inherent in significant transactions. While our Board of Directors is ultimately responsible for risk oversight, our board committees assist the Board of Directors in fulfilling its oversight responsibilities in certain areas of risk. The audit committee assists our Board of Directors in fulfilling its oversight responsibilities with respect to risk management in the areas of cybersecurity assessment and internal control over financial reporting and disclosure controls and procedures. The compensation committee assists our Board of Directors in assessing risks created by the incentives inherent in our compensation policies. The nominating and corporate governance committee assists our Board of Directors in fulfilling its oversight responsibilities with respect to the management of corporate, legal and regulatory risk.

Cybersecurity Risk Oversight

Securing the information of collaborators, team members, and other third parties is important to us. Moreover, our Board of Directors recognizes the critical importance of maintaining the trust and confidence of our investors, business partners and employees. We have adopted physical, technological, and administrative controls on data security, and have a defined procedure for data incident detection, containment, response, and remediation. While everyone at our company plays a part in managing these risks, oversight responsibility is shared by our Board of Directors, our audit committee, and management.

Non-Employee Director Compensation

The following table sets forth a summary of the compensation earned by AnaptysBio, Inc.’s non-employee directors for their service on our Board of Directors during the six months ended June 30, 2026.

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards(2) ($)	Stock Awards(2) ($)	Total ($)
Dennis Fenton, Ph.D.(3)	$19,821	$179,675	$175,640	$375,136
Susannah Gray	$13,333	$—	$749,138	$762,471
Owen Hughes	$5,604	$—	$764,100	$769,704
Rita Jain, M.D.(3)	$14,485	$179,675	$175,640	$369,799
Magda Marquet, Ph.D.(3)	$15,247	$179,675	$175,640	$370,562
Oleg Nodelman	$—	$—	$—	$—
John Orwin	$49,890	$269,512	$263,460	$582,862
Hollings Renton	$25,000	$179,675	$175,640	$380,315
John P. Schmid	$33,750	$179,675	$175,640	$389,065
J. Anthony Ware, M.D.(3)	$21,923	$179,675	$175,640	$377,238

(1) As of June 30, 2026, Ms. Gray held 11,250 restricted stock units (“RSUs”); Mr. Hughes held 11,250 RSUs; Mr. Orwin held outstanding options to purchase 55,181 shares of common stock and 7,300 RSUs; Mr. Renton held outstanding options to purchase 107,320 shares of common stock and 4,000 RSUs; and Mr. Schmid held outstanding options to purchase 107,320 shares of common stock and 4,000 RSUs.

(2) The amounts reported in the option awards and the stock awards columns represent the grant date fair value of such awards granted to the directors during the six months ended June 30, 2026 as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”). The assumptions used in calculating the grant date fair value of the stock options reported in the option awards column are set forth in Note 8 to AnaptysBio, Inc.’s audited consolidated financial statements included in this Annual Report on Form 10-KT for the six months ended June 30, 2026. Note that the amounts reported in this column reflect the accounting cost for these stock options and RSUs, and do not correspond to the actual economic value that may be received by AnaptysBio, Inc.’s directors from the options.

(3) In connection with the Spin-Off, Dennis Fenton, Rita Jain, and Magda Marquet resigned from the Board of Directors effective as of April 20, 2026 and J. Anthony Ware resigned from the Board of Directors effective April 23, 2026.

Our compensation arrangements for non-employee directors are reviewed periodically by our compensation committee and our Board of Directors. In addition, Alpine Rewards, the compensation committee’s independent compensation consultant, provided a competitive analysis of director compensation levels, practices and design features as compared to the general market as well as to our compensation peer group. Based on this analysis, certain of the compensation terms described below were increased for 2026 from the prior year to better align with compensation paid by our peer group and market practices and to remain competitive.

Cash Compensation

Pursuant to our non-employee director compensation policy, each of our non-employee directors is provided with an annual cash compensation. Cash compensation is paid quarterly in arrears, and is prorated for partial service during a quarter.

The table below summarizes the cash compensation of our non-employee directors for 2026 prior to the Spin-Off pursuant to our director compensation policy:

2026
Retainer	$40,000
Audit Committee Chair	$20,000
Audit Committee Member	$10,000
Compensation Committee Chair	$15,000
Compensation Committee Member	$7,500
Nominating and Corporate Governance Committee Chair	$10,000
Nominating and Corporate Governance Committee Member	$5,000
R&D Committee Chair	$15,000
R&D Committee Member	$10,000
Non-Executive Chair	$35,000

The table below summarizes the cash compensation of our non-employee directors for 2026 after the Spin-Off pursuant to our director compensation policy.

2026
Retainer	$40,000
Audit Committee Chair	$20,000
Audit Committee Member	$10,000
Compensation Committee Chair	$15,000
Compensation Committee Member	$7,500
Nominating and Corporate Governance Committee Chair	$10,000
Nominating and Corporate Governance Committee Member	$5,000
Non-Executive Chair	$100,000
Chief Executive Officer	$120,000

Equity Compensation

Our non-employee director compensation policy is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under our non-employee director compensation policy, each non-employee director will be eligible to receive the following amounts for their service on our Board of Directors:

•
Initial Stock Option Grant. Prior to the Spin-Off each new non-employee director receives a stock option to purchase 11,000 shares of common stock and 8,000 RSUs, as well as a prorated annual equity grant.
•
Annual Stock Option Grants. Prior to the Spin-Off each of our non-employee directors generally receives an annual stock option grant in January to purchase 5,500 shares of common stock and 4,000 RSUs.
•
Initial RSU Grant. After the Spin-Off each new non-employee director receives a grant of 11,250 RSUs.
•
Annual RSU Grant. After the Spin-Off each of our non-employee directors generally receives an annual RSU grant in January for 6,250 RSUs.

All equity awards held by our non-employee directors will accelerate in full upon a change in control.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and certain other information about our executive officers as of the date of this filing:

Name	Age	Position
Daniel Faga	46	President and Chief Executive Officer and Director
Christopher M. Murphy	42	Chief Financial Officer

Mr. Faga’s biographical information is set forth above under the heading “Our Board of Directors.”

Mr. Murphy was appointed as Chief Financial Officer on May 11, 2026. His biographical information is set forth below.

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

Christopher M. Murphy has served as our Chief Financial Officer since May 2026. Prior to joining us, Mr. Murphy served as Chief Financial and Business Officer of Third Harmonic Bio, Inc. from January 2024 through December 2025. Prior to that, Mr. Murphy held positions of increasing responsibility at Horizon Therapeutics PLC, or Horizon, from March 2014 to May 2020, serving as Vice President of Business Development from March 2014 to November 2015, Group Vice President of Corporate Development from November 2015 to October 2017, Group Vice President of Operations, Inflammation Business Unit from October 2017 to June 2018, and most recently as Group Vice President, Commercial Operations and Analytics from June 2018 to May 2020. Prior to Horizon, Mr. Murphy held positions of increasing responsibility in the Life Sciences Investment Banking Group at JMP Securities LLC, or JMP, from July 2008 to March 2014, serving most recently as a Director from February 2014 to March 2014. Prior to JMP, Mr. Murphy served as a Consultant in the Litigation and Investigation Group of Navigant Consulting, Inc. from July 2006 to June 2008. Mr. Murphy holds a B.B.A. in Finance from the University of Notre Dame.

Item 11. Executive Compensation

This overview and narrative (“Compensation Disclosure”) describes the key elements of our executive compensation program and compensation decisions for our named executive officers for the six months ended June 30, 2026. This Compensation Disclosure is intended to be read in conjunction with the tables that immediately follow this section, which provide additional compensation information for our named executive officers. As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies. However, we believe the additional narrative disclosure with respect to our executive compensation program will provide our stockholders with further information regarding our company and our executive compensation program and practices and therefore will assist in their consideration of the non-binding advisory vote with respect to named executive officer compensation that will be included in our proxy statement for the upcoming annual meeting.

For the six months ended June 30, 2026, our “named executive officers” (“NEOs”) were:

•
Daniel Faga, President and Chief Executive Officer and Director;
•
Christopher M. Murphy, Chief Financial Officer
•
Paul Lizzul, Former Chief Medical Officer; and
•
Dennis Mulroy, Former Chief Financial Officer

On April 20, 2026, we completed the previously announced separation (the “Spin-Off”) of First Tracks Biotherapeutics from the Company. The impact of the Spin-Off on our executive compensation program is described below under “Impact of the 2026 Spin‑Off on Named Executive Officers and Executive Compensation Arrangements.” In connection with the Spin-Off, Eric Loumeau separated from the Company as an executive officer, and Paul Lizzul, M.D., Ph.D. and Dennis Mulroy separated from the Company, effective as of April 20, 2026. Mr. Loumeau continued to provide services as a consultant following his separation.

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
•
Retain an Independent Compensation Advisor. Our compensation committee has engaged its own compensation consultant to provide information, analysis, and other advice on executive compensation independent of management. In the six months ended June 30, 2026, the compensation committee continued its engagement with Alpine Rewards as its independent compensation consultant. Alpine Rewards did not perform any other consulting or other services for us in the six months ended June 30, 2026.
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
•
Succession Planning. On an as-needed basis, our Board of Directors, with input from the nominating and corporate governance committee, reviews the risks associated with our named executive officer positions to ensure adequate succession plans are in place.
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
•
No Hedging or Pledging. We prohibit our employees (including our named executive officers) and the non-employee members of our Board of Directors from hedging or pledging our securities.
•
No Special Welfare or Health Benefits. We do not provide our named executive officers with any welfare or health benefit programs, other than participation in our broad-based employee programs.

Stockholder Advisory Vote to Approve Named Executive Officer Compensation

At our 2026 Annual Meeting of Stockholders, we conducted a non-binding stockholder advisory vote on the compensation of our named executive officers (commonly known as a “Say-on-Pay” vote). Our Board of Directors and our compensation committee consider the results of the Say-on-Pay vote in determining the compensation of our executive officers, including our named executive officers. At our 2026 Annual Meeting of Stockholders, approximately 97% of the votes cast approved our executive compensation program.

We value the opinion of our stockholders. Our Board of Directors and our compensation committee will continue to consider the result of the Say-on-Pay vote, as well as feedback received throughout the year, when making compensation decisions for our executive officers.

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

In addition, we have a performance-oriented compensation philosophy focused on creating long-term value. Our executive compensation program is heavily weighted toward variable, at-risk performance based bonuses, long-term equity awards, and performance-based equity awards.

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

Updated Competitive Positioning

During 2025, our compensation committee directed Alpine Rewards to refresh our compensation peer group for 2026. In evaluating the companies to comprise the compensation peer group at that time, Alpine Rewards considered the following criteria: (i) biotechnology and pharmaceutical companies with therapeutic similarity in inflammation, immune-oncology, and other antibody-based therapies; (ii) with lead drugs in phase II or III or pending approval; (iii) ~50 - ~250 employees (~0.5 to ~2.5 of our current headcount); and (iv) a market capitalization of 0.33x to 3.0x our market capitalization.

Based on a review of the analysis prepared by Alpine Rewards in September 2025, our compensation committee approved an updated compensation peer group, referred to as the 2026 peer group, consisting of the following companies:

Allogene Therapeutics	Dianthus Therapeutics	Spyre Therapeutics
Annexon	Dyne Therapeutics	Stoke Therapeutics
Apogee Therapeutics	Janux Therapeutics	Vera Therapeutics
Arcellx	Kura Oncology	Xencor
Astria Therapeutics	Kymera Therapeutics	Zymeworks
Celldex Therapeutics	Nurix Therapeutics
Centessa Therapeutics	Replimune Group

Our compensation committee used the 2026 peer group as a reference in December 2025 for its compensation decisions regarding the six months ended June 30, 2026.

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

Compensation Elements

In the six months ended June 30, 2026, the principal elements of our executive compensation program, and the objective for each element, were as follows:

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

In December 2025, our compensation committee reviewed the base salaries of our named executive officers, taking into consideration a competitive market analysis prepared by its compensation consultant using the then-current peer group and the other factors described in “Compensation-Setting Process” above. Following this review, our compensation committee approved base salary increases for each of our named executive officers, effective January 1, 2026, to bring their base salaries to levels that were comparable to those of similarly-situated executives at the companies in our compensation peer group.

The base salaries paid to our named executive officers during 2026 are set forth in the “Executive Compensation 2026 Summary Compensation Table” below.

Annual Performance-Based Cash Bonuses

We use an annual performance-based cash bonus plan to motivate our employees, including our named executive officers, to achieve our key annual corporate business objectives. In December 2025, our compensation committee and Board of Directors adopted an annual cash bonus plan for 2026 (the “2026 Cash Bonus Plan”) to provide financial incentives related to the achievement of principal goals set forth in our 2026 annual operating plan. The 2026 Cash Bonus Plan provided for bonus payments to be funded based on our level of achievement with respect to corporate performance goals (as described below).

For purposes of the 2026 Cash Bonus Plan, cash bonus payments were based upon a specific percentage of each participant’s base salary. In December 2024, our compensation committee reviewed the target annual cash bonus opportunities of our named executive officers, taking into consideration the factors described in “Compensation-Setting Process” above and approved the target annual cash bonus opportunities for each of the named executive officers.

The table below shows the 2026 target annual cash bonus opportunities for our named executive officers, expressed as a percentage of base salary, which targets remain unchanged from 2024:

Named Executive Officer	2026 Target Annual Cash Bonus Opportunity (as a percentage of base salary)
Daniel Faga(1)	60%
Christopher M. Murphy	40%

(1) 2026 target bonus are expected to be paid partially by AnaptysBio for services provided prior to the Spin-Off and by First Tracks Biotherapeutics for services after the Spin-Off.

Corporate Performance Goals

Participants in the 2026 Cash Bonus Plan are eligible to receive a bonus payment based upon the attainment of one or more corporate performance goals that were selected and approved by our compensation committee and which related to financial and operational metrics that were important to us. The corporate performance component of the 2026 Cash Bonus Plan will be funded based on our actual results for the year as evaluated against these performance goals and account for 100% of the NEOs total bonus opportunity.

In December 2026, our compensation committee will review performance against the corporate goals.

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

For our 2026 executive long-term incentive mix, the compensation committee determined, in consultation with its compensation consultant, to again include stock options and RSUs.

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

2026 “Refresh” Equity Awards

In January 2026, based upon the considerations and analysis described above, our compensation committee determined to grant options to purchase shares of our common stock and RSUs to our named executive officers in amounts that it considered to be consistent with our compensation philosophy and its desired market positioning and which also recognized the performance of each of our named executive officers. The stock options and RSUs granted to our named executive officers in January 2026 were as follows:

Named Executive Officer	Number of Shares Underlying Stock Options (1) (#)	Number of RSUs(2) (#)	Number of PSUs(3) (#)
Daniel Faga	133,400	98,600	34,300
Christopher M. Murphy	—	—	—
Paul Lizzul M.D., Ph.D.	29,000	21,400	—
Dennis Mulroy	29,000	21,400	—

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

(3) The PSUs vested upon the achievement of certain performance criteria as certified by the Compensation Committee of the Board of Directors on March 25, 2026.

2024 Share Price-Based Performance RSUs

In July 2024, after undertaking a comprehensive review and analysis with Compensia, Inc., our former independent compensation consultant, our compensation committee determined to grant contingent Performance Stock Units (the “2024 PSUs”) to our named executive officers, with each performance stock unit (“PSU”) representing a contingent right to receive one share of common stock upon the achievement of $50, $75, and $100 share price, which is approximately a 100%, 200% and 300% price increase above the share price at time of grant. At the time of grant, our 30-day average closing price was $26.29 per share. The 2024 PSUs have the potential to provide meaningful compensation to our executives, but only if they deliver exceptional performance that creates significant returns for the stockholders. The 2024 PSUs were designed to incentivize significant and sustained out performance, with vesting only occurring at stock price targets significantly above our historical stock price and such targets must be satisfied over a 60-trading day average. Moreover, 2024 PSUs were designed to drive our strategic direction and value creation over the long-term by encouraging leadership continuity and collaboration and motivating the executives with equity that rewards them for providing sustained meaningful increases in stockholder value.

The PSUs have a four-year performance period and are divided into three equal tranches, with each tranche eligible to vest based on the achievement, within the performance period, of certain share price targets. If a share price target is achieved, the PSUs allocated to such share price target shall become eligible to vest (the “Eligible PSUs”) with (i) 50% of the Eligible PSUs vesting on the one-year anniversary of the later to occur of the date our compensation committee determines achievement of a share price target and July 1, 2025 (such later date the “Service Vesting Commencement Date”) and the remaining 50% of the Eligible PSUs vesting on the two-year anniversary of the Vesting Commencement Date. As of March 2026, the $50 share price target was achieved and the applicable tranche of PSUs was earned and 50% of such tranche was fully vested and 50% of each tranche was converted into time-based RSUs vesting on March 12, 2027 and March 12, 2028. As part of the Spin-Off, the 2024 PSUs with a price target of $75 and $100 were cancelled.

Welfare and Health Benefits

Our named executive officers participate in our company-sponsored benefit programs on generally the same basis as other salaried employees, including with respect to our 401(k) plan and health and welfare benefits.

Perquisites and Other Personal Benefits

Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide significant perquisites or other personal benefits to our named executive officers, except as generally made available to our employees, or in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make him or her more efficient and effective, and for recruitment and retention purposes. During 2026, none of our named executive officers received perquisites or other personal benefits that were, in the aggregate, $10,000 or more for each individual.

In the future, we may provide perquisites or other personal benefits in limited circumstances, such as those described in the preceding paragraph. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by our compensation committee.

Impact of the 2026 Spin‑Off on Executive Officers and Executive Compensation Arrangements

On April 20, 2026, we completed the Spin-Off of First Tracks Biotherapeutics from the Company. The following briefly describes the executive officer transitions and compensatory changes occurring in connection with the Spin-Off.

Spin-Off Executive Officer Transitions

Immediately following the Spin-Off, our only executive officer was Daniel Faga. On April 20, 2026, we entered into a consulting agreement with Daniel Faga (the “Faga Consulting Agreement”), pursuant to which Mr. Faga will be engaged as a consultant to serve as Chief Executive Officer of the Company at least through January 15, 2027. Mr. Faga’s outstanding equity awards will continue vesting pursuant to their terms during his consultancy, and Mr. Faga remains eligible for accelerated vesting in the event he is terminated prior to January 15, 2027.

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

Change in Control. If, following the Spin-Off, a change in control of AnaptysBio, Inc. occurs, all outstanding AnaptysBio, Inc. equity awards as of the Spin-Off shall accelerate and vest “single-trigger”.

Summary Compensation Table

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our named executive officers for services rendered during the transition period of the six months ended June 30, 2026 (referred to in the table below as “TP2026”), and years ended December 31, 2025 and December 31, 2024.

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)		Option Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation ($)		Total ($)
Daniel Faga	TP 2026	242,397	5,835,639		4,357,925	—	33,006	(4)	10,468,967
President and Chief Executive Officer and Director	2025	706,011	1,592,001		3,345,653	465,968	24,310	(4)	6,133,943
	2024	685,448	6,889,127	(3)	5,723,455	308,452	23,810	(4)	13,630,292
Christopher M. Murphy	TP 2026	71,989	1,749,959		—	—	—		1,821,948
Chief Financial Officer	2025	—	—		—	—	—		—
	2024	—	—		—	—	—		—
Paul Lizzul	TP 2026	187,376	939,674		947,375	—	8,514	(6)	2,082,939
Former Chief Medical Officer	2025	545,754	505,703		1,064,476	221,031	28,413	(6)	2,365,377
	2024	529,859	2,128,976	(5)	1,741,973	158,958	23,742	(6)	4,583,508
Dennis Mulroy	TP 2026	607,984	939,674		947,375	—	28,208	(8)	2,523,241
Former Chief Financial Officer	2025	510,070	397,444		836,687	224,431	39,295	(8)	2,007,927
	2024	495,213	1,196,600	(7)	1,368,672	148,564	29,858	(8)	3,238,907

(1) The amounts reported in the Option Awards and Stock Awards columns represent the grant date fair value of the stock options, RSUs, and PSUs granted to the named executive officers during the six months ended June 30, 2026 and years ended December 31, 2025 and 2024 as computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 8 to our audited consolidated financial statements included in our Transition Report on Form 10-KT for the six months ended June 30, 2026 and our Annual Report on Form 10-K for the year ended December 31, 2025, respectively. The grant date fair value of the 2024 PSUs is estimated based upon the expected achievement of the performance metric specified in the PSU Agreement as of the grant date, using a Monte Carlo simulation. Note that the amounts reported in these columns reflect the accounting cost for these stock options, RSUs and PSUs, and do not correspond to the actual economic value that may be received by our named executive officers from such awards.

(2) The amounts reported in the “Non-Equity Incentive Plan Compensation” column reflect the annual cash bonuses paid under our annual cash bonus plan. Bonus payments for the 2026 calendar year will be evaluated and determined in the third quarter of fiscal year 2027.

(3) In addition to time-vesting RSUs, includes $3,949,862 related to PSUs granted to Mr. Faga during the year ended December 31, 2024, contingent on achieving a $50, $75 and $100 share price.

(4) Includes Board of Directors fees, 401(k) matching contributions and group term life insurance premiums paid on behalf of Mr. Faga.

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

Outstanding Equity Awards as of June 30, 2026

The following table presents, for each of our named executive officers, information regarding outstanding stock options, RSUs and PSUs held as of June 30, 2026:

	Option Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Daniel Faga(3)	11/26/2021	2,321	—	22.80	11/25/2031
	11/26/2021	11,000	—	22.80	11/25/2031
	02/10/2022	9,200	—	22.31	02/09/2032
	01/06/2023	166,477	28,423	17.02	01/05/2033
	01/03/2024	229,354	150,266	15.53	1/02/2034
	01/07/2025	108,198	197,302	10.87	01/06/2035
	01/6/2026	—	133,400	32.17	01/05/2036

		Stock Awards
Name	Grant Date(1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Daniel Faga(4)	01/06/2023	17,850	1,204,875
	01/03/2024	69,355	4,681,463
	07/22/2024	53,334	3,600,045
	01/07/2025	80,512	5,434,560
	01/06/2026	98,600	6,655,500
Christopher Murphy	5/11/2026	25,765	1,739,138

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

(2) Based on the closing price of our common stock on June 30, 2026, of $67.50.

(3) The options vest as to their underlying shares as follows: (i) the shares underlying the 2,321 options granted on November 26, 2021 have fully vested; (ii) the 11,000 shares underlying the option granted on November 26, 2021 have fully vested; (iii) the 9,200 shares underlying the option granted on February 10, 2022 have fully vested; (iv) of the 194,900 shares underlying the option granted on January 6, 2023, 1/4 vested on January 6, 2024, and 1/48 vest on the sixth of each succeeding calendar month, starting February 6, 2024; (v) of the 379,620 shares underlying the option granted on January 3, 2024, 1/4 vested on January 3, 2025 and 1/48 vest on the third of each succeeding calendar month, starting February 3, 2025; (vi) of the 305,500 shares underlying the option granted on January 7, 2025, 1/4 vested on January 7, 2026 and 1/48 will vest on the seventh day of each succeeding calendar month, starting February 7, 2026; (vii) of the 133,400 shares underlying the option granted on January 6, 2026, 1/4 will vest on January 6, 2027 and 1/48 will vest on the sixth day of each succeeding calendar month, starting February 6, 2027. If we experienced a change in control in 2027 and Mr. Faga experienced a qualifying termination, Mr. Faga is eligible for certain accelerated vesting as described above under “—Potential Payments upon Termination or Change in Control.

(4) The stock awards vest as follows: (i) of the shares underlying the 71,400 RSUs granted on January 6, 2023, 1/4 vested on January 6, 2023 and 1/4 vest annually thereafter; (ii) of the shares underlying the 138,710 RSUs granted on January 3, 2024, 1/4 vested on January 3, 2025 and 1/4 vest annually thereafter; (iii) of the shares underlying the 160,000 PSUs granted on July 22, 2024, 53,334 of the shares will vest 50% on March 12, 2027, and 50% will vest on March 12, 2028. 106,666 shares were cancelled as part of the Spin-Off of First Tracks Biotherapeutics. (iv) of the shares underlying the 107,350 RSUs granted on January 7, 2025, 1/4 vested on January 7, 2026 and 1/4 vest annually thereafter and (v) of the shares underlying the 98,600 RSUs granted on January 6, 2026, 1/4 will vest on January 6, 2027 and 1/4 vest annually thereafter. If we experienced a change in control in 2027 and Mr. Faga experienced a qualifying termination, Mr. Faga is eligible for certain accelerated vesting as described above under “—Potential Payments upon Termination or Change in Control.

Employment Agreements

The terms and conditions of employment of each of Mr. Faga, Mr. Murphy, Dr. Lizzul and Mr. Mulroy are set forth in written employment agreements. Each of these arrangements was approved by our Board of Directors. We believed these employment agreements were necessary to induce these individuals to forego other employment opportunities or leave their current employer for the uncertainty of a demanding position in a new and unfamiliar organization.

Mr. Faga’s Employment Agreement

Before the Spin-off, Mr. Faga was party to an employment agreement, effective as of August 3, 2023 (the “Faga Employment Agreement,” which amends, restates and supersedes Mr. Faga’s previous employment agreement dated March 21, 2022), pursuant to which Mr. Faga served as AnaptysBio’s President and Chief Executive Officer until April 20, 2026. The Faga Employment Agreement set forth the principal terms and conditions of his employment as AnaptysBio’s President and Chief Executive Officer, including his initial annual base salary and initial annual target cash bonus opportunity, which bonus may be earned based upon the achievement of specified performance goals (and which will be prorated for his partial year of service).

In connection with the Spin-Off and effective April 20, 2026, Mr. Faga entered into the Faga Consulting Agreement and is engaged as a consultant to serve as President and Chief Executive Officer of the Company at least through January 15, 2027, pursuant to the Faga Consulting Agreement. Under the Faga Consulting Agreement, we agreed to pay Mr. Faga $100 per month in exchange for such consulting services. Mr. Faga’s outstanding equity awards will continue vesting pursuant to their terms during his consultancy, and Mr. Faga remains eligible for accelerated vesting in the event he is terminated prior to January 15, 2027.

Mr. Murphy’s Employment Agreement

Pursuant to a consulting agreement effective as of May 11, 2026 (the “Murphy Consulting Agreement”), Mr. Murphy serves as our Chief Financial Officer The Murphy Consulting Agreement sets forth the principal terms and conditions of his engagement, including his base consulting fee and an initial annual target cash bonus opportunity, which bonus may be earned based upon the achievement of specified performance goals. Mr. Murphy’s consulting role is at will and could be terminated at any time. However, pursuant to the terms of the Murphy Consulting Agreement, Mr. Murphy would be entitled to certain benefits upon a termination of his consulting role as described in “Potential Payments upon Termination or Change in Control” below.

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

ii. Change in Control

Pursuant to the Faga Employment Agreement, if we experienced a change of control prior to the Spin-Off and Mr. Faga was terminated without “cause” or resigns for “good reason” (each as defined in the Faga Employment Agreement) upon the occurrence of, or within 13 months following, such change of control, and provided that Mr. Faga delivers a signed settlement and general release in favor of us and satisfies all conditions to make such release effective, (i) Mr. Faga would receive the continued severance payments and COBRA premiums described above for 18 months, (ii) a bonus payment equal to his target bonus payment for the year, (iii) a prorated bonus based on actual achievement by the Company of goals for the year, and (iv) all of Mr. Faga’s outstanding equity awards will vest in full (other than the 2024 PSUs, for which the Board of Directors shall determine the number of Eligible PSUs based on the achievement of the share price targets on the date of the change of control and such Eligible PSUs shall fully vest).

Pursuant to each of the Lizzul Employment Agreement and the Mulroy Employment Agreement, if we experienced a change in control prior to the Spin-Off and Dr. Lizzul or Mr. Mulroy, as applicable, was terminated without “cause” or resigns for “good reason” (each as defined in each of the Lizzul Employment Agreement and the Mulroy Employment Agreement) upon the occurrence of, or within 13 months following, such change of control, and provided that Dr. Lizzul or Mr. Mulroy, as applicable, delivers a signed settlement and general release in favor of us and satisfies all conditions to make such release effective, (i) Dr. Lizzul or Mr. Mulroy, as applicable, will receive the severance payments and COBRA premiums described above for 12 months, (ii) Dr. Lizzul’s or Mr. Mulroy’s, as applicable, currently outstanding equity awards will vest in full (other than the 2024 PSUs, for which the Board of Directors shall determine the number of Eligible PSUs based on the achievement of the share price targets on the date of the change of control and such Eligible PSUs shall fully vest) and (iii) Dr. Lizzul or Mr. Mulroy, as applicable, will receive the full payment of his target bonus and a prorated payment of his actual bonus for the applicable year of termination.

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

Clawback Policy

In September 2023, our Board of Directors adopted a clawback policy providing for the recovery of all or any portion of an executive officer’s incentive-based compensation in the event that we restate our financial results in compliance with the final rules promulgated by the SEC under Section 954 of the Dodd-Frank Act, Rule 10D-1 and Nasdaq. The policy applies to our Chief Executive Officer, Chief Financial Officer, and other executive officers, including each of our named executive officers. The recovery period extends up to three most recently-completed fiscal years prior to the date of the restatement, with respect to incentive-based compensation granted or received after the effective date of the SEC rules.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY PLAN COMPENSATION INFORMATION

The following table presents information as of June 30, 2026 with respect to compensation plans under which shares of our common stock may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, vesting of restricted stock units, warrants and rights(#)	Weighted-average exercise price of outstanding options, restricted stock units, warrants and rights($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	7,577,678	14.92	3,992,401
Equity compensation plans not approved by security holders	—	—	—
Total	7,577,678	14.92	3,992,401

(1) Includes our 2017 Equity Incentive Plan (the “2017 Plan”), and our ESPP, and excludes purchase rights accruing under our ESPP.

(2) We waived an automatic increase in shares under our ESPP for 2025 and 2026. The number of shares available under our ESPP will increase automatically by 1% on the first day of January of 2027 by the number of shares equal to 1% of the total outstanding shares of our common stock as of the immediately preceding December 31 or a lower number approved by our Board of Directors or compensation committee.

BENEFICIAL OWNERSHIP

The following table sets forth certain information with respect to the expected beneficial ownership of shares of our common stock as of June 30, 2026 for:

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

Applicable percentage ownership is based on 29,727,820 shares of common stock issued and outstanding as of June 30, 2026. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options held by that person or entity that are currently exercisable or that will become exercisable within 60 days of June 30, 2026. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table on the following page is c/o AnaptysBio, Inc., 10770 Wateridge Circle, Suite 210, San Diego, CA 92121.

Beneficial Owner	Shares Beneficially Owned (#)	Shares Beneficially Owned (%)
Named Executive Officers and Directors
Daniel Faga(1)	1,059,901	3.5%
Susannah Gray	—	*
Owen Hughes	—	*
Christopher M. Murphy	—	*
John Orwin (2)	68,145	*
Oleg Nodelman(3)	7,880,094	26.5%
Hollings Renton(4)	116,023	*
John P. Schmid(5)	142,680	*
Total Executive Officers and Directors as a Group (8 people)(6)	9,266,843	31.1%

5% Stockholders
EcoR1 Capital LLC(7)	7,880,094	26.5%
BlackRock, Inc.(8)	1,900,844	6.4%
Sirenia Capital Management LP(9)	1,491,959	5.0%

* Represents beneficial ownership of less than one percent.

(1)
Consists of (a) 496,684 shares of common stock held directly by Mr. Faga and (b) 563,217 shares of common stock issuable to Mr. Faga upon the exercise of stock options that are exercisable or restricted stock units that are vesting within 60 days of June 30, 2026.
(2)
Consists of (a) 16,695 shares of common stock held directly by Mr. Orwin and (b) 51,450 shares of common stock issuable to Mr. Orwin upon the exercise of stock options that are exercisable within 60 days of June 30, 2026.
(3)
Consists of the shares of common stock described in footnote 7 below. Mr. Nodelman joined our Board of Directors in April 2021, and disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.
(4)
Consists of (a) 10,995 shares of commons stock held directly by Mr. Renton and (b) 105,028 shares of common stock issuable to Mr. Renton upon the exercise of stock options that are exercisable within 60 days of June 30, 2026.
(5)
Consists of (a) 37,652 shares of common stock held directly by Mr. Schmid and (b) 105,028 shares of common stock issuable to Mr. Schmid upon the exercise of stock options that are exercisable within 60 days of June 30, 2026.
(6)
Includes shares beneficially owned by our executive officers and directors. Consists of (a) 8,442,120 shares of common stock and (b) 824,723 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of June 30, 2026.
(7)
Consists of 7,880,094 shares of common stock held directly by EcoR1 Capital Fund Qualified, L.P. Each of EcoR1 Capital Fund Qualified, L.P., EcoR1 Capital, LLC and Mr. Nodelman have shared voting and dispositive power over such shares. The address of each of EcoR1 Capital Fund Qualified, L.P., EcoR1 Capital, LLC and Mr. Nodelman is 357 Tehama Street #3, San Francisco, California 94103.
(8)
Based on a Schedule 13-G filed by BlackRock, Inc. (“BlackRock”) on April 17, 2025. Based on 1,900,844 shares of common stock of AnaptysBio, Inc. held by certain business units of BlackRock. BlackRock’s address is 50 Hudson Yards, New York, NY 10001.
(9)
Based on a Schedule 13-G filed by Sirenia Capital Management LP (“Sirenia”) on August 14, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

From January 1, 2024 to the present, there have been no transactions, and there are currently no proposed transactions, in which the amount involved exceeds the lesser of (i) $120,000 or (ii) 1% of the average of the Company’s total assets at year-end for the prior two completed fiscal years and to which we or any of our subsidiaries was (or is to be) a party and in which any director, director nominee, executive officer, holder of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had (or will have) a direct or indirect material interest, except for payments set forth under “Executive Compensation” above.

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

Director Independence

Our common stock is listed on Nasdaq. Under Nasdaq rules, independent directors must comprise a majority of a listed company’s Board of Directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Our Board of Directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board of Directors determined that Hollings Renton, John P. Schmid, John Orwin, Oleg Nodelman, Susannah Gray and Owen Hughes, representing six of our seven directors, are “independent directors” as defined under the applicable rules and regulations of the SEC, and the listing requirements and rules of Nasdaq. Mr. Faga is not independent given his role as our President and Chief Executive Officer. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving them described in the section entitled “Certain Relationships and Related Transactions, and Director Independence.”

Item 14. Principal Accounting Fees and Services

Our audit committee has selected KPMG LLP as our principal independent registered public accounting firm to perform the audit of our consolidated financial statements for the fiscal year ending June 30, 2026. KPMG LLP audited our financial statements for the fiscal years ended December 31, 2025 and 2024.

The following table presents fees for services rendered by KPMG LLP for the six months ended June 30, 2026 and years ended December 31, 2025 and 2024 (in thousands).

Fees Billed to AnaptysBio, Inc.	Six months ended June 30, 2026	Fiscal Year 2025	Fiscal Year 2024
Audit fees(1)	$775	$610	$867
Other audit fees (2)	—	1,327	—
Tax fees(3)	465	392	150
Total fees	$1,240	$2,329	$1,017

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

The audit committee must pre-approve all services to be performed for us by KPMG LLP. Pre-approval is granted usually at regularly scheduled meetings of the audit committee. The audit committee also may approve the additional unanticipated services by either convening a special meeting of the audit committee or acting by unanimous written consent. During the six months ended June 30, 2026, all services billed by KPMG LLP were pre-approved by the audit committee in accordance with this policy.

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

3.
Exhibits

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	10-Q	001-37985	10.26	August 7, 2023
3.2	Restated Bylaws, as currently in effect.	8-K	001-37985	3.1	February 10, 2023
4.1	Form of Common Stock Certificate.	S-1	333-206849	4.1	December 23, 2015
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37985	4.3	March 2, 2020
10.1*	Form of Indemnity Agreement.	S-1	333-206849	10.1	September 9, 2015
10.2*	Amended and Restated 2017 Equity Incentive Plan.	8-K	001-37985	10.1	June 17, 2025
10.3*	2017 Employee Stock Purchase Plan, and forms of award agreements.	S-1	333-206849	10.4	January 17, 2017
10.4+	Collaboration and Exclusive License Agreement, dated March 10, 2014, by and among the Registrant, TESARO, Inc. and TESARO Development, Ltd., as amended.	S-1	333-206849	10.10	May 10, 2016
10.5	Wateridge Lease Agreement.	10-Q	001-37985	10.16	May 6, 2020
10.6*	Amended and Restated Employment Agreement, effective May 8, 2023, by and between the Registrant and Eric Loumeau	10-Q	001-37985	10.25	May 11, 2023
10.7*	Amended and Restated Employment Agreement, effective April 25, 2022, by and between Registrant and Paul Lizzul	8-K	001-37985	10.1	April 29, 2022
10.8++	Amendment No. 3 to the Collaboration and Exclusive License Agreement	10-K	001-37985	10.16	February 25, 2021
10.9++	Confidential Settlement and Modification Agreement dated as of October 23, 2020	10-K	001-37985	10.18	February 25, 2021
10.10	First Amendment to Lease Agreement	10-Q	001-37985	10.19	August 9, 2021
10.11‡++	Royalty Purchase Agreement, dated October 25, 2021, by and between the Registrant and Sagard Healthcare Royalty Partners, LP	8-K	001-37985	2.1	December 1, 2021
10.12	Amendment No. 4 to Tesaro AnaptysBio Collaboration	10-K	001-37985	10.19	March 7, 2022
10.13*	Amended and Restated Employment Agreement, effective August 4, 2023, by and between the Registrant and Daniel Faga	10-Q	001-37985	10.27	November 2, 2023
10.14‡++	Purchase and Sale Agreement, dated September 9, 2022, by and between the Registrant and DRI Healthcare Acquisitions L.P.	10-Q	001-37985	10.23	November 8, 2022

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15‡++	License Agreement, dated November 24, 2023, by and between the Registrant and Centessa Pharmaceuticals (UK) Limited	10-K	001-37985	10.18	March 11, 2024
10.16‡++	Amendment No. 5 to Tesaro AnaptysBio Collaboration	10-K	001-37985	10.19	March 11, 2024
10.17‡	Amendment No. 1 to License Agreement, dated April 9, 2024, by and between the Registrant and Centessa Pharmaceuticals (UK) Limited	10-Q	001-37985	10.28	May 9, 2024
10.18‡++	Agreement and Amendment No. 1 to the Royalty Purchase Agreement, dated May 8, 2024 by and between the Registrant and Sagard Healthcare Partners Funding Borrower SPE 2, LP	10-Q	001-37985	10.29	August 5, 2024
10.19*	Amended and Restated Employment Agreement, effective April 25, 2022, by and between the Registrant and Dennis Mulroy	10-K	001-37985	10.21	February 27, 2025
10.20	Exclusive License Agreement, dated January 31, 2025, by and between the Company and Vanda Pharmaceuticals Inc.	10-Q	001-37985	10.22	May 5, 2025
10.21+	Amendment No. 6 to the Collaboration and Exclusive License Agreement	10-Q	001-37985	10.1	May 12, 2026
10.22*++‡	Consulting Agreement, effective April 20, 2026, by and between the Registrant and Daniel Faga	10-Q	001-37985	10.2	May 12, 2026
10.23++‡	Separation Agreement, effective March 26, 2026, by and between the Registrant and Dennis Mulroy	10-Q	001-37985	10.3	May 12, 2026
10.24++‡	Separation Agreement, effective March 26, 2026, by and between the Registrant and Eric Loumeau	10-Q	001-37985	10.4	May 12, 2026
10.25*	Amendment No. 1 to Amended and Restated 2017 Equity Incentive Plan	8-K	001-37985	10.1	August 11, 2026
10.26*	Consulting Agreement, effective May 11, 2026, by and between the Registrant and Christopher M. Murphy					X
10.27	Wateridge Sublease Agreement					X
19.1‡	Insider Trading Policy	10-K	001-37985	19.1	February 27, 2025
23.1	Consent of KPMG LLP, an independent registered public accounting firm.					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Compensation Recovery Policy.	10-K	001-37985	97	March 11, 2024

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Link base Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: September 21, 2026

AnaptysBio, Inc.

By:	/s/ Daniel Faga
Daniel Faga
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Daniel Faga and Christopher M. Murphy, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-KT and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Faga	President, Chief Executive Officer and Director
Daniel Faga	(Principal Executive Officer)	September 21, 2026

/s/ Christopher M. Murphy	Chief Financial Officer
Christopher M. Murphy	(Principal Accounting and Financial Officer)	September 21, 2026

/s/ Susannah Gray	Director	September 21, 2026
Susannah Gray
/s/ Owen Hughes	Director	September 21, 2026
Owen Hughes
/s/ Oleg Nodelman	Director	September 21, 2026
Oleg Nodelman
/s/John Orwin	Director	September 21, 2026
John Orwin
/s/ Hollings Renton	Director	September 21, 2026
Hollings Renton
/s/ John Schmid	Director	September 21, 2026
John Schmid