Form 10-Q
period 2026-09-30
ANAPTYSBIO, INC
filed 2026-11-12
CIK 1370053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______TO ________

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

As of November 9, 2026, there were 29,729,847 shares of the Registrant’s Common Stock outstanding.

AnaptysBio, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AnaptysBio, Inc.

Balance Sheets

(in thousands, except par value)

(unaudited)

	September 30, 2026	June 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$135,394	$133,826
Receivables from collaborative partners	30,494	25,634
Short-term investments	17,599	30,317
Prepaid expenses and other current assets	4,886	8,650
Total current assets	188,373	198,427
Property and equipment, net	97	102
Deferred tax asset	107,247	106,639
Operating lease right-of-use assets	11,070	11,560
Other long-term assets	256	256
Total assets	$307,043	$316,984
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$879	$4,394
Accrued expenses	19,339	28,798
Current portion of operating lease liability	2,203	2,161
Total current liabilities	22,421	35,353
Liability related to sale of future royalties	249,819	256,493
Long-term taxes payable	3,619	3,619
Operating lease liability, net of current portion	10,364	10,934
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued or outstanding at September 30, 2026 and June 30, 2026, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 29,941 shares and 29,728 shares issued and outstanding at September 30, 2026 and June 30, 2026, respectively	30	30
Additional paid in capital	658,658	652,269
Accumulated other comprehensive loss	(181)	(151)
Accumulated deficit	(637,687)	(641,563)
Total stockholders’ equity	20,820	10,585
Total liabilities and stockholders’ equity	$307,043	$316,984

See accompanying notes to unaudited financial statements.

AnaptysBio, Inc.

Statements of Operations and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2026	2025
Collaboration revenue	$30,274	$76,320
Operating expenses:
Research and development	(1,267)	(2,035)
General and administrative	11,636	1,083
Total operating expenses	10,369	(952)
Income from operations	19,905	77,272
Other income (expense), net:
Interest income	1,438	1,861
Sublease income	667	—
Non-cash interest expense for the sale of future royalties	(18,742)	(22,515)
Total other expense, net	(16,637)	(20,654)
Income before income taxes	3,268	56,618
Benefit (provision) for income taxes	608	(269)
Income from continuing operations	3,876	56,349
Loss from discontinued operations, net of tax	—	(41,236)
Net income	3,876	15,113
Other comprehensive income:
Unrealized (loss) gain on available for sale securities	(30)	53
Total comprehensive income	$3,846	$15,166
Net income (loss) per common share:
Income from continuing operations - basic	$0.13	$2.02
Loss from discontinued operations - basic	—	(1.48)
Net income per common share - basic	$0.13	$0.54
Income from continuing operations - diluted	$0.11	$1.94
Loss from discontinued operations - diluted	—	(1.42)
Net income per common share - diluted	$0.11	$0.52
Weighted-average number of shares outstanding:
Basic	29,847	27,833
Diluted	35,072	29,018

See accompanying notes to unaudited financial statements.

AnaptysBio, Inc.

Statements of Stockholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, June 30, 2026	29,728	$30	$652,269	$(151)	$(641,563)	$10,585
Issuance of common stock from exercises of options	201	—	3,174	—	—	3,174
Issuance of common stock upon vesting of restricted stock units	12	—	—	—	—	—
Stock-based compensation	—	—	3,215	—	—	3,215
Comprehensive loss, net	—	—	—	(30)	—	(30)
Net income	—	—	—	—	3,876	3,876
Balance, September 30, 2026	29,941	$30	$658,658	$(181)	$(637,687)	$20,820

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Deficit
Balance, June 30, 2025	27,973	$28	$792,531	$(6)	$(837,286)	$(44,733)
Issuance of common stock from exercises of options and employee stock purchase plan	68	—	788	—	—	788
Issuance of common stock upon vesting of restricted stock units	24	—	—	—	—	—
Repurchases and retirements of common stock	(490)	—	(9,794)	—	—	(9,794)
Stock-based compensation	—	—	9,157	—	—	9,157
Comprehensive income, net	—	—	—	53	—	53
Net income	—	—	—	—	15,113	15,113
Balance, September 30, 2025	27,575	$28	$792,682	$47	$(822,173)	$(29,416)

See accompanying notes to unaudited financial statements.

AnaptysBio, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,876	$15,113
Less: Loss from discontinued operations, net of tax	—	41,236
Net income from continuing operations	3,876	56,349
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	5	4
Stock-based compensation	3,215	207
Accretion/amortization of investments, net	(92)	(1,130)
Amortization of right-of-use assets – operating	490	470
Non-cash interest expense for sale of future royalties	18,742	22,515
Deferred tax asset	(608)	—
Changes in operating assets and liabilities:
Receivables from collaborative partners	(4,860)	(54,267)
Prepaid expenses and other assets	2,690	(303)
Accounts payable and other liabilities	(32,474)	(18,561)
Operating lease liabilities	(528)	(490)
Net cash (used in) provided by operating activities of continuing operations	(9,544)	4,794
Net cash used in operating activities of discontinued operations	—	(32,151)
Net cash used in operating activities	(9,544)	(27,357)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(9,908)	(19,656)
Sales and maturities of investments	22,500	67,249
Net cash provided by investing activities of continuing operations	12,592	47,593
Net cash used in investing activities of discontinued operations	—	(12)
Net cash provided by investing activities	12,592	47,581
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,436	336
Principal repayment of liability for sale of future royalties	(5,916)	(1,007)
Payments for repurchase of common stock	—	(9,720)
Net cash used in financing activities of continuing operations	(1,480)	(10,391)
Net increase in cash and cash equivalents	1,568	9,833
Cash and cash equivalents in continuing operations, beginning of period	133,826	—
Cash and cash equivalents within discontinued operations, beginning of period	—	100,000
Less: Cash and cash equivalents within discontinued operations, end of period	—	100,000
Cash and cash equivalents in continuing operations, end of period	$135,394	$9,833
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Amounts accrued for repurchase of common stock	$—	$554
Receivable related to issuance of common stock, upon exercise of stock options	$48	$452

See accompanying notes to unaudited financial statements.

AnaptysBio, Inc.

Notes to Unaudited Financial Statements

1. Description of the Business

AnaptysBio, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the state of Delaware in November 2005. Prior to the separation described below in Note 11, Discontinued Operations, we were a clinical-stage biotechnology company focused on delivering innovative immunology therapeutics for autoimmune and inflammatory diseases. We also discovered and out-licensed, in financial collaborations, multiple therapeutic antibodies, including a PD-1 antagonist (Jemperli (dostarlimab-gxly) or “Jemperli”) to GSK and an IL-36R antagonist (“Quimilza”) to Vanda Pharmaceuticals Inc. (“Vanda”). We recognize revenue from milestones and royalties achieved under our immuno-oncology collaboration with GSK and license and transition services revenue from our collaboration with Vanda.

Our management believes our currently available resources will provide sufficient funds to enable us to meet our operating plans for at least the next 12 months from the issuance of our financial statements. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), with the spin-off of our Biopharma segment (“Biopharma”) presented as discontinued operations. See further details in Note 11, Discontinued Operations. The accompanying financial statements for periods prior to the Spin-Off have been recast to reflect discontinued operations.

The accompanying financial statements include the accounts of the Company. Prior to the dissolution of our wholly owned Australian subsidiary on June 11, 2025, we consolidated the accounts of our Australian subsidiary. All intercompany accounts and transactions were eliminated in consolidation. Following the dissolution of our Australian subsidiary, the Company has no subsidiaries requiring consolidation.

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We base our estimates and assumptions on historical experience when available and on various factors that we believe to be reasonable under the circumstances. Significant estimates relied upon in preparing these financial statements include estimates related to revenue recognition, accrued research and development expenses, stock-based compensation, and the liability related to the sale of future royalties. We evaluate our estimates and assumptions on an ongoing basis. Our actual results could differ from these estimates under different assumptions or conditions.

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

The following table sets forth the weighted-average outstanding potentially dilutive securities that have been excluded in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,
(in thousands)	2026	2025
Options to purchase common stock	90	6,736
Stock awards	48	39
Total	138	6,775

Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and may have an impact on our financial statements. Unless otherwise discussed, we believe the impact of any recently issued and not yet effective pronouncements will not have a material impact on our financial statements.

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

3. Balance Sheet Accounts and Supplemental Disclosures

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2026	June 30, 2026
Other receivables	$220	$2,761
Income taxes receivable	3,283	3,238
Prepaid expenses	1,383	2,651
Total prepaid expenses and other assets	$4,886	$8,650

Property and Equipment, Net

Property and equipment, net consist of the following:

(in thousands)	September 30, 2026	June 30, 2026
Leasehold improvements	$203	$203
Less: accumulated depreciation and amortization	(106)	(101)
Total property and equipment, net	$97	$102

Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	September 30, 2026	June 30, 2026
Accrued compensation and related expenses	$4,392	$5,872
Accrued professional fees and other expenses	2,066	4,411
Accrued research, development and manufacturing expenses	10,012	14,289
Accrued liability - First Tracks Biotherapeutics	2,869	4,226
Total accrued expenses	$19,339	$28,798

Accrued compensation and related expenses and research, development and manufacturing expenses include amounts incurred prior to the Spin-Off.

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

As of September 30, 2026, the transaction price for the GSK Agreement and its associated amendments includes the upfront payment, research reimbursement revenue and milestones and royalties earned to date, which are allocated in their entirety to the single performance obligation.

We recognized $30.3 million in royalty revenue during the three months ended September 30, 2026 related to GSK’s net sales of Jemperli and Zejula during the period, which we estimate based on either GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the three months ended September 30, 2026, $29.6 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended), and $0.7 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement, each of such agreements as described in Note 5. We recognized $26.3 million in royalty revenue during the three months ended September 30, 2025, related to GSK’s net sales of Jemperli and Zejula during the period based on GSK’s prior sales experience or actuals. Of the royalty revenue recognized during the three months ended September 30, 2025, $24.9 million is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement (as amended) and $1.4 million is Zejula non-cash revenue related to the Zejula Royalty Monetization Agreement. GSK reports sales information to us on a one quarter lag and differences between actual and estimated royalty revenues will be adjusted in the following quarter.

No clinical or sales milestones were recognized during the three months ended September 30, 2026. One sales milestone for $50.0 million was recognized during the three months ended September 30, 2025 when Jemperli annual sales exceeded $750 million. No other future clinical or regulatory milestones have been included in the transaction price, as all future milestone amounts were subject to the revenue constraint. As part of the constraint evaluation, we considered numerous factors including the fact that the receipt of milestones is outside of our control and contingent upon regulatory filing and approval in a second indication, an outcome that is difficult to predict, and GSK’s efforts. We will re-evaluate the variable transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Milestones under the GSK Agreement are as follows:

PD-1 (Jemperli/Dostarlimab)
Milestone Event	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2’15
IND clearance from the FDA	$4.0M	Q1’16
Phase 2 clinical trial initiation	$3.0M	Q2’17
Phase 3 clinical trial initiation - first indication	$5.0M	Q3’18
Phase 3 clinical trial initiation - second indication	$5.0M	Q2’19
Filing of the first BLA(1) - first indication	$10.0M	Q1’20
Filing of the first MAA(2) - first indication	$5.0M	Q1’20
Filing of the first BLA - second indication	$10.0M	Q1’21
First BLA approval - first indication	$20.0M	Q2’21
First MAA approval - first indication	$10.0M	Q2’21
First BLA approval - second indication	$20.0M	Q3’21
Filing of the first MAA - second indication(3)	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—
First commercial sales milestone(3)	$15.0M	Q3’24
Second commercial sales milestone(3)	$25.0M	Q4’24
Third commercial sales milestone(3)	$50.0M	Q3’25
Fourth commercial sales milestone(4)	$75.0M	Q4’25

Milestones recognized through September 30, 2026	$258.0M	—
Milestones that may be recognized in the future	$15.0M	—

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

We are currently party to litigation with GSK with respect to the GSK Agreement. See Part II, Item 1. “Legal Proceedings” for additional information.

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

Pursuant to the terms of the Vanda License Agreement, we received an upfront payment of $10.0 million for the license and a $5.0 million payment for existing drug supply. We allocated the total transaction price of $15.0 million on a relative standalone selling price in accordance with ASC 606. During the three months ended September 30, 2026, we recognized no license revenue and less than $0.1 million of transition services revenue. During the three months ended September 30, 2025, we recognized no license revenue and $0.1 million of transition services revenue. We are also eligible to receive a 10% royalty on net sales.

The Separation and Distribution Agreement provides that any and all rights to receive milestone payments under the Vanda License Agreement will be allocated to First Tracks Biotherapeutics as follows:

Milestone Event	Amount	Quarter Recognized
FDA regulatory approval for marketing of first licensed product in the USA for the treatment of active flares in GPP	$5.0M	—
Regulatory approval for marketing of the first licensed product in the EU	$5.0M	—
Commercial sales first exceed $100.0 million	$25.0M	—

Milestones recognized through September 30, 2026	—	—
Milestones that may be recognized in the future	$35.0M	—

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

In May 2024, we entered into an amendment to the Jemperli Royalty Monetization Agreement, Amendment No. 1 (the “Jemperli Amendment”) under which we sold additional receivables to Sagard in exchange for $50.0 million. The Jemperli Amendment includes all Jemperli sales, including any product containing Jemperli, whether or not such product constitutes a combination product, and the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Amendment are either $600.0 million if received by the end of March 31, 2031, or $675.0 million if received thereafter. Once either of these thresholds is met, the Jemperli Royalty Monetization Agreement and the Jemperli Amendment will expire, resulting in us regaining all subsequent Jemperli royalties and milestones. As of September 30, 2026, Sagard has received a total of $300.8 million in royalties and milestones.

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

We estimate the effective interest rate used to record non-cash interest expense under the Jemperli Royalty Monetization Agreement based on the estimate of future royalty payments to be received by Sagard. As of September 30, 2026, the estimated effective rate under the agreement was 31.1%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and the timing of the royalty payments received by Sagard and changes in our forecasted royalties. At each reporting date, we will reassess our estimate of total future royalty payments to be received and if such payments are materially different than our prior estimates, we will prospectively adjust the imputed interest rate and the related amortization of the royalty obligation.

No sales milestones were recognized during the three months ended September 30, 2026. One sales milestone for $50.0 million was recognized during the three months ended September 30, 2025 when Jemperli annual sales exceeded $750 million. This sales milestone is Jemperli non-cash revenue related to the Jemperli Royalty Monetization Agreement.

We recognized Jemperli non-cash royalty revenue of approximately $29.6 million and $24.9 million during the three months ended September 30, 2026 and 2025, respectively, and non-cash interest expense of approximately $19.0 million and $22.3 million during the three months ended September 30, 2026 and 2025, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Statements of Operations.

The following table shows the activity within the liability account for the three months ended September 30, 2026:

(in thousands)	September 30, 2026
Liability related to sale of future Jemperli royalties and milestones - balance at 6/30/2026	$234,705
Amortization of issuance costs	36
Royalty and milestone payments to Sagard	(24,907)
Non-cash interest expense recognized(1)	19,027
Liability related to sale of future royalties and milestones - ending balance	$228,861

(1) Of the non-cash interest expense recognized, none was negative amortization for the three months ended September 30, 2026.

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

The proceeds received from DRI of $35.0 million were recorded as a nonrecourse liability, net of transaction costs of $0.2 million, which will be amortized over the estimated life of the arrangement using the effective interest rate method. Royalty revenue will be recognized as earned on net sales of Zejula, and these royalty payments to DRI will be recorded as a reduction of the liability when paid. The aggregate future estimated payments, less the $34.8 million of net proceeds, will be recorded as non-cash interest expense over the life of the agreement. As such payments are made to DRI, the balance of the liability will be effectively repaid over the life of the Zejula Royalty Monetization Agreement.

We recognized Zejula non-cash royalty revenue of approximately $0.7 million and $1.4 million during the three months ended September 30, 2026 and 2025, respectively. We recognized negative non-cash interest expense of approximately $0.3 million and approximately $0.2 million during the three months ended September 30, 2026 and 2025, respectively. The interest and amortization of issuance costs is reflected as non-cash interest expense for the sale of future royalties in the Statements of Operations.

The following table shows the activity within the liability account for the three months ended September 30, 2026:

(in thousands)	September 30, 2026
Liability related to sale of future Zejula royalties - balance at 6/30/2026	$21,788
Amortization of issuance costs	7
Royalty and milestone payments to DRI	(509)
Non-cash interest expense recognized (1)	(328)
Liability related to sale of future royalties - ending balance	$20,958

(1) Of the non-cash interest expense recognized, none was negative amortization for the three months ended September 30, 2026.

6. Fair Value Measurements and Available for Sale Investments

Fair Value Measurements

Our financial instruments consist principally of cash, cash equivalents, and short-term investments, receivables, and accounts payable. Certain of our financial assets and liabilities have been recorded at fair value in the balance sheet in accordance with the accounting standards for fair value measurements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy:

	Fair Value Measurements at End of Period Using:
(in thousands)	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2026
Money market funds(1)	$45,738	$45,738
Mutual funds(1)	24,218	24,218
U.S. Treasury securities(1)(2)	77,326	77,326
At June 30, 2026
Money market funds(1)	$41,874	$41,874	$—	$—
Mutual funds(1)	36,503	36,503	—	—
U.S. Treasury securities(1)(2)	74,990	74,990	—	—
Commercial and corporate obligations(2)	5,075	—	5,075	—

(1)
Included in cash and cash equivalents in the accompanying balance sheets.
(2)
Included in short-term investments in the accompanying balance sheets depending on the respective maturity date.

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

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and short-term investments as of September 30, 2026 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
U.S. Treasury securities(1)	$77,338	$—	$(12)	$77,326
Total available-for-sale investments	$77,338	$—	$(12)	$77,326

(1)
Of our outstanding U.S. Treasury securities, $77.3 million have maturity dates of less than one year and $0.0 million have a maturity date of between one to two years as of September 30, 2026.

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and short-term investments as of June 30, 2026 are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Commercial and corporate obligations(1)	$5,072	$3	$-	$5,075
U.S. Treasury securities(2)	74,974	17	(1)	74,990
Total available-for-sale investments	$80,046	$20	$(1)	$80,065

(1)
Of our outstanding commercial and corporate obligations, $5.1 million have maturity dates of less than one year and $0.0 million have a maturity date of between one to two years as of June 30, 2026.
(2)
Of our outstanding U.S. Treasury securities, $75.0 million have maturity dates of less than one year and $0.0 million have a maturity date of between one to two years as of June 30, 2026.

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2026, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2026
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$72,239	$(12)	$—	$—	$72,239	$(12)
Total	$72,239	$(12)	$—	$—	$72,239	$(12)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2026, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2026
	Less than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury Securities	$24,842	$(1)	$—	$—	$24,842	$(1)
Total	$24,842	$(1)	$—	$—	$24,842	$(1)

As of September 30, 2026 and June 30, 2026 unrealized losses on available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

7. Stockholders’ Equity

Common Stock

Of the 500,000,000 shares of common stock authorized, 29,940,623 shares were issued and outstanding as of September 30, 2026.

Stock Repurchase Program

In March 2026, our Board of Directors authorized a stock repurchase program (the “2026 Repurchase Program”) to repurchase up to $100.0 million of our outstanding common stock. As of September 30, 2026, $100.0 million remained available for future shares of common stock to be repurchased under the 2026 Repurchase Program. The 2026 Repurchase Program will expire on December 31, 2026.

8. Equity Incentive Plans

2017 Equity Incentive Plan

In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Equity Incentive Plan (the “2017 Plan”). Under the 2017 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then our employees, officers, directors or consultants. In addition, the number of shares of stock available for issuance under the 2017 Plan were to be automatically increased each January 1, beginning on January 1, 2018, by 4% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. At our annual stockholder meeting on June 12, 2024, the 2017 Plan was amended, eliminating the automatic annual share increase and the number of shares available for issuance was increased by 2,700,000 shares. At our annual stockholder meeting on June 17, 2025, the 2017 Plan was amended and restated to further increase the number of shares available for issuance by 1,650,000 shares. At our annual stockholder meeting on August 11, 2026, the 2017 Plan was amended and restated to extend the expiration of the 2017 Plan from January 2027 to August 2036. All future share increases will require stockholder approval. As of September 30, 2026, 2,189,325 shares were available for future issuance.

Employee Stock Purchase Plan

In January 2017, our Board of Directors and stockholders approved and adopted the 2017 Employee Stock Purchase Plan (“ESPP”). In addition, the number of shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2018, by 1% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31 or such lesser number as determined by our Board of Directors. The Board of Directors determined that due to sufficient shares being available in the ESPP, the number of shares available as of January 1, 2025 and January 1, 2026 would not increase. As of September 30, 2026, 294,081 shares have been issued under the ESPP and 1,804,726 shares were available for future issuance under the ESPP. This plan will expire in January 2027.

Stock Options

Stock options granted to employees and non-employees generally vest over a four-year period while stock options granted to directors generally vest over a one-year period. Each stock option award has a maximum term of 10 years from the date of grant, subject to earlier cancellation prior to vesting upon cessation of service to us. A summary of the activity related to stock option awards during the three months ended September 30, 2026 is as follows:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2026	6,072,369	$18.62	7.04	$297,386
Granted	—	$—
Exercises	(200,660)	$15.82
Forfeitures and cancellations	(1,650)	$78.28
Outstanding at September 30, 2026	5,870,059	$18.70	6.93	$186,967
Exercisable at September 30, 2026	3,668,323	$18.74	6.18	$117,310

Total cash received from the exercise of stock options was approximately $4.4 million during the three months ended September 30, 2026.

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

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2026	1,505,309	$7.13	1.47	$101,608
Granted	—	$—
Released	(12,143)	$1.53
Forfeitures and cancellations	—	$—
Outstanding at September 30, 2026	1,493,166	$7.18	1.23	$75,047
RSU expected to vest at September 30, 2026	1,493,166	$7.18	1.23	$75,047

Stock-Based Compensation Expense

We recognize stock-based compensation expense for awards issued to employees and non-employees over the requisite service period based on the estimated grant-date fair value of such awards. The estimated fair values of stock option awards granted were determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,
	2026	2025
Risk-free interest rate	0.0%	4.0%
Expected volatility	—	82.6%
Expected dividend yield	—	—%
Expected term (in years)	0.00	6.49
Weighted average grant date fair value per share	$—	$14.97

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

Total non-cash stock-based compensation expense for all stock awards that was recognized in the statements of operations and comprehensive income is as follows:

	Three Months Ended September 30,
(in thousands)	2026	2025
Research and development	$—	$(290)
General and administrative	3,215	497
Total	$3,215	$207

At September 30, 2026, there was $7.2 million of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.17 years and $8.3 million of unrecognized cost related to unvested RSU awards, which is expected to be recognized over a period of 2.09 years.

On March 26, 2026, our then Chief Legal Officer entered into a transition and separation agreement, conditioned upon and effective on the Spin-Off. In connection with their transition and separation agreement, we modified certain equity awards and recognized approximately $1.1 million in non-cash stock-based compensation expense during the three months ended September 30, 2026.

9. Commitments and Contingencies

Operating Leases

On May 4, 2020, we entered into a lease agreement with Wateridge Property Owner, LP, with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Lease Agreement”). Under the Lease Agreement, we agreed to lease approximately 45,000 square feet of space for a term of 124 months, beginning on April 5, 2021. The terms of the Lease Agreement provide us with an option to extend the term of the lease for an additional five years, as well as a one-time option to terminate the lease after seven years, on April 30, 2028 with the payment of a termination fee of $3.8 million plus 15-months of operating expenses and real property taxes. The exercise of the lease option is at our sole discretion, which we currently do not anticipate exercising and as such was not recognized as part of the right-of-use asset (the “ROU asset”) and lease liability. The monthly base rent was initially $4.20 per rentable square foot and is increased by 3% annually. Under the Lease Agreement, we are also responsible for our pro rata share of real estate taxes, building insurance, maintenance, direct expenses, and utilities. Upon lease commencement, on April 5, 2021, we recognized an ROU asset of $20.6 million, with a corresponding lease liability of $20.7 million on the balance sheets. The ROU asset includes adjustments for prepayments, initial direct costs, and lease incentives. As of September 30, 2026, we have recorded $0.3 million as a security deposit in accordance with the terms of the Lease Agreement.

Our lease payments are fixed, and we recognize lease expense for leases on a straight-line basis over the lease term. Operating lease ROU assets and lease liabilities are recorded based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The weighted-average discount rate used was 4.0% and the weighted-average remaining lease term is approximately 4.9 years.

The following non-cancellable office lease costs are included in our statements of cash flow (in thousands):

		Three Months Ended September 30,
Leases	Classification on the Cash Flow	2026	2025
Operating lease cost	Operating	$619	$619
Cash paid for amounts included in the measurement of lease liabilities	Operating	658	639

At September 30, 2026, the future minimum annual obligations for the Company’s operating lease liabilities are as follows:

Years Ending June 30, (in thousands)
2027	$1,988
2028	2,725
2029	2,807
2030	2,891
2031	2,978
Thereafter	509
Total minimum payments required	$13,898
Less: imputed interest	(1,331)
Total	$12,567

Sublease

On June 15, 2026, we entered into a sublease agreement with First Tracks Biotherapeutics with respect to facilities in the building at 10770 Wateridge Circle, San Diego, California 92121 (the “Sublease Agreement”). Under the Sublease Agreement, we agreed to sublease approximately 45,000 square feet of space for a term of approximately 24 months, beginning on April 20, 2026, continuing until the earlier of (a) April 4, 2028, or (b) twelve months from the commencement of the renewal term. The monthly base rent was initially $4.87 per rentable square foot and is increased by 3% annually. First Tracks Biotherapeutics is also responsible for their share of operating expenses, real property taxes, insurance, insurance deductibles and repairs. As of September 30, 2026, we recorded sublease income of $0.7 million in accordance with the terms of the Sublease Agreement. The sublease income over the term of the sublease will be the same as the amount due under our existing Lease Agreement, therefore no impairment of the right of use asset was recorded for the three months ended September 30, 2026. As of September 30, 2026, the weighted-average remaining lease term is approximately 1.5 years.

At September 30, 2026, the future minimum annual lease receivables for the Company’s operating lease income is as follows:

Years Ending June 30, (in thousands)
2027	$1,988
2028	2,063
Total lease income receivable	$4,051

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

10. Segment Reporting

During 2025, in connection with the proposed separation of our operations into two independent, publicly traded companies, our Chief Executive Officer, who is our chief operating decision maker (“CODM”), revised the information he regularly reviews in evaluating the allocation of resources and assessing operating performance. On April 20, 2026, the separation was completed through the spin-off of the Biopharma segment into First Tracks Biotherapeutics, with the Royalty Management segment remaining as our only operating segment.

Segment profit or loss is measured as the net income and is used to monitor results. We do not report identifiable assets by segment as this is not a metric used by our CODM to allocate resources or evaluate performance.

The following table presents our segment information for the three months ended September 30, 2026 and 2025 and is a summary of segment revenue, income and our significant expenses (in thousands):

	Three Months Ended September 30,
	2026	2025
Collaboration revenue	$30,274	$76,320
Operating expenses:
Total R&D	(1,267)	31,407
External G&A(1)	8,068	2,247
Internal G&A(2)	3,568	7,962
Total G&A	11,636	10,209
Total operating expenses	10,369	41,616
Income from operations	19,905	34,704

Interest income	1,438	2,924
Sublease income	667	—
Non-cash interest expense	(18,742)	(22,515)
Total other expense, net	(16,637)	(19,591)

Income before income taxes	3,268	15,113
Benefit for income taxes	608	—
Segment net income	$3,876	$15,113

(1)
External G&A consists of general and administrative expenses including transaction costs, legal services, insurance, professional fees for auditing, tax, and facility-related costs.
(2)
Internal G&A consist of salaries and wages, stock-based compensation, recruiting and other employee benefits.

11. Discontinued Operations

On April 20, 2026, we completed the previously announced Spin-Off of First Tracks Biotherapeutics. The Spin-Off of First Tracks Biotherapeutics was achieved through our pro rata distribution of all of the outstanding shares of common stock of First Tracks Biotherapeutics to holders of record of our common stock. Each holder of record of our common stock received one share of First Tracks Biotherapeutics’ common stock for every one share of our common stock held on April 6, 2026, the record date for the distribution. The historical statements of operations of First Tracks Biotherapeutics have been presented as discontinued operations in the financial statements and prior periods have been restated.

In addition to the Separation and Distribution Agreement, we entered into various other agreements to provide a framework for our relationship with First Tracks Biotherapeutics after the Spin-Off, including a transition services agreement.

Under the terms of the transition services agreement, First Tracks Biotherapeutics agreed to provide us on an interim, transitional basis, various services, including, but not limited to, accounts payable administration, information technology services, general administrative services and other support services commencing on the Spin-Off date and terminating up to one year following the date of the Spin-Off. During the three months ended September 30, 2026, there were approximately $0.5 million of transition services expenses associated with the provision of services from First Tracks Biotherapeutics.

The following table represents the carrying value of assets distributed as part of the Spin-Off on April 20, 2026:

(in thousands)	April 20, 2026
Assets:
Cash and cash equivalents	$100,000
Prepaid expenses and other current assets	2,948
Total current assets	102,948
Property and equipment, net	1,174
Total assets	$104,122

The following table presents a reconciliation of the major classes of line items constituting pretax loss from discontinued operations to after-tax loss in discontinued operations for the three months ended September 30, 2025:

Three Months Ended September 30,
(in thousands)	2025
Research and development	$33,442
General and administrative	9,126
Total operating expenses	42,568
Loss from operations	(42,568)
Interest income	1,063
Total other income, net	1,063
Loss from discontinued operations before income taxes	(41,505)
Benefit for income taxes	269
Loss from discontinued operations, net of tax	$(41,236)

12. Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. For interim periods, we applied ASC 740-270, which generally requires an estimated annual effective tax rate to be applied to year-to-date ordinary income (loss).

We recorded an income tax benefit of $0.6 million and an income tax provision of $0.3 million for the three months ended September 30, 2026 and 2025, respectively.

The variance from the U.S. federal statutory rate of 21% for the three months ended September 30, 2026 was primarily attributable to tax deductions associated with windfall tax benefits on equity compensation. The variance from the U.S. federal statutory rate of 21% for the three months ended September 30, 2025 was primarily attributable to the utilization of operating loss carryovers which were previously offset by a valuation allowance against quarterly income.

We assess the realizability of our deferred tax assets each reporting period, weighing all available positive and negative evidence, including our history of cumulative losses, projected future taxable income and the timing of reversal of existing temporary differences. Based on this assessment, we concluded that a substantial portion of our deferred tax assets are realizable with the exception of certain deductible differences and IRC Section 382 limited tax attributes expected to reverse following the lapse of royalty and license revenue streams. Prior to the Spin-Off, we maintained a full valuation allowance against our net deferred tax assets. We will continue to evaluate the need for a valuation allowance each reporting period.

The One Big Beautiful Bill Act of 2025 ("OBBBA") was signed into law on July 4, 2025. The OBBBA makes changes to the U.S. corporate income tax including immediate expensing of domestic research and development costs while foreign expenditures will continue to be capitalized and amortized over 15 years and modifications to the timing of the deduction for interest expense.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained on examination, based on the technical merits. As of September 30, 2026, we had unrecognized tax benefits of $14.1 million. If recognized, $11.3 million would affect the effective tax rate. As of September 30, 2025, we had unrecognized tax benefits of $8.2 million.

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report. Moreover, we operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and related notes for the three months ended September 30, 2026, included in Part I, Item 1 of this Quarterly Report and with our audited financial statements and related notes thereto for the six months ended June 30, 2026 included in our Transition Report on Form 10-KT filed with the Securities and Exchange Commission on September 21, 2026. This discussion and other sections of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Quarterly Report. You should also carefully read “Special Note Regarding Forward-Looking Statements”.

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

In August 2026, the FDA accepted the sBLA for Jemperli in patients with previously untreated stage II and III mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) locally advanced rectal cancer with a target action date of February 2027. In October 2026, the FDA granted accelerated approval for Jemperli in patients with previously untreated stage II and III mismatch repair deficient (dMMR)/microsatellite instability-high (MSI-H) locally advanced rectal cancer.

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

For more information about these collaborations, see Note 4 — Collaborative Research and Development Agreements in the accompanying notes to the financial statements of this Quarterly Report on Form 10-Q.

Financial Overview

As of September 30, 2026, we had an accumulated deficit of $637.7 million, primarily as a result of losses incurred since our inception in 2005. We do not expect to continue to incur net operating losses for at least the next several years as we hold and continue to manage the financial collaboration for Jemperli with GSK and for Quimilza with Vanda, with a focus on protecting and returning value of the royalties to its stockholders.

Collaboration Revenue

We have not generated any revenue from product sales. Our revenue has been derived from amortization of upfront license payments, research and development funding, milestone and royalty payments under collaboration and license agreements with our collaborators. From inception through September 30, 2026, we have recognized $664.4 million in revenue from our collaborators.

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

In May 2024, we entered into an amendment to the Jemperli Royalty Monetization Agreement, Amendment No. 1 (the “Jemperli Amendment”) under which we sold additional receivables to Sagard in exchange for $50.0 million. The Jemperli Amendment includes all Jemperli sales, including any product containing Jemperli, whether or not such product constitutes a combination product, and the threshold amounts of aggregate Jemperli royalties and milestones to be received by Sagard under the Jemperli Amendment are either $600.0 million if received by the end of March 31, 2031, or $675.0 million if received thereafter. Once either of these thresholds is met, the Jemperli Royalty Monetization Agreement and the Jemperli Amendment will expire, resulting in us regaining all subsequent Jemperli royalties and milestones. As of September 30, 2026, Sagard has earned approximately $330.4 million in royalties and milestones. For more information see Note 5 — Sale of Future Royalties in the accompanying notes to the financial statements of this Quarterly Report on Form 10-Q.

The GSK Agreement, as amended, expires when no further payments are due to us, unless earlier terminated. Either party may terminate the GSK Agreement, as amended, in the event of an uncured material breach by the other party. GSK may terminate the GSK Agreement, as amended, at any time upon 90 days’ prior written notice to us.

Milestones under the GSK Agreement are as follows:

PD-1 (Jemperli/Dostarlimab)
Milestone Event	Amount	Quarter Recognized
Initiated in vivo toxicology studies using good laboratory practices (GLPs)	$1.0M	Q2’15
IND clearance from the FDA	$4.0M	Q1’16
Phase 2 clinical trial initiation	$3.0M	Q2’17
Phase 3 clinical trial initiation - first indication	$5.0M	Q3’18
Phase 3 clinical trial initiation - second indication	$5.0M	Q2’19
Filing of the first BLA(1) - first indication	$10.0M	Q1’20
Filing of the first MAA(2) - first indication	$5.0M	Q1’20
Filing of the first BLA - second indication	$10.0M	Q1’21
First BLA approval - first indication	$20.0M	Q2’21
First MAA approval - first indication	$10.0M	Q2’21
First BLA approval - second indication	$20.0M	Q3’21
Filing of the first MAA - second indication(3)	$5.0M	—
First MAA approval - second indication(3)	$10.0M	—
First commercial sales milestone(3)	$15.0M	Q3’24
Second commercial sales milestone(3)	$25.0M	Q4’24
Third commercial sales milestone(3)	$50.0M	Q3’25
Fourth commercial sales milestone(4)	$75.0M	Q4’25

Milestones recognized through September 30, 2026	$258.0M	—
Milestones that may be recognized in the future	$15.0M	—

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

In connection with GSK Amendment No. 3, in October 2020 GSK agreed, under the terms of a settlement agreement (the “GSK Settlement Agreement”), to pay us a royalty on all GSK net sales of Zejula starting January 1, 2021. Under the GSK Settlement Agreement, the royalty is paid at a rate of 1% but is subject to reduction due to royalties paid to third parties, with a minimum royalty payable under the GSK Settlement Agreement of 0.5% of global net sales of Zejula. The current effective royalty rate is 0.5%. In September 2022, we signed a royalty monetization agreement (the “Zejula Royalty Monetization Agreement”) with a wholly owned subsidiary of DRI Healthcare Trust (“DRI”) to monetize all of our future royalties on global net sales of Zejula under the GSK Settlement Agreement. Under the terms of the Zejula Royalty Monetization Agreement, we received $35.0 million in exchange for all royalties payable by GSK to us under the GSK Settlement Agreement on global net sales of Zejula starting in July 2022.

We are currently party to litigation with GSK with respect to the GSK Agreement. See Part II Item 1. “Legal Proceedings” for additional information.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) with the spin-off of the Biopharma segment presented as discontinued operations. See Note 11—Discontinued Operations in the accompanying notes to the financial statements of this Quarterly Report on Form 10-Q for additional information regarding the Spin-Off. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. We believe there have been no significant changes in our critical accounting policies as discussed in our Transition Report on Form 10-KT filed with the SEC on September 21, 2026.

Results of Operations - Comparison of the Three Months Ended September 30, 2026 and 2025

Collaboration Revenue

Collaboration revenue consists of milestone payments, royalty payments, upfront license fees and transition services provided under our collaboration agreements. We recognized no milestone revenue during the three months ended September 30, 2026 and $50.0 million in milestone revenue for the three months ended September 30, 2025. No collaboration revenue was allocated to discontinued operations during the three months ended September 30, 2026 and 2025. We expect that any collaboration revenue we generate will continue to fluctuate from period to period as a result of the timing and amount of milestone payments and sales under our existing collaboration agreements, including royalty revenue from sales of Jemperli and Zejula.

Collaboration revenue was $30.3 million for the three months ended September 30, 2026, compared to $76.3 million for the three months ended September 30, 2025. A comparison of collaboration revenue is as follows:

	Three Months Ended September 30,
(in thousands)	2026	2025	Increase (Decrease)
GSK Milestone Revenue (non-cash)	$—	$50,000	$(50,000)
GSK Royalty Revenue - Jemperli (non-cash)	29,565	24,903	$4,662
GSK Royalty Revenue - Zejula (non-cash)	699	1,360	$(661)
Vanda License and Transition Services Revenue	10	57	$(47)
Total collaboration revenue	$30,274	$76,320	$(46,046)

All royalty revenue recognized for the three months ended September 30, 2026 and 2025 is non-cash revenue pursuant to the Royalty Monetization Agreements. Revenue recognized under the Vanda license and transition services revenue was cash based.

For more information, see Note 5 — Sale of Future Royalties in the accompanying notes to the financial statements of this Quarterly Report on Form 10-Q.

Research and Development Expenses

Research and development expenses were a negative $1.3 million during the three months ended September 30, 2026, compared to a negative $2.0 million expense during the three months ended September 30, 2025, for a decrease of $0.7 million. The decrease is primarily attributable to adjustments related to the closeout of clinical contracts reducing expenses incurred prior to the separation.

Research and development expenses from discontinued operations were $33.4 million during the three months ended September 30, 2025.

General and Administrative Expenses

General and administrative expenses were $11.6 million during the three months ended September 30, 2026 compared to $1.1 million during the three months ended September 30, 2025, for an increase of approximately $10.5 million. The increase is primarily due to a $4.8 million increase in legal expenses due to litigation expenses related to the GSK lawsuit and activity related to the separation of the business, a $2.7 million increase in stock compensation expense and a $2.4 million net increase in other general and administrative expenses, $0.3 million increase in personnel and other related costs and $0.3 million increase in insurance costs.

Legal expenses within general and administrative expenses included $4.8 million and $0.1 million of litigation expenses related to the GSK lawsuit during the three months ended September 30, 2026 and 2025, respectively.

General and administrative expenses from discontinued operations were $9.1 million during the three months ended September 30, 2025.

We expect that our general and administrative expenses will decrease for the foreseeable future as we experience fewer expenses associated with salaries and related benefits, stock compensation expense, legal, auditing and filing fees, and general compliance and consulting expenses due to the completion of the separation.

Non-Cash Interest Expense for the Sale of Future Royalties

Interest expense was $18.7 million during the three months ended September 30, 2026 compared to $22.5 million during the three months ended September 30, 2025. The decrease of $3.8 million in non-cash interest expense is primarily due to an increase in the GSK Jemperli sales which changed the expected timing for Sagard to be paid in full per the Jemperli Royalty Monetization Agreement.

Interest Income

Interest income was $1.4 million during the three months ended September 30, 2026 compared to $1.9 million during the three months ended September 30, 2025. The decrease of $0.5 million in interest income was primarily related to our short-term investments and the decrease in investment balances, as well as the timing of sales, maturities and purchases of our investments.

Interest income from discontinued operations was $1.1 million during the three months ended September 30, 2025.

Income taxes

Income tax benefit was $0.6 million for the three months ended September 30, 2026 compared to $0.3 million income tax expense for the three months ended September 30, 2025. The increase was primarily attributable to the tax deductions associated with windfall tax benefits on equity compensation.

Income tax benefit from discontinued operations was $0.3 million for the three months ended September 30, 2025.

Liquidity and Capital Resources

As of September 30, 2026, we had $153.0 million in cash, cash equivalents and investments.

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

Cash, cash equivalents and investments totaled $153.0 million as of September 30, 2026, compared to $164.1 million as of June 30, 2026. We believe that our existing cash, cash equivalents and investments will fund our current operating plan for at least the next twelve months from the issuance of our financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

Cash Flows

The following table summarizes our cash flows for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities of continuing operations	$(9,544)	$4,794
Operating activities of discontinued operations	—	(32,151)
Investing activities of continuing operations	12,592	47,593
Investing activities of discontinued operations	—	(12)
Financing activities of continuing operations	(1,480)	(10,391)
Net increase in cash and cash equivalents	$1,568	$9,833

Operating Activities

Net cash used in operating activities of continuing operations during the three months ended September 30, 2026 was $9.5 million, primarily due to our net income from continuing operations of $3.9 million, adjusted for addbacks for non-cash items of $21.8 million which includes non cash interest expense for sale of future royalties, stock-based compensation, accretion of discount on investments, amortization of operating right-of-use assets and depreciation as well as net decreases in working capital of $35.2 million, which includes decreases related to accounts payable and other liabilities, receivables from collaborative partners and operating lease liabilities partially offset by decreases in prepaid expenses and other assets.

Net cash provided by operating activities of continuing operations during the three months ended September 30, 2025 of $4.8 million was primarily due to our net income from continuing operations of $56.3 million, adjusted for addbacks for non-cash expenses of $22.1 million, which includes stock-based compensation, amortization of operating right-of-use assets, accretion from marketable securities, depreciation, and non-cash interest expense, and decreases in working capital of $73.6 million, which includes decreases related to accounts payable and other liabilities, receivables from collaborative partners ,operating lease liabilities, and prepaid expenses and other assets.

Investing Activities

Net cash provided by investing activities from continuing operations during the three months ended September 30, 2026 was $12.6 million, primarily due to the sale and maturities of investments of $22.5 million offset by purchases of investments of $9.9 million.

Net cash provided by investing activities from continuing operations during the three months ended September 30, 2025 was $47.6 million, primarily due to the sale and maturities of investments of $67.2 million offset by purchases of investments of $19.6 million.

Financing Activities

Net cash used in financing activities during the three months ended September 30, 2026 was $1.5 million, primarily related to $5.9 million for principal repayments of the liability for the sale of future royalties, partially offset by $4.4 million of cash received for the proceeds from the issuance of common stock.

Net cash used in financing activities during the three months ended September 30, 2025 was $10.4 million, primarily due to $9.7 million repurchase of common stock and $1.0 million for repayments of the liability for the sale of future royalties, slightly offset by proceeds from the issuance of common stock of $0.3 million.

Contractual Obligations

Prior to the separation of First Tracks Biotherapeutics, we had entered into agreements with certain vendors for the provision of goods and services. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments varies and is based on the timing of the cancellation or termination and the specific terms of the agreement and therefore are cancellable contracts. All of these agreements were transferred to First Tracks Biotherapeutics in connection with the separation.

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

For further information related to our operating lease, see Note 9 — Commitments and Contingencies in the accompanying notes to the financial statements of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2026, there have been no material changes surrounding our market risk, including interest rate risk, inflation risk, and foreign currency exchange risk from the discussion provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Transition Report on Form 10-KT filed with the SEC on September 21, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of September 30, 2026, our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tesaro also alleged that AnaptysBio materially breached the agreement, entitling Tesaro to exercise certain rights and remedies under the agreement. Tesaro’s claim for breach was predicated on an allegation that AnaptysBio improperly alleged that Tesaro had breached the Collaboration Agreement, which allegedly caused an anticipatory breach of contract. Tesaro’s claim that we materially breached our duties was dismissed by the Court on April 24, 2026. The trial on the remaining claims was held July 14-17, 2026. Following the trial, on July 28, 2026, we, Tesaro and GSK submitted a Joint Stipulation and Proposed Order (the “Stipulation”) with the Court to propose a schedule governing the post-trial briefing, which the Court granted. Pursuant to the Stipulation, (i) we filed our opening post-trial brief on August 21, 2026, (ii) Tesaro and GSK filed their answering post-trial brief on September 25, 2026, (iii) we filed our reply post-trial brief on October 9, 2026, and (iv) post-trial argument was held on October 20, 2026. In our post-trial brief and during oral argument, we requested that the Court enforce the reversion provision in the Collaboration Agreement and order Tesaro to return dostarlimab rights to us.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.

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
•
Our existing collaborations with GSK and with Vanda are important to our business. If we are unable to maintain the GSK collaboration, or if this collaboration is not successful, our business could be adversely affected.
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
•
general economic conditions in the jurisdictions where Jemperli is sold, including macroeconomic disruptions or slowdowns; or
•
if our royalty revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially.

Our existing collaboration with GSK and other collaborations, including with Vanda, are important to our business, and other future collaborations may also be important to our business. If we are unable to maintain the GSK collaboration, or if this collaboration is not successful, our business could be adversely affected and the price of our securities could fall.

Much of our current and near-term projected revenues have been derived from Jemperli under the GSK Agreement. We expect royalties from Jemperli will likely continue to comprise a substantial portion of our revenues in the future. Any action or inaction by either GSK or us that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between the parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for our partnered products and other GSK oncology products, disputes over public statements, and similar matters. In the future, we also may receive revenue under the Vanda License Agreement, if its BLA is approved and it generates revenue from sales of Quimilza, which would increase our reliance on the Vanda License Agreement. If our collaboration with GSK or with Vanda were terminated, we may not receive all or any of the royalties or milestones potentially coming from such collaboration, which could adversely affect our business or financial condition.

We are unable to predict the success of our collaborations. Our collaborators have some discretion in determining and directing the efforts and resources, including under certain circumstances the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may in some circumstances have the right, and elect to, de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected.

In addition, any dispute or litigation proceedings with our collaborators could delay development programs under collaborators, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense. We are currently party to litigation regarding our collaboration agreement with Tesaro. On November 20, 2025, we filed a Verified Complaint in Delaware Chancery Court, requesting a court declaration that Tesaro has materially breached the GSK Agreement and that GSK, Tesaro’s corporate parent, has tortiously interfered with the GSK Agreement. We have requested that the court declare that we are entitled to all rights and remedies under the GSK Agreement. See Part II Item 1. Legal Proceedings for additional information. While this litigation is pending, the ownership of related intellectual property rights may be uncertain, and management is spending significant time and resources. Tesaro and its affiliate Tesaro Development, Ltd. separately filed suit against us the same day, requesting a declaration that they have not materially breached and that we have materially breached our duties. Tesaro’s claim that we materially breached our duties was dismissed by the Court on April 24, 2026. The trial on the remaining claims was held July 14-17, 2026. In our post-trial brief, we requested that the Court enforce the reversion provision in the GSK Agreement and order Tesaro to return dostarlimab rights to us. If the litigation results in a negative outcome for us, it may have a materially negative impact on our rights under the GSK Agreement and our financial position going forward.

Previously, in October 2020, we settled a matter with Tesaro and GSK related to an alleged breach of our GSK Agreement in connection with GSK’s development of a drug not covered by the agreement. There can be no assurance that we will not encounter such issues under our collaboration with Tesaro or other parties in the future.

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

In addition, other legislative changes have been proposed and adopted at the United States federal and state levels to reduce healthcare expenditures, including the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”). The GLOBE rules, together with any other most-favored-nation pricing rules that are finalized, are likely to mandate reduced prices of at least some drugs in the United States, if they are also sold in comparator countries. It is likely that pricing pressures will continue globally.

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

Following our Spin-Off of First Tracks Biotherapeutics in April 2026, certain members of our management’s time and attention are allocated between the two publicly-traded companies, which may result in operational disruptions to our business. To succeed, we may need to recruit, retain, manage and motivate qualified personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our operating results and adversely affect our ability to realize the benefits under our existing collaborations and to manage our business after the Spin-Off.

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

We are dependent on information technology systems, infrastructure and data to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of confidential and sensitive information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. We have established physical, electronic and organizational measures to safeguard and secure our systems which are designed to prevent data compromise, and rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and the processing, transmission and storage of our information. We have also outsourced elements of our information technology infrastructure, resulting in a number of third-party vendors that may or could have access to our information. Despite the implementation of security measures, any of the internal technology systems belonging to us, our collaborators or our third party service providers are vulnerable to damage from computer viruses, bugs, worms, malware, hacking, supply chain attacks and vulnerabilities, distributed denial-of-service attacks, credential stuffing or harvesting, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. Any system failure, accident or security breach that causes interruptions in our own, in collaborators’ or in third party service providers’ operations could result in a material disruption of our business operations.

Our system protections may be ineffective or inadequate, or we could be impacted by software bugs or other technical malfunctions, as well as employee error or malfeasance. Additionally, laws and regulations regarding privacy and data protection are evolving, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our or our collaborators or third party service providers’ business practices and products and service offerings. To the extent that the measures we or our collaborators or third-party service providers have taken prove to be insufficient or inadequate, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, damages, harm to our reputation, or loss of customers. While we have not experienced any material losses as a result of any system failure, accident or security breach to date, we have been the subject of certain phishing attempts in the past. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. Additionally, a party who circumvents our security measures could, among other effects, appropriate proprietary data, cause interruptions in our operations, or expose our collaborators to hacks, viruses, and other disruptions. In addition, while we maintain cybersecurity insurance coverage, we cannot be sure that such coverage will be adequate or sufficient to compensate for any losses associated with such events, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. The development and maintenance of our information technology systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.

Our operations, or the third parties upon whom we depend, are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist activity, health epidemics or pandemics and other events beyond our control, which could harm our business.

Our facilities are located in San Diego, California, which is a seismically active region, and has also historically been subject to wildfires and electrical blackouts as a result of a shortage of available electrical power. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity, health epidemics or pandemics or other disasters, including those resulting from or amplified by climate change, and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. We maintain multiple copies of our electronic data records, most of which we maintain at our headquarters.

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

We are subject to risks associated with foreign trade policy, including tariffs imposed or proposed by the United States on its trading partners, as well as retaliatory actions that have or may be imposed by other countries in response. U.S. tariffs and other trade restrictions against trading partners and specific sectors of the global economy may have an adverse effect on our business and financial condition. The United States has imposed many country-specific tariffs and continues to impose increased tariffs on China in particular. In addition, the U.S. administration has imposed tariffs on imports of certain patented pharmaceutical products and ingredients, subject to certain exemptions, and additional tariffs could be imposed in the future. Certain tariffs have also been invalidated by the U.S. Supreme Court. The scope, rates and duration of current and future tariffs remain uncertain and subject to change. Jemperli involves pharmaceutical ingredients that are partially sourced from outside of the United States, including China, the cost of which may increase due to additional tariff rates. Higher material costs may negatively impact our royalties.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer

In March 2026, our board of directors approved a stock repurchase program to repurchase up to $100.0 million of shares of our outstanding common stock, par value $0.001 per share (the “2026 Repurchase Program”). As of September 30, 2026, $100.0 million remained available for future shares of common stock to be repurchased under the 2026 Repurchase Program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

** This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AnaptysBio, Inc.

Date: November 12, 2026	By:	/s/ Daniel Faga
Daniel Faga
President and Chief Executive Officer

Date: November 12, 2026	By:	/s/ Christopher M. Murphy
Christopher M. Murphy
Principal Accounting and Financial Officer